Form 10-K
period 2006-12-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2007-03-21
CIK 1260625

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-50917

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0509431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, Peoples Republic of China, 518034
(86) 755-8351-0888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there were 24,524,667 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $54 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 34,734,127 shares of common stock outstanding as of March 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to “CSST,” “we,” “us,” “our,” “our Company,” or “the Company” are to China Security & Surveillance Technology, Inc., a Delaware corporation and its direct and indirect subsidiaries. Unless the context otherwise requires, all references to (i) “Safetech” are to China Safetech Holdings Limited, a British Virgin Islands corporation; (ii) “CSST HK” are to China Security & Surveillance Technology (HK) Ltd., a Hong Kong corporation; (iii) “CSST China” are to China Security & Surveillance Technology (PRC) Ltd., a corporation incorporated in the People’s Republic of China; (iv)“Golden” are to Golden Group Corporation (Shenzhen) Limited, a corporation incorporated in the People’s Republic of China; (v) “Cheng Feng” are to Shanghai Cheng Feng Digital Technology Co. Ltd.; (vi) “BVI” are to British Virgin Islands; (vii) “PRC” and “China” are to People’s Republic of China; (viii) “U.S. dollar,” “$” and “US$” are to United States dollars; (ix) “RMB” are to Yuan Renminbi of China; (x) “Securities Act” are to Securities Act of 1933, as amended; and (xi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance, liquidity and capital resources and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

•	General economic and business conditions in China and in the local economies in which we regularly conduct business, which can affect demand for the Company’s products and services;
•	Changes in laws, rules and regulations governing the business community in China in general and the security and surveillance industry in particular;
•	Competition and competitive factors in the markets in which we compete;
•	Our ability to attract new customers;
•	Our ability to keep pace with technological developments in the security and surveillance industry, and to develop and commercialize new products;
•	Our ability to employ and retain qualified employees;
•
Our ability to successfully integrate companies that we have acquired and to avoid or mitigate potential damages arising from risks associated with acquired companies and the legal structures utilized to effectuate acquisitions of these companies; and

•	The risks identified in Item 1A. “Risk Factors,” included herein.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

We are a holding company that owns two direct subsidiaries, Safetech and CSST China. Safetech is a holding company that owns both Golden and CSST HK. CSST HK in turn owns Cheng Feng. Our primary business operations are conducted through our indirect subsidiaries Golden and Cheng Feng. Golden’s business is focused on manufacturing, distributing, installing and maintaining security and surveillance systems in China. Cheng Feng’s business is focused on the manufacturing, marketing and sales of security and surveillance related hardware as well as the development and integration of software. Until our acquisition of Safetech in September 2005, our business strategy and ownership changed over the years as a result of several acquisitions of our stock that are discussed in the section below entitled “Our Background and History.”

The chart below demonstrates our corporate structure:

Our Background and History

We were incorporated in the BVI on April 8, 2002 under the name “Apex Wealth Enterprises Limited” as a corporation under the International Business Companies Ordinance of 1984. In February 2006, we changed our name to China Security and Surveillance Technology Inc. In November 2006, we changed our domicile from the BVI to Delaware by merging the BVI corporation into a newly incorporated Delaware corporation China Security & Surveillance Technology, Inc. The main reasons for the change of domicile were to comply with the covenants of a stock purchase agreement that we entered into on April 4, 2006 in connection with a financing transaction, as well as to take advantage of the benefits of being a Delaware corporation, including the enhanced credibility, greater flexibility in corporate law and attractiveness for directors and officers.

Prior to our reverse acquisition of Safetech, which was consummated on September 12, 2005 and is discussed in more detail below, we were a development stage enterprise and had not yet generated any revenues. Prior to the reverse acquisition, we provided business advisory and management consulting services in greater China, initially concentrating on the Hong Kong market. The focus of these services was on small to medium size enterprises.

From and after the reverse acquisition, our business became the business of our indirect, wholly-owned subsidiary, Golden. Golden is a corporation incorporated in the PRC which is engaged in the business of manufacturing, distributing, installing and maintaining security and surveillance systems. Golden was organized in the PRC in January 1995. In 2006, we acquired Cheng Feng, a corporation incorporated in the PRC which is engaged in the business of manufacturing, marketing and sales of security and surveillance related hardware as well as the development and integration of software. We are headquartered in Shenzhen, China.

Reverse Acquisition with Safetech

On September 12, 2005, we acquired 50,000 shares of the issued and outstanding capital stock of Safetech, constituting all of the issued and outstanding capital stock of Safetech. The 50,000 shares of Safetech were acquired from the individual shareholders of Safetech in a share exchange transaction in return for the issuance of 8,138,000 shares of our common stock. As a result of this transaction, Safetech became our wholly-owned subsidiary, and Golden became our indirect wholly-owned subsidiary. Completion of the transaction resulted in a change in control of our Company.   After the transaction, we were no longer a shell company. The contracts relating to this transaction have been filed as exhibits to our current report on Form 6-K that was filed with the SEC on July 22, 2005 and is incorporated herein by reference.

For accounting purposes, this transaction was treated as a reverse acquisition, with Safetech as the acquirer and our Company as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Golden and Cheng Feng on a consolidated basis unless otherwise specified.

Subsequent Acquisitions

On October 25, 2005, we entered into an agreement with the equity owners of Shenzhen Yuan Da Wei Shi Technology Limited, or “Yuan Da,” which was subsequently amended in April and May 2006. Pursuant to the agreement, as amended, we acquired all of the assets of Yuan Da for RMB 1,000,000 (approximately $125,000) and 200,000 shares of our common stock. Yuan Da is a limited liability company established in Shenzhen, China and was principally engaged in the sale and development of security and surveillance systems.

In July 2006, we entered into an agreement with shareholders of Cheng Feng to acquire 100% ownership of Cheng Feng for a consideration of RMB 120 million (approximately $15 million), consisting of RMB 60 million (approximately $7.5 million) in cash and 1,361,748 shares of our common stock. We received the relevant Chinese government approval for such acquisition in December 2006. Cheng Feng is a company that is engaged in the business of manufacturing, marketing and sales of security and surveillance related hardware as well as the development and integration of software.

In November 2006, we acquired the security and surveillance business of Jian Golden An Ke Technology Co. Ltd., or “Jian An Ke,” Shenzhen Golden Guangdian Technology Co. Ltd., or “Shenzhen Guangdian,” Shenyang Golden Digital Technology Co. Ltd., or “Shenyang Golden,” and Jiangxi Golden Digital Technology Co. Ltd., or “Jiangxi Golden,” of which our CEO and director Guoshen Tu owned 80%, 60%, 42% and 90%, respectively. We refer to these companies in this report as the Four-Related Companies. Mr. Tu did not receive any consideration for the acquisition of his interest in the Four-Related Companies. The minority shareholders of these four companies and their designees received in aggregate 850,000 shares of our common stock. Shenzhen

Guangdian is engaged in the business of manufacturing and distributing security and surveillance products. The other three companies are engaged in the business of distributing security and surveillance products.

Industry Background and Our Principal Market

The Chinese surveillance and security industry was established at the beginning of the 1980s and the surveillance and security products were used primarily by government agencies, financial institutions, transportation and mega-size companies. Since then, the industry has experienced significant growth and is growing at an annual rate of approximately 40%, according to the China Public Security Guide published by the Chinese Security and Protection Association, which also predicts that the industry will grow by over 20% annually in the near future and the Chinese market for security and surveillance products and services will reach approximately $160 billion by 2010.

In 2006, the Chinese government promulgated Ordinance 458 which requires all entertainment locations to install surveillance systems. In addition, the booming Chinese real estate market and the increasing focus on the security of the Chinese mining industry provide great opportunities for the surveillance and security industry. The Chinese security and surveillance industry is also expected to benefit from the expected spending of an estimated $6 billion to $12 billion for security infrastructure by the Chinese government in preparation for the 2008 Beijing Olympics, along with the planned investment by the city of Shanghai for the 2010 World’s Fair.

At present, video surveillance is estimated to have a market of about RMB 60 billion (approximately $7.5 billion) and accounts for about 40% market share of the surveillance and security market. It is expected that the video surveillance market share will increase to approximately 60% of the whole industry, according to the China Public Security Guide published by the China Security and Protection Association.

There are many companies in China that engage in the business of manufacturing, selling, installing and maintaining of security and surveillance products. Due to the high growth of the industry and the fact that it is still in the early stage of development, the Chinese security and surveillance market is highly fragmented and there is no apparent market leader.

Principal Products and Services

Through our subsidiaries Golden and Cheng Feng, we engage in the business of manufacturing, distributing, installing and maintaining surveillance and security products, as well as the development and integration of related software in China. We generate revenues primarily through the installation of security and surveillance systems and sales of security and surveillance products.

Installation Services

In 2006, we derived approximately 88% of our revenues from the supply and installation of security and surveillance systems for various projects involving railways, schools, banks, highways, commercial buildings, and public security and government entities, among others. Generally, our installation projects involve the following steps:

•	Bidding

We receive most of our installation projects through a bidding process. In a typical bidding process, our potential client will send us and our competitors a request for proposal that outlines the work to be performed and the specifications of the equipment to be installed. We then prepare and submit our bid and the potential client chooses the winning contractor from among all the bids submitted. On some projects, we also act as a subcontractor where a third party has submitted a winning bid.

•	System Design

Upon winning a project, we provide the final project design for approval. System design is generally conducted through the joint efforts of our research and development personnel, sales department, project service department and quality control department.

•	Manufacture and Purchase of Security and Surveillance Products

The major products used in our installation projects include computer accessories, decoders, video capture cards, recorders and computer cases. We use equipment manufactured by us in most of the installation projects, but also use products from other manufacturers. Generally, approximately 60% of the equipment used in any given project is equipment we have manufactured.

•	Installation

We have a project service department that performs installations. We use subcontractors for non-technical, labor intensive work. We usually assign a project group with 5-10 members who are in charge of the technical components of the project and manage the progress of each project.

•	System Software Design and Integration

System software design and integration services are usually conducted by our technical department. We design software for our customers’ security and surveillance systems in accordance with our customers’ specifications. We generally test the software on our own computer system before integrating it into our customers’ computer system. We then assign our technicians to the site of each project to assist in the integration of the security and surveillance system with our customers’ computer system.

•	Testing

Upon integration, our technical department will test and examine the system to ensure the proper functioning of the installed security and surveillance system.

Our Products

In 2006, we derived approximately 12% of our revenues from sales of our products, excluding products sold in connection with the installation projects described above. The recent acquisition of Cheng Feng and the security and surveillance businesses of Shenzhen Guangdian improved and will continue to enhance our manufacturing capacity of our products. Cheng Feng’s Security Resources Integrated Management (“SRIM”) software platform will enhance the functionality and management control of our key products. SRIM software platform is essential to and facilitates coordination among systems such as DVRs, building automation systems, access control systems, intruder alarm systems and air-conditioning systems.

We manufacture the key components of the security and surveillance products and rely on third party electronic assembling companies to assemble the final products utilizing our technology. The final products are sold under our brand names. Our main products include standalone digital video recorders, embedded digital video recorders, mobile digital video recorders, digital cameras and auxiliary apparatus.

•	Standalone digital video recorders (Standalone DVR)

The Standalone DVR stores digital images captured via the security cameras. It also controls the recording functions of the cameras and manages the storage of the data. This product has a pre-installed surveillance software system developed by us, which enables it to perform access control and recording functions. It also has an upgradable hard drive which allows clients to customize the digital storage capacity, network server functions which allow the clients to access the digital images via Internet, MPEG-4 video compression which allows a more efficient compression of the images and higher image quality, and 4-16 signal input channels which allows 4 to 16 cameras to be connected to the Standalone DVR. This product has the competitive features of small size, low cost and high reliability. The primary markets for this product are small to medium size businesses, non-profit organizations and home use. It is generally used for small sized security and surveillance needs.

•	Embedded digital video recorders (Embedded DVR)

Similar to the Standalone DVR, the Embedded DVR provides recording and compression functions. It has a pre-installed surveillance software system developed by us, upgradable hard drive, network server function, MPEG-4 Video compression and 4-36 signal input channels, and uses the Windows operating system. The main difference is that the Embedded DVR has expanded capacity to accommodate recording functions for a greater number of cameras compared to the Standalone DVR. In addition, it is operated via Microsoft’s Windows Operating System. The primary markets for these products are large projects and community security projects.

•	Mobile digital video recorders (Mobile DVR)

Similar to the Standalone DVR, the Mobile DVR is smaller in size and has a maximum of 4 ports. The Mobile DVR, which can be installed in a vehicle, enables recording of digital video images within the cabin. This product is easily installed, supports GPS/GPRS and has 1 to 4 signal input channels and MPEG-4 video compression. The primary markets for this product are the transportation industry and governmental agencies.

•	Digital Cameras

Digital cameras can be easily installed in most locations on a customer’s site. The range of cameras that we produce and sell includes high speed dome cameras, color Charge Coupled Device (“CCD”) cameras, indoor color CCD dome cameras, color/black and white CCD flying saucer cameras, Infra Red CCD multi-function cameras, mini digital signal processing cameras, indoor stand alone sphere CCD cameras and network high speed sphere CCD cameras.

•	Auxiliary apparatus

Auxiliary apparatus includes DVR compression cards, video capture cards, digital light processing monitors, decoders, alarm notification switches, digital video fiber optics systems and matrix switch/control systems.

Raw Materials and Our Principal Suppliers

We use manufactured electronic components in our products. The main components of our products include camcorders, monitors, frames, decoders, lenses and outdoor hoods.

Shenzhen is one of the biggest and most concentrated bases for electronic products in China. As a result, there are numerous suppliers and vendors of the components that are needed for our products. Because of the high level of competition among the suppliers, the prices of our principal components are relatively stable and we are able to purchase these raw materials at reasonable prices. We have entered into written contracts with several major suppliers and vendors. The main suppliers to Golden are Shenzhen Ronghen Co. Ltd., Shenzhen Dongxun Shidai Technology Co. Ltd., Shenzhen Kerui Electronic Co. Ltd., Shenzhen Huichuang Computer Technology Co. Ltd. and Shenzhen Jingfeiya Electronic Co. Ltd. The main suppliers to Cheng Feng are Hangzhou Hengsheng Shiji Co., Ltd., Wuhan Hengyi Electronics Technology Development Co., Ltd., Shanghai Dongyang Electronics System Co., Ltd., Jiaenbi Electronics (Shenzhen) Co., Ltd. and Fushan Yongxinlong Electronics Parts Co., Ltd. We believe we are not dependent on any of these suppliers and will be able to replace them, if necessary, without material difficulties.

Our Distribution, Marketing, Customers and Customer Programs

Our customers are mainly government entities, non-profit organizations and commercial entities throughout China, such as airports, customs agencies, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment enterprises. Because a large percentage of our revenues derive from the installation of security and surveillance systems which are generally non-recurring, we do not rely on one single or a small group of customers. Not one single customer accounted for more than 10% of our total revenue in 2006. We generally do not generate significant revenues from any existing client after the installation project is completed unless that client has additional installation sites for which our services might be required.

We have developed a multi-tiered marketing plan, allowing us to effectively market products and services to our clients. We sell most of our products and services through our own distribution network. Our distribution network covers all of China.

We have approximately 400 engineers and sales personnel. We divide our market into 9 geographic regions. Each region is managed by a regional manager who is responsible for technical support and management within the region as well as client relations. Golden has 37 branch offices in provincial capital cities and Cheng Feng has 22 distribution points throughout China.

In addition to our own branch offices and employees, we cooperate with independent sales agents and have established close relationships with these sales agents in order to take advantage of their regional resources and provide products and services that are tailored to the needs of our customers in those regions.

Through this distribution and marketing network, we believe we can continue to promote our brand recognition, strengthen the management of our distribution network and improve our sales revenue and market share.

We have also been marketing and promoting our products through the following means:

•	participating in various industrial shows to display our products;

•	advertising in industrial magazines and periodicals to introduce and promote our products;

•	publishing our own magazine which is distributed to our suppliers and sales agents so that they can better understand our Company and strengthen their confidence in us; and

•	utilizing the internet to promote our products, such as the public safety network, Chinese Security Association network and HuiChong Network.

Competition

There are many companies in China engaged in the business of manufacturing surveillance and security products and designing and installing security and surveillance systems. The surveillance and security industry in China is still nascent and no company has monopolized it. In addition, it is difficult in the surveillance and security industry for very large companies to reap benefits from their size, because most of the projects require the product to be specially tailored to meet customers’ individual requirements.

In the security and surveillance industry, competition is based on price, product quality, ability to distribute products, and ability to provide after sales service.

Our major competitor in China is Hangzhou Haikang Weishi Digital Technology Co. Ltd. which focuses on the development of video and audio decoding technology and the development and manufacture of digital video compression cards. Its most successful product is a digital video compression card which we believe has a significant market share of such products in China.

Additional competition comes from international companies, such as General Electric and Honeywell. Some of our international competitors are larger than we are and possess greater name recognition, assets, personnel, sales and financial resources. However, these competitors generally have higher prices for their products, and most of them do not have distribution networks in China that are as developed as ours.

We believe that the range of our product and service offerings, our brand recognition by the market, our capital resource, our relatively low labor cost and our extensive distribution channels enable us to compete favorably in the market for the security and surveillance products and services that we offer in China.

Intellectual Property

We have registered with the Trademark office of the State Administration for Industry and Commerce of China the following trademarks:

	Name	Trademark No./ Application No.	Type	Expiration Date	Status
1	Golden Group	4108508	Word (Chinese)	July 2014	Approved

2	DVR	4108509	Word	July 2014	Approved

3		4108511	Word and Logo	July 2014	Approved

4		4108510	Logo	July 2014	Approved

5	威勒	3814725	Word and logo	December 2013	Approved

6	JDR	N/A	Word	N/A	Pending

7	小保安	4142706	Word and Logo	September 2016	Approved

8	chenova	4207147	Word	December 2016	Approved

9		4207148	Logo	December 2016	Approved

10	ITDVR	4289504	Word	N/A	Pending

11	AUNIQUE	5205739	Word and Logo	N/A	Pending

12	AVK	5205738	Word and Logo	N/A	Pending

13	chenovation	4514946	Word	N/A	Pending

	Name	Trademark No./ Application No.	Type	Expiration Date	Status
14		4142705	Logo	N/A	Pending

15	ITVS	4514947	Word and Logo	N/A	Pending

16	奥尼克	5205737	Word and Logo	N/A	Pending

We have registered the domain name www.csstf.com. In addition, our subsidiaries, Golden and Cheng Feng, have registered the domain names www.goldengroup.cn and www.cf1688.com, respectively.

We hold no patents under our own name. We protect our trade secrets through confidentiality provisions of the employment contracts we enter into with our employees. In addition, our engineers are generally divided into different project groups, each of which generally handles only a portion of the project. As a result, no one engineer generally has access to the entire design process and documentation for a particular product.

Employees

We have approximately 580 full-time employees. Approximately 100 of them are administrative and accounting staff, approximately 80 of them are research and development staff and approximately 400 of them are engineers and sales staff.

Approximately 162 employees are located in Shenzhen, and the rest of the employees are located in various branches throughout China.

Approximately 80% of our employees have bachelor degrees, and most of those majored in computer sciences.

Our employees are members in trade unions which protect employees’ rights, aim to assist in the fulfillment of our economic objectives, encourage employee participation in management decisions and assist in mediating disputes between us and union members.  We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees.  Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments.  We are required to contribute monthly to the plan at the rate of 23% of the average monthly salary.  As of the date of this report, we have complied with the regulation and have paid the state pension plan as required by law.

In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurance for some of our employees. For those whom we have not purchased social insurance, the premium has been added into their salary so that they can purchase social insurance in their individual capacity at the location of their recorded residences.

With the expansion of our business operations and several anticipated acquisitions, we expect that the number of our employees will increase in the next 12 months.

Research and Development

Currently, we have approximately 80 employees devoted to our research and development efforts, which are aimed at finding new varieties of products, improving existing products, improving overall product quality and reducing production costs. We have established a strategic partnership with Beijing University through which we will provide funds to Beijing University for the research and development of video surveillance and security products. Our research and development efforts are led by Dr. Yong Zhao, who worked for the research and development department of a large international surveillance and security company and has extensive research experience. Under the partnership agreement with Beijing University, we have agreed to provide Beijing University up to RMB 2 million (approximately $250,000) for their research and development efforts. We paid RMB500,000 (approximately $62,500) under the agreement in 2006.

Government Regulation

All security and surveillance products produced in China must satisfy testing by the China Public Security Bureau, and manufacturers of such products must receive the Security Technology Protection Product Manufacturing Permit from the provincial agency. We satisfactorily completed this testing in 2002 and also received a permit from Guangdong province in May 2003. In addition, we have a license from the Guangdong province for the design, installation and repair of security protection systems.

Because our operating subsidiaries Golden and Cheng Feng are located in PRC, we are regulated by the national and local laws of PRC.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificate for the properties described under “Item 2 - Description of Property.” See “Item 2 - Description of Property” for more details.

In addition, we are also subject to PRC’s foreign currency regulations. The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion or RMB into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

ITEM 1A. RISK FACTORS

RISK RELATED TO OUR BUSINESS

DUE TO THE NATURE OF OUR BUSINESS, WE DO NOT HAVE SIGNIFICANT AMOUNTS OF RECURRING REVENUES FROM OUR EXISTING CUSTOMERS AND WE ARE HIGHLY DEPENDENT ON NEW BUSINESS DEVELOPMENT.

Most of our revenues derive from the installation of security and surveillance systems which are generally non-recurring. Our customers are mainly governmental entities, non-profit organizations and commercial entities, such as airports, customs agencies, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment enterprises. We manufacture and install security systems for these customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have manufactured and installed a system at any particular customer site, we have generated the majority of revenues from that particular client. We would not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future.

IN ORDER TO GROW AT THE PACE EXPECTED BY MANAGEMENT, WE WILL REQUIRE ADDITIONAL CAPITAL TO SUPPORT OUR LONG-TERM BUSINESS PLAN. IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL IN FUTURE YEARS, WE MAY BE UNABLE TO PROCEED WITH OUR LONG-TERM BUSINESS PLAN AND WE MAY BE FORCED TO CURTAIL OR CEASE OUR OPERATIONS.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale.  Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers.  We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources.  Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities.  In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future.  If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all.  In addition, a lack of additional financing could force us to substantially curtail or cease operations.

OUR FUTURE SUCCESS DEPENDS IN PART ON ATTRACTING AND RETAINING KEY SENIOR MANAGEMENT AND QUALIFIED TECHNICAL AND SALES PERSONNEL.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Mr. Guoshen Tu; our CFO, Terence Yap; our Chief Technical Officer, Dr. Yong Zhao; our Chief Operating Officer, Shufang Yang; our Vice President, Jianguo Jiang; and our Vice President, Lingfeng Xiong. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. We also cannot assure that our employees will not leave and subsequently compete against us. If we are unable to attract and retain key personnel in the future, our business, financial condition and results of operations could be adversely affected.

OUR GROWTH STRATEGY INCLUDES MAKING ACQUISITIONS IN THE FUTURE, WHICH COULD SUBJECT US TO SIGNIFICANT RISKS, ANY OF WHICH COULD HARM OUR BUSINESS.

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms. We recently acquired the security and surveillance business of the Four-Related Companies and acquired a 100% ownership interest in Cheng Feng. We also expect to close the acquisitions of Shenzhen Hongtianzhi Electronics Co., Ltd., or “Hongtianzhi,” and HiEasy Electronic Technology Development Co., Ltd., or “HiEasy,” and establish an exclusive cooperation relationship with Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd., or “Chuang Guan,” in 2007. In addition, over time, we may acquire or make investments in other providers of products that complement our business and other companies in the security industry.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management’s attention from running our existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

•	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services, products and potential liabilities; and

•	dilution to our earnings per share if we issue common stock in any acquisition.

Moreover, performance problems with an acquired business, technology, product or service could also have a material adverse impact on our reputation as a whole. In addition, any acquired business, technology, product or service could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. For all of these reasons, our pursuit of an acquisition and investment strategy or any individual acquisition or investment could have a material adverse effect on our business, financial condition and results of operations.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

We rely on a combination of trademarks, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. A successful challenge to the ownership of our technology could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization.  If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims.

WE SOMETIMES EXTEND CREDIT TO OUR CUSTOMERS. FAILURE TO COLLECT THE TRADE RECEIVABLES OR UNTIMELY COLLECTION COULD AFFECT OUR LIQUIDITY.

We extend credit to a large number of our customers while generally requiring no collateral. Generally, our customers pay in installments, with a portion of the payment upfront, a portion of the payment upon receipt of our products by our customers and before the installation, and a portion of the payment after the installation of our products and upon satisfaction of our customer. Sometimes, a small portion of the payment will not be paid until after a certain period following the installation. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected.

IF OUR SUBCONTRACTORS FAIL TO PERFORM THEIR CONTRACTUAL OBLIGATIONS, OUR ABILITY TO PROVIDE SERVICES AND PRODUCTS TO OUR CUSTOMERS, AS WELL AS OUR ABILITY TO OBTAIN FUTURE BUSINESS, MAY BE HARMED.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by those subcontractors. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services may materially and adversely impact our ability to perform our obligations to our customers, could expose us to liability and could have a material adverse effect on our ability to compete for future contracts and orders.

SAFETECH IS A BVI COMPANY, WHILE GOLDEN AND CHENG FENG ARE PRC COMPANIES, AND ALL OF OUR OFFICERS AND DIRECTORS RESIDE OUTSIDE THE UNITED STATES. THEREFORE, CERTAIN JUDGMENTS OBTAINED AGAINST OUR COMPANY BY OUR SHAREHOLDERS MAY NOT BE ENFORCEABLE IN THE BVI OR CHINA.

Safetech is a BVI company and our operating subsidiaries Golden and Cheng Feng are PRC companies. All of our officers and directors reside outside of the United States. All or substantially all of our assets and the assets of these persons are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon our Company or such persons or to enforce against it or these persons the United States federal securities laws, or to enforce judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States, including the Securities Act and the Exchange Act.

RISKS RELATED TO OUR INDUSTRY

SEASONALITY AFFECTS OUR OPERATING RESULTS.

Our sales are affected by seasonality. Our revenues are usually higher in the second half of the year than in the first half of the year because fewer projects are undertaken during and around the Chinese spring festival.

OUR SUCCESS RELIES ON OUR MANAGEMENT’S ABILITY TO UNDERSTAND THE HIGHLY EVOLVING SURVEILLANCE AND SECURITY INDUSTRY.

The Chinese surveillance and security industry is nascent and rapidly evolving. Therefore, it is critical that our management is able to understand industry trends and make good strategic business decisions. If our management is unable to identify industry trends and act in response to such trends in a way that is beneficial to us, our business will suffer.

IF WE ARE UNABLE TO RESPOND TO THE RAPID CHANGES IN OUR INDUSTRY AND CHANGES IN OUR CUSTOMERS’ REQUIREMENTS AND PREFERENCES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers and market share. The electronic security systems industry is characterized by rapid technological change. Sudden changes in customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the electronic security systems industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•
anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies in a timely manner, or adapt our products to these new technologies, our business, financial condition and results of operations could be adversely affected. We cannot assure you that even if we are able to introduce new products or adapt our products to new technologies that our products will gain acceptance among our customers. In addition, from time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our existing products and that may cause customers to refrain from purchasing our existing products, resulting in inventory obsolescence.

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE OF STRONG COMPETITION IN THE SECURITY AND SURVEILLANCE INDUSTRY, AND WE EXPECT THIS COMPETITION TO CONTINUE TO INTENSIFY.

The Chinese security and surveillance industry is highly competitive. There are about 15,000 companies in China that engage in the business of manufacturing, designing and building surveillance and security products. In addition, since China joined the World Trade Organization (“WTO”), we also face competition from international competitors. Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

OUR BUSINESS AND REPUTATION AS A MANUFACTURER OF HIGH QUALITY SECURITY AND SURVEILLANCE PRODUCTS MAY BE ADVERSELY AFFECTED BY PRODUCT DEFECTS OR SUBSTANDARD PERFORMANCE.

We believe that we offer high quality products that are reliable and competitively priced. If our products do not perform to specifications, we might be required to redesign or recall those products or pay substantial damages. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. In addition, product defects could result in substantial product liability. We do not have product liability insurance. If we face significant liability claims, our business, financial condition, and results of operations would be adversely affected.

OUR PRODUCT OFFERINGS INVOLVE A LENGTHY SALES CYCLE AND WE MAY NOT ANTICIPATE SALES LEVELS APPROPRIATELY, WHICH COULD IMPAIR OUR PROFITABILITY.

Some of our products and services are designed for medium to large commercial, industrial and government facilities desiring to protect valuable assets and/or prevent intrusion into high security facilities in China. Given the nature of our products and the customers that purchase them, sales cycles can be lengthy as customers conduct intensive investigations and deliberate between competing technologies and providers. For these and other reasons, the sales cycle associated with some of our products and services is typically lengthy and subject to a number of significant risks over which we have little or no control. If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer.

RISKS RELATED TO DOING BUSINESS IN CHINA

ECONOMIC, POLITICAL, LEGAL AND SOCIAL UNCERTAINTIES IN CHINA COULD HARM OUR FUTURE INTERESTS IN CHINA.

All of our future business projects and plans are expected to be located in China. As a consequence, the economic, political, legal and social conditions in China could have an adverse effect on our business, results of operations and financial condition. The legislative trend in China over the past decade has been to enhance the protection afforded to foreign investment and to allow for more active control by foreign parties of foreign invested enterprises. There can be no assurance, however, that legislation directed towards promoting foreign investment will continue. More restrictive rules on foreign investment could adversely affect our ability to expand our operations in China or repatriate any profits earned there. Some of the changes that could adversely affect us include:

•	level of government involvement in the economy;
•	control of foreign exchange;
•	methods of allocating resources;
•	balance of payments position;
•	international trade restrictions; and
•	international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development (“OECD”), in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

THE LEGAL ENVIRONMENT IN CHINA IS UNCERTAIN AND YOUR ABILITY TO LEGALLY PROTECT YOUR INVESTMENT COULD BE LIMITED.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign-owned enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. For example, on March 16, 2007, PRC adopted new property and corporate income tax laws, and the implications of these new laws are uncertain as of the date of this report. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign-invested enterprises to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

FUTURE INFLATION IN CHINA MAY INHIBIT OUR ACTIVITY TO CONDUCT BUSINESS IN CHINA.

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

WE MAY BE UNABLE TO COMPLETE A BUSINESS COMBINATION TRANSACTION EFFECTIVELY OR ON FAVORABLE TERMS DUE TO COMPLICATED MERGER AND ACQUISITION REGULATIONS IMPLEMENTED ON SEPTEMBER 8, 2006.

On September 8, 2006, the PRC Ministry of Commerce, or “MOFCOM,” together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside of the PRC. Depending on the structure of the transaction, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the governmental agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Governmental approvals will have expiration dates by which a transaction must be completed and reported to the governmental agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government now can exert more control over the combination of two businesses. Accordingly, due to these new regulations, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulations allow PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and the other government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulations also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulations may impede our ability to negotiate and complete a business combination transaction on financial terms which satisfy our investors and protect our stockholders’ economic interests and we may not be able to negotiate a business combination transaction on terms favorable to our stockholders.

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these M&A regulations. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the M&A regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these new regulations, then we may also be subject to fines and penalties.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.

The majority of our revenues will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, and only at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

THE VALUE OF OUR SECURITIES WILL BE AFFECTED BY THE FOREIGN EXCHANGE RATE BETWEEN THE U.S. DOLLARS AND RENMINBI.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs, should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of our Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes, should the U.S. dollar appreciate against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

ACCOUNTING LAWS IN CHINA MANDATE ACCOUNTING PRACTICES WHICH MAY NOT BE CONSISTENT WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND THEREFORE OUR FINANCIALS AND THEIR INTERPRETATION INVOLVE UNCERTAINTIES.

The PRC accounting laws require an annual “statutory audit” to be performed in accordance with PRC accounting standards and the books of foreign invested enterprises to be maintained in accordance with Chinese accounting laws. These Chinese accounting practices which may not be consistent with U.S. generally accepted accounting principles. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Noncompliance with such requirements may cause revocation of our business license. The translation of the financial statements from the requirements of the PRC to US GAAP, requires interpretation and exercise of judgment.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS CURRENTLY QUOTED ONLY ON THE OTC BULLETIN BOARD, WHICH MAY HAVE AN UNFAVORABLE IMPACT ON STOCK PRICE AND LIQUIDITY.

Our common stock is quoted only on the OTCBB. The OTCBB is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of the common stock, could depress the trading price of the common stock and could have a long-term adverse impact on our ability to raise capital in the future.

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS OR DELAWARE LAW MIGHT DISCOURAGE, DELAY OR PREVENT A CHANGE OF CONTROL OF OUR COMPANY OR CHANGES IN ITS MANAGEMENT AND, THEREFORE DEPRESS THE TRADING PRICE OF THE COMMON STOCK.

Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

–
deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

–	any stockholder wishing to properly bring a matter before a meeting of stockholders must comply with specified procedural and advance notice requirements; and

–	any vacancy on the board of directors, however the vacancy occurs, may only be filled by the directors.

In addition, Section 203 of the Delaware General Corporation Law generally limits our ability to engage in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We currently have land use rights to approximately 119,245 square meters consisting of manufacturing facilities and office buildings in various parts of China, including Shenzhen and Jiangxi province. We have fully paid the land use fees. The chart below lists all facilities owned by us.

Location	Type of Facility	Size of the Land (Square Meters)	Size of the Building (Square Meters)
Shangtian, Taihe County, Jiangxi Province	Manufacturing	64,533	45,878

No. 45 Jifu Road, Jiangxi Province	Manufacturing	28,593	5,224

Jishui County, Jiangxi Province	Manufacturing	24,867	10,405

4th Floor, Building 3, Shaige Technology Park, Futian District, Shenzhen	Office and Manufacturing	1,252	1,252

13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen *	Office		2,069

3/F, Block 89, No. 1122, Qin Zhou North Road, Shanghai	Office and Manufacturing		1,139

Total		119,245	65,967

*
Pursuant to a trust agreement, dated August 21, 2006, by and between Golden and Zhiqun Li, Ms. Li holds this property in trust for Golden. Golden has the right to request Ms. Li to transfer the property to Golden without consideration upon its request. In addition, without prior approval from Golden, Ms. Li has no right to dispose the property.

In order to facilitate our business expansion, we plan to acquire an industrial park in Shenzhen in 2007. We believe our property is sufficient to meet our current needs.

On March 16, 2007, the National People’s Congress of the PRC adopted a new property law in its fifth plenary session. The new property law will become effective on October 1, 2007.  As of the date of this report, we cannot be sure of the potential impact of such new property law on our financial position and operating results.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR OUR COMMON STOCK

Our common stock has been quoted on the OTCBB since June 2005 and currently trades under the symbol “CSCT.OB.” The CUSIP number is 16942J105.

The following table sets forth the quarterly high and low bid prices of a share of our common stock as reported by the OTCBB for the periods indicated. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2006
1st Quarter	$4.40	$3.50
2nd Quarter	8.10	3.60
3rd Quarter	6.70	4.00
4th Quarter	12.10	7.05

Year Ended December 31, 2005
1st Quarter	N/A	N/A
2nd Quarter	0.25	0.05
3rd Quarter	4.50	0.05
4th Quarter	3.00	1.85

(1)	The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On March 16, 2007, there were approximately 438 stockholders of record of our common stock. This number excludes the 12,397,119 shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In March 2006, we issued 100,000 shares of common stock to Terence Yap as payment for his services which are being rendered through February 2009. The value attributed to these shares was $350,000 ($3.50 per share). These stock issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 4, 2006, we completed a private placement in which we sold 2,666,667 shares of our common stock at a price of $3.00 per share for aggregate gross proceeds of $800,000 to certain accredited investors. We also issued warrants to purchase 416,667 shares of our common stock to certain entities as compensation for their services in connection with the private placement, 150,000 of which have an exercise price of $3.80 per share, while the remaining 266,667 are exercisable at a price of $3.00 per share.  The issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On July 31, 2006, we issued 4,634,592 units to 26 accredited investors for an aggregate gross cash purchase price of $16,221,093 at a price of $3.50 per share. Each unit consists of one share of our common stock and a warrant to purchase one-fifth of one share of our common stock. We also issued warrants to purchase 324,421 shares of our common stock with an exercise price of $4.20 to two placement agents as compensation for their services in connection with the private placement. The issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and regulation D promulgated thereunder.

In October 2006, we issued 50,000 shares of our common stock to Hayden Communications, Inc. as payment for their investor relationship services rendered pursuant to a consulting agreement dated February 9, 2006. These stock issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

On November 27, 2006, we issued 1,538,462 shares of our common stock to 3 accredited investors for a consideration of $10 million at a price of $6.50 per share. The issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D under the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are Accredited Investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2004, 2005 and 2006 and the selected balance sheet data as of December 31, 2005 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the year ended December 31, 2003 and the selected balance sheet data as of December 31, 2004 are derived from our audited consolidated financial statements not included in this report. The selected consolidated financial data for the year ended December 31, 2002 is derived from our unaudited consolidated financial statements that are not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All amounts, other than percentages, in U.S. dollars.

	2006	2005	2004	2003	2002

Revenues	$106,989,359	$32,688,582	$16,055,704	$11,794,869	$10,330,847

Income From Operations	$25,341,730	$7,478,842	$6,130,779	$3,262,057	$2,234,128

Net Income	$22,931,086	$7,265,957	$5,724,026	$2,752,123	$1,899,009

Income from Operations Per Share
Basic	$0.97	$0.40	$0.36	$0.19	$0.13
Diluted	$0.94	$0.40	$0.36	$0.19	$0.13

Total Assets	$114,527,263	$29,116,672	$22,008,920	$16,976,999	$13,581,661

Total Current Liabilities	$22,603,709	$4,504,926	$5,208,364	$5,900,469	$4,126,166

Net Assets	$89,819,528	$24,611,746	$16,800,556	$11,076,530	$9,455,495

Weighted Average Number of Shares Outstanding
Basic	26,052,519	18,521,479	17,000,000	17,000,000	17,000,000
Diluted	26,940,215	18,521,479	17,000,000	17,000,000	17,000,000

Total Shareholders’ Equity	$89,819,528	$24,611,746	$16,800,556	$11,076,530	$8,849,715

Capital Stock (excluding long term debt and redeemable preferred stock)	$318,249	$215,580	$170,000	$170,000	$170,000

Number of Shares Issued and Outstanding	31,824,938	21,558,000	17,000,000	17,000,000	17,000,000

Dividends Per Share
Basic	$0	$0	$0	$0	$0
Diluted	$0	$0	$0	$0	$0

Net Income Per Share
Basic	$0.88	$0.39	$0.34	$0.16	$0.11
Diluted	$0.85	$0.39	$0.34	$0.16	$0.11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We manufacture, distribute, install and service security and surveillance products and systems and develop security and surveillance related software in China. Our customers mainly comprise (i) governmental entities (including, but not limited to, customs agencies, courts, public security bureaus and prisons), (ii) non-profit organizations (including, but not limited to, schools, museums, sports arenas and libraries) and (iii) commercial entities (including, but not limited to, airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues). These account for approximately 40%, 10% and 50% of revenues, respectively.

A majority of our revenues is derived from the provision of a packaged solution which includes the products, installation and after sale service maintenance to our customers. Because majority of our revenues is derived from the installation of security and surveillance systems for our customers which are generally non-recurring, our revenues are not concentrated within any one customer or group of customers. Maintenance services in our packaged solution are included within the first year from the date of completion. Our customers have an option to sign up for the maintenance program after the first year.

Our subsidiary Golden has 37 branch offices in provincial cities and Cheng Feng has 22 distribution points throughout China as our customers are located across the country without any particular concentration in any region.

Our Background and History

We were incorporated in the BVI on April 8, 2002 under the name “Apex Wealth Enterprises Limited” as a corporation under the International Business Companies Ordinance of 1984. In February 2006, we changed our name to China Security and Surveillance Technology Inc. In November 2006, we changed our domicile from the BVI to Delaware by merging the BVI corporation into a newly incorporated Delaware corporation. Prior to our reverse acquisition of Safetech, we were a development stage enterprise and had not yet generated any revenues. Prior to the reverse acquisition, we provided business advisory and management consulting services in greater China, initially concentrating on the Hong Kong market. The focus of these services was on small to medium size enterprises.

From and after the reverse acquisition, our business became the business of our indirect, wholly-owned subsidiary, Golden. Golden is a corporation incorporated in the PRC which is engaged in the business of manufacturing, distributing, installing and maintaining security and surveillance systems. Golden was organized in the PRC in January 1995. In 2006, we acquired Cheng Feng, a corporation incorporated in the PRC which is engaged in the business of manufacturing, marketing and sales of security and surveillance related hardware as well as the development and integration of related software. We are headquartered in Shenzhen, China.

Reverse Acquisition with Safetech

On September 12, 2005, we acquired 50,000 shares of the issued and outstanding capital stock of Safetech, constituting all of the issued and outstanding capital stock of Safetech. The 50,000 shares of Safetech were acquired from the individual shareholders of Safetech in a share exchange transaction in return for the issuance of 8,138,000 shares of our common stock. As a result of this transaction, Safetech became our wholly-owned subsidiary, and Golden became our indirect wholly-owned subsidiary. Completion of the transaction resulted in a change in control of our Company.   After the transaction, we were no longer a shell company.

For accounting purposes, this transaction was treated as a reverse acquisition, with Safetech as the acquirer and our Company as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Golden and Cheng Feng on a consolidated basis unless otherwise specified.

Subsequent Acquisitions

On October 25, 2005, we entered into an agreement with the equity owners of Yuan Da, which was subsequently amended in April and May 2006. Pursuant to the amended agreement, we acquired all of the assets of Yuan Da for RMB 1 million (approximately $0.125 million) and 200,000 shares of our common stock. Yuan Da is a limited liability company established in Shenzhen, China and was principally engaged in the sale and development of security and surveillance systems.

In July 2006, we entered into an agreement with shareholders of Cheng Feng to acquire 100% ownership of Cheng Feng for a consideration of RMB 120 million (approximately $15 million), consisting of RMB 60 million (approximately $7.5 million) in cash and 1,361,748 shares of our common stock. We received the relevant Chinese government approval for such acquisition in December 2006. Cheng Feng is a company that is engaged in the business of manufacturing, marketing and sales of security and surveillance related hardware as well as the development and integration of related software.

In November 2006, we acquired the security and surveillance business of the Four-Related Companies. Mr. Tu did not receive any consideration for the acquisition of his interest in the Four-Related Companies. The minority shareholders of these four companies and their designees, received in aggregate 850,000 shares of our common stock. Shenzhen Guangdian is engaged in the business of manufacturing and distributing security and surveillance products. The other three companies are engaged in the business of distributing security and surveillance products.

Recent Development

On February 5, 2007, we entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd., or “Citadel,” pursuant to which, on February 8, 2007, we offered and sold to Citadel a $60,000,000 Senior Notes due February 16, 2007. Such notes were paid off on February 16, 2007.

On February 16, 2007, we completed a Notes Purchase Agreement with Citadel for a $60 million guaranteed senior unsecured convertible notes financing. This financing replaced the bridge financing discussed in the immediate above paragraph. The notes bear an annual interest rate of 1% and are due in 2012. The notes carry an initial conversion price of $18 per share. The net proceeds will be used for our working capital and acquisition plan.

Effective February 7, 2007, our board of directors adopted our 2007 Equity Incentive Plan. The plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of our common stock may be issued under the plan. The plan has a 5-year term. On February 27, 2007, we granted an aggregate of 1,052,100 shares of restricted stock pursuant to the plan to 383 employees and consultants of the Company. These shares will vest with respect to each of the 383 employees and consultants over a period of four years.

Material Opportunities and Challenges

Regulations promulgated by governmental agencies in China relating to security and surveillance industry often create opportunities for us. Currently, there are a number of formal and planned regulatory drivers which the Company believes offer significant growth opportunities. These include the estimated $6 billion to $12 billion that the Chinese government expects to spend for security infrastructure in preparation for the 2008 Olympics, along with the planned investment by Shanghai for the 2010 Worlds Fair. In addition, several ordinances have been passed by the Chinese government which require security surveillance systems to be installed in: (1) 660 cities throughout China for street surveillance; (2) all entertainment locations starting from March 1, 2006; (3) all Justice Departments and Courts; and (4) all coal mines in China (currently estimated at 24,000) from the beginning of 2008.

We are actively pursuing near-term acquisition prospects and other strategic opportunities. In 2006, we successfully acquired Cheng Feng and the security and surveillance business of the Four-Related Companies. We have also recently announced plans to acquire Hongtianzhi, a China based security camera manufacturer, and HiEasy, a digital recording system provider focusing on the research and development of the compression technology industry. In addition, we expect to establish an exclusive cooperation relationship with Chuang Guan in 2007 under which, among other things, Chuang Guan will subcontract or assign certain of its businesses to our Company to the extent permitted by the applicable PRC laws and regulations.

We have a government policy monitoring group within the Company that regularly monitors changes in governmental regulations affecting the security and surveillance industry in China. If we determine that a new regulation or a change to an existing regulation presents an opportunity for us, we will actively pursue such opportunity. As a result, we act promptly on policy changes and are able to turn them into business opportunities.

We also face the long-term challenge of maintaining our rapid growth. In addition to maintaining the growth of our existing businesses, we will employ an acquisition strategy. In addition, to promote the continued growth of the group, we plan to explore others areas related to the security and surveillance industry (including, but not limited to, the fire and alarm sectors, access control, and related security and surveillance services) and recurring revenue business models within our existing business sectors.

Results of Operations

The following table summarizes the results of the Company’s operations during the fiscal years ended December 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the 2005 fiscal period to the 2006 fiscal period:

All amounts, other than percentages, in millions of U.S. dollars

	Years Ended December 31,
Item	2006	2005	Increase (Decrease)	% Increase (% Decrease)
Revenue	$106.99	$32.69	74.30	227.29%
Cost of Goods Sold	75.98	23.47	52.51	223.73%
Gross Profit	31.01	9.22	21.79	236.33%
Operating Expenses	5.67	1.74	3.93	225.86%
Other Income (expense)	1.48	0.57	0.91	159.65%
Provision for Taxes	3.89	0.78	3.11	398.72%
Net income	22.93	7.27	15.66	215.41%

The following table summarizes the results of the Company’s operations during the fiscal years ended December 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the 2004 fiscal period to the 2005 fiscal period:

All amounts, other than percentages, in millions of U.S. dollars

	Years Ended December 31,
Item	2005	2004	Increase (Decrease)	% Increase (% Decrease)
Revenue	$32.69	$16.06	16.63	103.55%
Cost of Goods Sold	23.47	8.80	14.67	166.70%
Gross Profit	9.22	7.26	1.96	27.00%
Operating Expenses	1.74	1.14	0.60	52.63%
Other Income (expense)	0.57	0.47	0.10	21.28%
Provision for Taxes	0.78	0.87	(0.09)	(10.34)%
Net income	7.27	5.72	1.55	27.10%

Revenue

Revenue for the year ended December 31, 2006 increased by 227.29% to $106.99 million as compared to $32.69 million for 2005. Such increase was mainly due to the following factors: First, the population in China in general has became wealthier, as a result, the demand for security and surveillance products has also grown. Demand within various industries and organizations has also been increasing dramatically. Second, the Chinese government initiated several programs and regulatory drivers, such as the State Ordinance 458 and the “3111” program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2004 and 2005 turned out to be a highly successful way to capture the wave of growth in market demand in 2006. Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition in 2006 also contributed significantly to the growth in sales revenue. Management expects growth in 2007 to remain strong due to (i) continued strong growth in the security and surveillance market both within the corporate and government sectors, (ii) better capitalization of the Company to fuel the growth, (iii) significantly enhanced branding and profiling in China, and (iv) acquisition strategy intended to boost our market share and competitiveness.

Revenue for the year ended December 31, 2005 increased by 103.55% to $32.69 million against $16.06 million for 2004. Such increase was mainly due to the growth of the Chinese security and surveillance market and the public’s increased awareness of the importance of having security and surveillance systems.

Components of Revenue

The following table shows the different components comprising our total revenue over each of the past three fiscal years.

All amounts in millions of U.S. dollars

Revenue	2006	2005	2004
Project income from supply and installation of security and surveillance equipment	$94.16	$30.56	$15.53
Outright sale of security and surveillance equipment	12.83	2.13	0.53

Income from installation projects contributed approximately 88% of total revenue in 2006 and was approximately 90% in each of 2004 and 2005. The main reason for the increase in outright sales revenue was due to the acquisition of Cheng Feng, which generates most of its revenues from the sales of security and surveillance equipment. Management believes that revenues from the installation projects will continue to be the Company’s major revenue source in the next a few years. With the Company putting more resources into research and development, the acquisition of Cheng Feng and the planned acquisitions as discussed above, management believes that the percentage of revenue from the outright sale of products will increase in the future.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2006 increased by 223.73% to $75.98 million as compared to $23.47 million for the prior year. Such increase was mainly attributable to the increase of sales revenue.

Cost of goods sold for the year ended December 31, 2005 increased by 166.70% to $23.47 million as compared to $8.80 million in 2004. The increase was generally in line with the revenue increase.

The following table illustrates the items constituting our cost of goods sold.

All amounts, other than percentages, in millions of U.S. dollars

Cost Item	2006	2005	2004
Purchases (of raw material)	$74.43	$22.38	$7.79
Percentage	97.96%	95.36%	88.52%

Salary	1.55	1.09	1.01
Percentage	2.04%	4.64%	11.48%
Total Percentage	100%	100%	100%

Gross Profit Margin

Our gross profit margin increased slightly from 28.20% for the year ended December 31, 2005 to 28.99% for the year ended December 31, 2006. Such increase was mainly attributable to our efforts in price stabilization and cost controls.

Our gross profit margin decreased from 45.21% for the year ended December 31, 2004 to 28.20% for the year ended December 31, 2005. This was mainly attributable to the increase in competition in the security and surveillance business and our strategic decision in taking some projects that had a lower profit margin, but were important for gaining market share.

Selling and Marketing Expenses

Selling and marketing expenses were $1.51 million for the year ended December 31, 2006, a $1.22 million increase as compared to $0.29 million for the year ended December 31, 2005. This was mainly attributable to the increase of our sales revenue and our increased marketing and advertising campaigns to improve our brand awareness and market penetration.

Selling and marketing expenses were $0.29 million for the year ended December 31, 2005 as compared to $0.39 million for the year ended December 31, 2004. The $0.10 million decrease in selling and marketing expenses was mainly attributable to large costs incurred in connection with the initial setting up of branches in 2004. All of our branch offices were set up by the end of 2004. As a result, selling and marketing expenses decreased in 2005.

Depreciation and Amortization

Depreciation and amortization expenses were $1.12 million for the year ended December 31, 2006, a $0.86 million increase as compared to $0.26 million for the year ended December 31, 2005. Such increase was mainly attributed to the acquisition of Cheng Feng and the security and surveillance business of the Four-Related Companies. The amortization of intangible assets increased as a result of these acquisitions. In addition, the Company acquired more than $5.00 million of property, plant and equipment during 2006, including new business premises and equipment to improve the production capacity of the Company.

Depreciation and amortization expenses were $0.26 million for the year ended December 31, 2005 as compared to $0.22 million for the year ended December 31, 2004. Such slight increase was mainly attributable the acquisition of new equipments.

General and Administrative Expenses

General and administrative expenses were $3.04 million for the year ended December 31, 2006, a $1.85 million increase as compared to $1.19 million for the year ended December 31, 2005. Such increase was primarily due to the hiring of additional staff, increased property tax, research and development costs, and professional expenses incurred in connection with being a public reporting company. The number of our employees increased from approximately 400 in 2005 to approximately 580 in 2006. We believe such increase was generally in line with the increase in our revenue.

General and administrative expenses were $1.19 million for the year ended December 31, 2005 as compared to $0.51 million for the year ended December 31, 2004. Such increase was mainly attributable to the increase in daily office expenses resulted from the expansion of our business and profession fees related to being a public reporting company.

Interest Expense

In 2006, we borrowed funds under 2 short- term loans and a long- term loan from local Chinese banks and incurred a total interest expense of $0.11 million. We did not incur any finance costs in 2004 and 2005, as we had no bank loans during these periods.

Income Tax Expenses

We incurred income tax expenses of $3.89 million for the year ended December 31, 2006, an increase of 398.72% against $0.78 million for the year ended December 31, 2005. Such increase was mainly attributable to the increase of sales revenue and profits.

We incurred income tax expenses of $0.78 million for the year ended December 31, 2005, a decrease of 10.34% from the $0.87 million for the year ended December 31, 2004. The provision for corporate income tax payable was $1.37 million in fiscal year 2005 due to higher revenue and profit. However, a net deferred tax asset of $0.59 million was recognized. As a result, the income tax expense was reduced to $0.78 million.

In accordance with the relevant tax laws and regulations of the People’s Republic of China for the Shenzhen Special Economic Zone, our Chinese subsidiary Golden is subject to the Chinese enterprise income tax (“EIT”) rate of 15% for the fiscal years 2006, 2005, and 2004. Cheng Feng is subject to an EIT rate of 7.5% due to its software and high technology company status. We anticipate that our effective tax rate will change from the current 15% in 2007 because the companies we acquired and intend to acquire are located in different cities and may have different tax rates.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Net Income

We earned a net income of $22.93 million for the year ended December 31, 2006, an increase of 215.41% against $7.27 million for the year ended December 31, 2005. Such increase was mainly attributable to the increase in revenue.

We earned a net income of $7.27 million for the year ended December 31, 2005, an increase of 27.10% from $5.72 million for the year ended December 31, 2004. Such increase was mainly attributable to the increase in revenue.

Net Income Margin

Net income margin for the year ended December 31, 2006 was 21.43%, slightly decreased from the 22.23% for the year ended December 31, 2005. The main reason for the decrease was the increase in general and administrative expenses in 2006. Management believes that our future net income margin may continue to decrease slightly due to the increase of costs associated with being a public company.

Net income margin for the year ended December 31, 2005 was 22.23%, decreased from the 35.62% of the year ended December 31, 2004. The decrease was mainly due to the increase in general and administrative expenses related to the process of becoming a public company.

Amount Due From/(to) Directors

In the past, we made advances to our directors which were non-interest bearing and repayable upon demand. The balances due were $1 million on December 31, 2004 all of which were repaid during 2005. Since our reverse acquisition of Safetech in September 2005, we have adopted a policy of not making any loans to our officers, directors or affiliates in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

We also received advances from our director to facilitate our operations during the years ended December 31, 2005 and 2004. Such loans were non-interest bearing and were payable upon demand. In 2006, we successfully raised funds from the capital market and the need for directors to inject capital to facilitate the operations of the Company no longer existed. The balances due at December 31, 2006 and 2005 were $0.08 million and $0.07 million, respectively. The balance at the end of 2006 is expected to be paid off by the first quarter of 2007.

Inflation

We believe our operations have not been materially adversely affected by inflation or changing prices.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China.  The operating subsidiaries purchase all products and render services in China, and receive payment from customers in China using RMB as the functional currency.  We do not engage in currency hedging.

We incurred a foreign currency translation gain of $1.66 million for the year ended December 31, 2006 as compared with the foreign currency translation gain of $0.55 million for the year ended December 31, 2005. On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for fiscal year 2006. In 2006, the exchange rates of 7.80, 7.97 and 8.07 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders’ equity, respectively, which results in a $1.66 million foreign currency translation gain in fiscal 2006.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $30.98 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow
(in millions of U.S. dollars)

	Years Ended December 31,
	2006	2005	2004
Net cash provided by (used in) operating activities	$2.98	$0.80	$0.68
Net cash provided by (used in) investing activities	(11.17)	(0.08)	(0.11)
Net cash provided by (used in) financing activities	35.91	1.06	(1.05)
Net cash flow	27.72	1.78	(0.48)

Operating Activities:

Net cash provided by operating activities was $2.98 million for the year ended December 31, 2006 which is an increase of $2.18 million from the $0.80 million net cash provided by operating activities for the same period in 2005. The increase was mainly due to an increase in net income.

Net cash provided by operating activities in 2005 totaled $0.80 million, which is an increase of $0.12 million from net cash provided by operating activities of $0.68 million in 2004. The increase was mainly due to an increase in current liabilities.

Investing Activities:

Our main uses of cash for investing activities during 2006 were payments for the acquisition of property, plant and equipment and businesses.

Net cash used for investing activities in the year ended December 31, 2006 was $11.17 million, which is an increase of $11.09 from net cash used for investing activities of $0.08 million in the same period of 2005 due to the increased acquisition of property, plant, equipment and businesses in 2006.

Net cash used for investing activities in the year 2005 was $0.08 million, which is a decrease of $0.03 million from net cash used for investing activities of $0.11 million in 2004. Such decrease was primarily the result of the decrease in purchases of fixed assets.

Financing Activities:

Net cash provided by financing activities in the year ended December 31, 2006 totaled $35.91 million as compared to $1.06 provided by financing activities in 2005. The increase of cash provided by financing activities was mainly attributable to the issuance of common shares in connection with several financing transactions closed in 2006.

Net cash provided by financing activities was $1.06 million in 2005, an increase of $2.11 million as compared to $1.05 million used for financing activities in 2004. Such increase was mainly attributable to the cash advance made to the Company by one of the directors in 2005.

In 2006, we completed several private placement transactions. In April 2006, we completed a private placement whereby we raised $8.00 million in gross proceeds, which left us with approximately $7.35 million in net proceeds after the deduction of approximately $0.65 million of offering expenses. In July 2006, we completed another private placement of our common shares and raised $16.2 million in gross proceeds, which left us with approximately $14.9 million in net proceeds after the deduction of offering expenses in the amount of approximately $1.3 million. A majority of the net proceeds of these two private placement transactions was used for the acquisition of Cheng Feng. In November 2006, we sold an aggregate of 1,538,462 shares of our common stock for a consideration of $10 million at a price of $6.50 per share, raising a total of $10 million in net proceeds. The proceeds were used primarily to finance our working capital.

In addition, we have several loan agreements outstanding with various banks. Long term liabilities are long term loans from banks. As of December 31, 2006, our total long term liabilities were approximately $2.23 million, consisting of a 10-year loan from China Construction Bank for the purposes of purchasing new office premises in Shenzhen. This loan was granted on September 27, 2006. It matures on September 26, 2016 and has an annual interest rate of 7.524%.

On August 16, 2006, we entered into a loan agreement with a Chinese bank. We borrowed RMB 10 million (approximately $1.28 million) with an annual interest rate of 5.94%. The loan is due on February 16, 2007, and the interest is payable at the end of each month. The loan agreement requires us to use the loan proceeds only for our operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if we use the loan for purpose other than our operations. The loan is guaranteed by Mr. Tu, our CEO.

On October 3, 2006, we signed a banking facility agreement with China Construction Bank, or “CCB,” under which CCB agreed to provide a new receivable based facility to support our efforts in securing new contracts from the Safe City Project initiative named “Plan 3111.” This facility will provide 3 possible financing options: (1) the government takes a loan from CCB to finance the project; (2) we sell the account receivables to CCB. 85% of total account receivables value will be paid by CCB to the Company and the remaining 15% will be collected by CCB from the government. CCB will, in turn, retain the finance charges before paying the Company; and (3) we take a loan from CCB to finance the project. As part of this agreement, we will make periodic deposits with CCB, which, depending upon the specific project, will provide a maximum factoring capacity of five to ten times the amount deposited. None of the facility has been drawn down as of the date of this report.

On November 1, 2005, Cheng Feng entered into a loan agreement with a Chinese bank in its amount of RMB 6 million (approximately $0.77 million) with an annual interest rate of 5.76%. The loan is due on November 7, 2007, and the interest is payable at the end of each quarter. The loan agreement requires us to use the loan proceeds only for our operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if we use the loan for purpose other than operations.

As of the date of this report, we do not anticipate any financing activities to be carried out in the near future as Management believes that the cash on hand will be sufficient to finance our operations for the rest of the year and to cope with our rapid expansion. However, in the event that we identify any other opportunities of acquisition or business operational expansion, we may seek further funding.

We have no material commitments for capital expenditures as of December 31, 2006. In order to facilitate our business expansion, we plan to acquire an industrial park within Shenzhen. We expect to close the transaction by the end of 2007. We believe that our currently available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Contractual Obligations

Below is a table which sets forth our contractual obligations as of December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,231,960	$221,962	$670,427	$510,643	$828,928
Operating Lease Obligations	65,702	65,702	—	—	—
Total	$2,297,662	$287,664	$670,427	$510,643	$828,928

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Basis of Consolidation - The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in the consolidation.

•
Intangible Assets - Intangible assets represent surveillance recording systems acquired from Yuan Da, the acquisition of Cheng Feng and the businesses of the Four-Related Companies. The value of a surveillance recording system was established by an independent accounting firm. The valuations and allocation of intangible assets for the acquisition of Cheng Feng and the businesses of the Four-Related Companies were determined by a third party appraisal firm. The value of the recording system is to be amortized as the following policies and rates: using the straight-line method over its estimated useful life of five years. The values of the intangible assets of the acquisition of Cheng Feng and the businesses of the Four-Related Companies are to be amortized as the following policies and rates: using straight-line and accelerated method over its estimated useful life of two months to five years.

•
Goodwill - Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. SFAS No: 142, “Goodwill and Other Intangible Assets” (“SFAS142”) requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter each year.

•
Inventories - Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs.

•
Revenue Recognition - The Company derives the bulk of its revenue from the supply and installation of security and surveillance equipment and the two deliverables do not meet the separation criteria under EITF issue 00-21. The installation is not considered to be essential to the functionality of the equipment having regard to the following criteria as set out in SAB 104:

(i)	The security and surveillance equipment is a standard product with minor modifications according to customers' specifications;

(ii)	Installation does not significantly alter the security and surveillance equipment's capabilities; and

(iii)	Other companies which possess the relevant licenses are available to perform the installation services.

In early 2006, the Company began performing much larger security installation contracts than it had been doing previously. As a marketing approach, the Company prepared standard contracts with its new larger customers, whereby 90% of the contract amount was due when installation was complete and payment of the remaining 10% was deferred for one year. Because of the newness of the larger contracts and the inability to immediately determine the amount of warranty work that would be required, the Company deferred recognizing the 10% of the contract amount as revenue until empirical information was available to revise the estimate. During the second and third quarters of 2006, the Company carefully monitored the warranty work requested by its customers, and determined that very little warranty work had been required to be performed.

Consequently, effective October 1, 2006, the Company reduced its estimate of future warranty requirements to approximately 1% of contract installation revenue. The fourth quarter reflects this change in the estimated warranty expenses.

Revenue from the outright sale of security and surveillance equipment is recognized when delivery occurs and risk of ownership passes to the customers.

•
Foreign Currency Translation - The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders' equity. The exchange rates adopted are as follows:

	2006	2005	2004
Year end RMB: exchange rate	7.80	8.07	8.28
Average yearly RMB: exchange rate	7.97	8.19	8.28

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

•
Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

•
Income Taxes - Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” these deferred taxes are measured by applying currently enacted tax laws.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year because fewer projects are undertaken during and around the Chinese spring festival.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. The Company's operations are not sensitive to fluctuations in exchange rates.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2006 and 2005 begins on page F-1 of this Annual Report on Form 10-K.

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2006. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this report.

All amounts in thousands of U.S. dollars

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$14,594	$8,015	$43,448	$40,932	$106,989

Gross profit	$4,397	$3,037	$12,862	$10,717	$31,013

Income before income taxes and minority interest	$4,121	$2,858	$11,025	$8,807	$26,811

Net income	$3,500	$2,536	$10,262	$6,633	$22,931

Basic income per share	$0.26	$0.10	$0.40	$0.12	$0.88

Diluted income per share	$0.26	$0.10	$0.39	$0.10	$0.85

2005

Revenues	$7,252	$5,477	$12,536	$7,423	$32,688

Gross profit	$1,542	$1,338	$4,298	$2,037	$9,215

Income before income taxes and minority interest	$1,716	$967	$4,148	$1,215	$8,046

Net income	$2,618	$1,210	$3,365	$73	$7,266

Basic income per share	$0.15	$0.07	$0.16	$0.01	$0.39

Diluted income per share	$0.15	$0.07	$0.16	$0.01	$0.39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of our disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate errors or misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, any system of internal control, including our system, can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as December 31, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

As part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any other changes in our internal controls or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 of Part III is included in our Proxy Statement relating our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III is included in our Proxy Statement relating our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)    Financial Statements

The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page F-1 of this report.

(2)    Financial Statement Schedules

Not applicable.

(3)    Exhibits

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2007

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.

By:	/s/ Guoshen Tu
Guoshen Tu Chief Executive Officer and President

By:	/s/ Terence Yap
Terence Yap Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Guoshen Tu and Terence Yap, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

/s/ Guoshen Tu	Chief Executive Officer, President and director	March 21, 2007
Guoshen Tu	(Principal Executive Officer)

/s/ Terence Yap	Chief Financial Officer and director	March 21, 2007
Terence Yap	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shufang Yang	Chief Operating Officer and director	March 21, 2007
Shufang Yang

/s/ Lingfeng Xiong	Vice President and director	March 21, 2007
Lingfeng Xiong

/s/ Jiangguo Jiang	Vice President and director	March 21, 2007
Jiangguo Jiang

FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS

Pages

Reports of Independent Registered Public Accounting Firms	F2 - F3

Consolidated Balance Sheets as of December 31, 2006 and 2005	F4

Consolidated Statements of Income and Comprehensive Income for the
years ended December 31, 2006, 2005 and 2004	F5

Consolidated Statements of Changes in Shareholders' Equity for the
years ended December 31, 2006, 2005 and 2004	F6

Consolidated Statements of Cash Flows for the years ended December 31,
2006, 2005 and 2004	F7 - F8

Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004	F9 - F27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

China Security & Surveillance Technology, Inc.

We have audited the accompanying consolidated balance sheets of China Security & Surveillance Technology, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Security & Surveillance Technology, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.

GHP Horwath, P.C.
Denver, Colorado
March 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
China Security & Surveillance Technology, Inc.

We have audited the accompanying consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows of Golden Group Corporation (Shenzhen) Ltd. (predecessor to China Security & Surveillance Technology, Inc.) for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Golden Group Corporation (Shenzhen) Ltd. (predecessor to China Security & Surveillance Technology, Inc.) for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
September 1, 2005

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

ASSETS
	December 31, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$30,980	$2,277
Accounts receivable, net	26,754	11,643
Related party receivables	440	3,783
Inventories, net	19,721	5,311
Prepayment and deposits	3,533	—
Advances to suppliers	2,889	1,493
Other receivables	1,697	415
Deferred tax assets - current portion	125	129
Total current assets	86,139	25,051

Plant and equipment, net	8,339	1,952
Land use rights, net	1,152	1,142
Intangible assets	9,997	511
Investment, at cost	12	—
Goodwill	8,426	—
Deferred tax assets - non-current portion	462	460
TOTAL ASSETS	$114,527	$29,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable - short term	$2,272	$—
Accounts payable	4,000	1,077
Accrued expenses	749	763
Advances from customer	5,432	—
Taxes payable	1,660	1,115
Payable for acquisition of business	7,500	593
Deferred income	831	887
Due to director	76	70
Deferred tax liabilities	84	—
Total current liabilities	22,604	4,505

LONG TERM LIABILITIES
Notes payable - long term	2,010	—
Total liabilities	24,614	4,505

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	94	—

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; 100,000,000 shares authorized 31,824,938 (2006) and 21,558,000 (2005) shares issued and outstanding	319	216
Additional paid-in capital	45,004	4,494
Retained earnings	41,483	18,552
Statutory surplus reserve fund	804	804
Accumulated other comprehensive income	2,209	545
Total shareholders' equity	89,819	24,611
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$114,527	$29,116

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	2006	2005	2004

Revenues	$106,989	$32,688	$16,056
Cost of goods sold	75,976	23,473	8,796
Gross profit	31,013	9,215	7,260

Selling and marketing	1,511	288	391

General and administrative	3,036	1,189	513

Depreciation and amortization	1,124	260	225
Income from operations	25,342	7,478	6,131

Rental income from related parties	496	439	478

Other income (expense), net	711	120	(25)

Interest income	63	9	13

Interest expense	(108)	—	—

Gain on sale of affiliated company	307	—	—
Income before income taxes and minority interest	26,811	8,046	6,597

Minority interest in income of consolidated subsidiaries	9	—	—

Income taxes	(3,889)	(780)	(873)
Net income	22,931	7,266	5,724

Foreign currency translation gain	1,664	545	—
COMPREHENSIVE INCOME	$24,595	$7,811	$5,724

NET INCOME PER SHARE
BASIC	$0.88	$0.39	$0.34
DILUTED	$0.85	$0.39	$0.34
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	26,052,519	18,521,479	17,000,000
DILUTED	26,940,215	18,521,479	17,000,000

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

	Common Stock Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Statutory Surplus Reserve Fund	Total

BALANCE AT JANUARY 1, 2004	17,000,000	$170	$4,540	$6,366	$—	$—	$11,076
Net income for the year	—	—	—	5,724	—	—	5,724
BALANCE AT DECEMBER 31, 2004	17,000,000	170	4,540	12,090	—	—	16,800

Common stock issued for consulting services	1,420,000	14	(14)	—	—	—	—
Common stock issued to previous Apex
shareholders (Note 1)	3,138,000	32	(32)	—	—	—	—
Foreign currency translation	—	—	—	—	545	—	545
Net income for the year	—	—	—	7,266	—	—	7,266
Transfer	—	—	—	(804)	—	804	—
BALANCE AT DECEMBER 31, 2005	21,558,000	216	4,494	18,552	545	804	24,611

Warrants granted for consulting services	—	—	185	—	—	—	185
Common stock issued for consulting services	100,000	1	349	—	—	—	350
Common stock issued for acquisition of Yuan Da	200,000	2	498	—	—	—	500
Common stock issued under securities purchase agreements	7,301,259	73	22,212	—	—	—	22,285
Common stock issued for acquisition of businesses of four related companies	850,000	9	6,961	—	—	—	6,970
Common stock issued for investor relations services	50,000	1	199				200
Common stock issued for private placement	1,538,462	15	9,985	—	—	—	10,000
Warrants exercised (cashless) per Securities Purchase Agreement	123,750	1	(1)	—	—	—	—
Warrants exercised for cash per Securities Purchase Agreement	25,714	—	123	—	—	—	123
Warrants exercised (cashless) per investor relation service agreement	77,753	1	(1)	—	—	—	—
Foreign currency translation	—	—	—	—	1,664	—	1,664
Net income for the year	—	—	—	22,931	—	—	22,931
BALANCE AT DECEMBER 31, 2006	31,824,938	$319	$45,004	$41,483	$2,209	$804	$89,819

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,931	$7,266	$5,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,124	260	225
Allowance for doubtful accounts	113	—	239
Provision for obsolete inventories	230	—	—
Deferred income taxes	107	(590)	—
Amortization of loan origination fees	37	—	—
Common stock issued for services	250	—	—
Gain on disposal of plant and equipment	(15)	—	—
Issue of warrants for investor relation services	185	—	—
Gain on sale of the affiliated company	(307)	—	—
Minority interest	(9)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(13,992)	(7,270)	526
Related party receivables	3,768	369	(888)
Other receivables	(401)	(337)	(78)
Inventories	(13,328)	771	(4,537)
Advances to suppliers	(1,323)	1,780	114
Prepayment & deposits	(3,233)	—	—
(Decrease) increase in:
Accounts payable, accrued expenses and advance from customers	6,300	(3,630)	(393)
Payable for acquisition of business	—	593	—
Deferred income	(26)	887	—
Customer deposit	—	—	(540)
Taxes payable	582	700	292
Related party payable	(9)	—	—
Net cash provided by operating activities	2,984	799	684

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(5,114)	(49)	(110)
Additions to intangible assets, other than through business acquisition	(107)	—	—
Proceeds from dispositions of non current assets	592	—	—
Net cash outflow on acquisition of net assets of businesses acquired (net of cash acquired)	(6,539)	(30)	—
Net cash used in investing activities	(11,168)	(79)	(110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from (advanced to) directors	9	1,063	(1,056)
Proceeds from bank borrowings	3,495	—	—
Warrants exercised	123	—	—
Issue of common stock, net of issuing expenses	32,285	—	—
Net cash provided by (used in) financing activities	35,912	1,063	(1,056)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,728	1,783	(482)

Effect of exchange rate changes on cash	975	461	—
Cash and cash equivalents, beginning of year	2,277	33	515
CASH AND CASH EQUIVALENTS, END OF YEAR	$30,980	$2,277	$33

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$103	$—	$—
Income taxes paid	$3,166	$1,404	$621

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(a)	The Company purchased net assets of Yuan Da Wei Shi Technology Limited (“Yuan Da”) for $630 as detailed in note 1. In conjunction with the acquisition, liabilities were assumed as follows:-

Fair value of net assets acquired	$630
Cash paid	37
Amount owed at December 31, 2005	$593

(b)	1,420,000 shares of common stock were issued to consultants for services provided to the Company during 2005 in connection with the acquisition of Safetech by Apex (Note 1).

(c)	850,000 shares of common stock were issued for acquisition of businesses of the Four-Related Companies during 2006. (Note 3)

(d)
1,361,748 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $7,500 in the acquisition of Shanghai Cheng Feng Digital High-tech Co., Ltd., (“Cheng Feng”), which were issued in the first quarter of 2007. (Note 3)

(e)	200,000 shares of common stock were issued for acquisition of Yuan Da during 2006. (Note 1)

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Apex Wealth Enterprises Limited (“Apex” or the “Company”) was incorporated in the British Virgin Islands in April 2002 with an authorized capital of $50 divided into 50,000 shares of common stock at $1 par value and operated as a corporation under the International Business Companies Ordinance of 1984. On August 1, 2002, the authorized capital was subdivided into 5,000,000 shares of common stock at $0.01 par value. On May 12, 2003, the authorized capital was increased to $1,000, which was divided into 100,000,000 shares of common stock at $0.01 par value. Apex was a development stage company whose significant activities consist of organization, the registering and offering of shares, and forming a subsidiary company in the People's Republic of China (“PRC”or “China”) to apply for a consultancy license, and business development.

On July 23, 2005, Apex executed a Stock Purchase Agreement and an Agreement for Share Exchange. Both agreements closed on September 12, 2005. Under the Stock Purchase Agreement, Whitehorse Technology Ltd. (“Whitehorse”, purchased a total of 8,862,000 shares, or approximately 66.04% of the issued and outstanding common stock of Apex, from First Asia International Holdings Ltd. Whitehorse is the largest shareholder of China Safetech Holdings Limited (“Safetech”), a British Virgin Islands corporation. Safetech is the investment holding vehicle of the entire equity interest of Golden Group Corporation (Shenzhen) Ltd. (“Golden”). Golden is a corporation in the PRC engaged in the business of the manufacturing and distribution of security and surveillance systems, which integrates development, manufacturing, marketing, and maintenance of digital video surveillance and network communication together.

Simultaneously with the closing under the Stock Purchase Agreement, Apex issued a total of 8,138,000 shares of its common stock to the shareholders of Safetech under the Agreement for Share Exchange. Through the share exchange, Apex acquired 50,000 shares of the issued and outstanding stock of Safetech, which constituted 100% of its issued and outstanding stock from the individual shareholders of Safetech. As a result of the transaction, Safetech and Golden became wholly-owned subsidiaries of Apex.

The acquisition of Safetech by Apex has been recorded as a reverse acquisition based on factors demonstrating that Safetech represents the accounting acquirer. The shareholders of Safetech received 17,000,000 shares (or approximately 78.86%) of the post-acquisition common stock of Apex. In addition, post-acquisition management personnel and the board members of the Company now consist of individuals previously holding position with Safetech. The historical shareholders' equity of Safetech prior to the exchange has been retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the Apex and Safetech common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer (Safetech) have been carried forward after the exchange.

On October 25, 2005, the Company entered into an agreement with the equity owners of Yuan Da, which was subsequently amended in April and May 2006. Pursuant to the agreement, the Company acquired all of the assets of Yuan Da. Yuan Da is a limited liability company established in Shenzhen, China and was principally engaged in the sales and development of security and surveillance systems. Under the agreement with Yuan Da, as amended, the purchase price consisted of (i) a cash payment of RMB1,000 (approximately $125) and (ii) the issuance of 200,000 unregistered shares of the Company's common stock valued at $500 (based upon the average closing market price during the twenty days before the date of the agreement). The shares of common stock were issued on March 10, 2006.

On February 8, 2006, Apex changed its name to China Security & Surveillance Technology Inc. (“CSST” or the “Company”). The Company's board of directors authorized changing its fiscal year from that used in its most recent filing. The new fiscal year will be December 31, and the Company filed an annual report on Form 20-F for the year ended December 31, 2005.

The Company entered into a consulting service agreement on February 8, 2006. Pursuant to the agreement, the Company issued 100,000 shares of its common stock to the consultant on March 1, 2006 in exchange for consulting services valued at $350, which were to be provided to the Company from February 8, 2006 to October 31, 2006. The agreement was amended in June 2006 and the service period was extended to February 2009.

On April 4, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain investors (the “Investors”) for the sale of 2,666,667 shares (the “Shares”) of the Company’s common stock at a price of $3.00 per share. Net proceeds to the Company from the sale of all of the common stock were approximately $7,400.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
  (Except for share and per share amounts)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Pursuant to this Agreement, the Company also issued warrants to a private placement agent to purchase 416,667 shares of its common stock as commission for its services in connection with the private placement. A total of 150,000 of the warrants are exercisable at a price of $3.80 per share, which is the closing bid price for the Company’s stock as of the date of closing under the Agreement, and a total of 266,667 of the warrants are exercisable at a price of $3.00 per share. All of the warrants have a term of 5 years and include a cashless exercise feature. On October 16, 2006, 150,000 warrants were exercised using the cashless exercise feature and 82,500 shares of its common stock were issued.

On July 6, 2006, the Company entered into a definitive Securities Purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors relating to the private placement of 2,675,794 units for an aggregate gross cash purchase price of $12,041.

Each unit consists of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock. The exercise price for each whole warrant was originally $5.40. The warrants have a term of five years and include a cashless exercise feature. The units were to be sold under the Securities Purchase Agreement at a price of $4.50 per unit. Under the terms of the Securities Purchase Agreement, all of such funds were required to be placed into escrow by the investors by July 7, 2006.

The Securities Purchase Agreement was amended on July 30, 2006 and July 31, 2006 and closing under the amended agreement occurred July 31, 2006. The major amendments to the Securities Purchase Agreement include the waiver of a closing condition which permitted the Company to break escrow notwithstanding the fact that the acquisition of Cheng Feng would not be fully consummated until certain governmental approvals were obtained, the reduction of the purchase price of each unit from $4.50 to $3.50 and the exercise price for each whole warrant from $5.40 to $4.80, and the grant of a put right by the Company to all of the investors which allowed the investors to require the Company to repurchase all, but not less than all, of the securities issued under the Securities Purchase Agreement if the Company failed to obtain the necessary governmental approval to consummate the Acquisition on or before December 31, 2006. Necessary governmental approvals were obtained before December 31, 2006.

Pursuant to the amended Securities Purchase Agreement, the Company sold 4,634,592 units to certain accredited investors for $16,200. Each unit consists of one share of common stock and a warrant to purchase one- fifth of one share of common stock. The exercise price for each whole warrant is $4.80. The warrants have a term of five years and include a cashless exercise feature. The units were sold under the Securities Purchase Agreement at a price of $3.50 per unit. Net proceeds to the Company from the sale of all of the units are approximately $14,900. In November 2006, 25,714 warrants were exercised at $4.80 per share.

In conjunction with execution of the Securities Purchase Agreement, the Company also executed a Registration Rights Agreement under which it is obligated to file a registration statement on Form S-4 and S-1, or other available form, to register the shares and the shares underlying the warrants for resale, within 45 days and 55 days after the closing date, respectively. The Company was obligated to use its best efforts to cause the registration statement to be declared effective within 180 days of the closing date, and was liable for payment of penalties to the purchasers in the event the registration statement has not declared effective within the 180-day period. The Company filed an S-4 on October 2, 2006, which was 12 days later than the required filing date. Therefore, liquidated damages totaling approximately $65 were incurred.

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commission for their services in connection with the private placement. On October 16, 2006, 75,000 warrants were exercised using the cashless exercise feature and 41,250 shares of its common stock was issued.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

In October 2006, the Company issued 50,000 shares of its common stock to an investor relations firm as a payment for their services rendered pursuant to a consulting agreement dated February 9, 2006. The fair value of the common stock issued was $200 and is being expensed over the one year contract term.

In November 2006, we changed our domicile from the BVI to Delaware through merging the BVI company into its recently-formed wholly owned Delaware subsidiary. The main reasons for the change of domicile were to comply with the covenants of a stock purchase agreement that we entered into on April 4, 2006 in connection with a financing transaction, as well as to take advantage of the benefits of being a Delaware corporation, including the enhanced credibility, greater flexibility in corporate law and attractiveness for directors and officers.

On November 27, 2006, the Company entered into an agreement with three accredited investors (the “buyers”), two of whom are qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933. (the “Securities Act”).The Company issued an aggregate of 1,538,462 shares of its common stock for a consideration of $10,000 at a price of $6.50 per share.

The Company agreed to pay RMB 120,000 (approximately $15,000) in exchange for 100% ownership of Shanghai Cheng Feng Digital High-Tech Co. Ltd. (“Cheng Feng”), consisting of RMB 60,000 (approximately $7,500) in cash and RMB 60,000 in the Company’s restricted stock. RMB 2,000 (approximately $250) of the purchase price was paid as a deposit on May 18, 2006. An additional RMB 8,000 (approximately $1,000) was paid in August 2006. The balance of the cash portion of the purchase price, RMB 50,000 (approximately $6,250), was paid in December 2006. The number of shares issuable in satisfaction of the equity portion of the purchase price is 1,361,748, which were issued in the first quarter of 2007.

In November 2006, we acquired the security and surveillance business of Jian Golden An Ke Technology Co. Ltd., or “Jian An Ke,” Shenzhen Golden Guangdian Technology Co. Ltd., or “Shenzhen Guangdian,” Shenyang Golden Digital Technology Co. Ltd., or “Shenyang Golden,” and Jiangxi Golden Digital Technology Co. Ltd., or “Jiangxi Golden,” of which our CEO and director Guoshen Tu owned 80%, 60%, 42% and 90%, respectively. We refer to these companies in these financial statements as the Four-Related Companies. Mr. Tu did not receive any consideration for the acquisition of his interest in the Four-Related Companies. Mr. Tu and his wife Zhiqun Li, returned all their shares to the Company and the shares were granted to senior executives of the Company as a performance incentive. The minority shareholders of these four companies received in aggregate 850,000 shares of the Company’s common stock, which was valued at $6,970 by an independent appraisal firm. Shenzhen Guangdian is engaged in the business of manufacturing and distributing security and surveillance products. The other three companies are engaged in the business of distributing security and surveillance products.

In September 2005, the Company entered into an investor relation service agreement and granted a warrant to purchase 100,000 shares of its common stock at $1.85 per share in exchange for the services for a two-year period. The fair value of $185 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: 4.18% risk free interest rate, zero dividend yield, 2-year service contract term and 400% expected volatility. This fair value was allocated to the 2-year service period and the remaining fair value of the service fee was charged to income when the service agreement was terminated by the Company in February 2006.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

A summary of the status of the Company's stock warrants granted in 2006 and 2005 and the changes during the years then ended is presented below:

	2006		2005
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Prices	Shares	Prices
Outstanding at beginning of year	100,000	$1.85
Granted	1,668,006	4.31	100,000	$1.85
Exercised	(350,714)	(3.23)
Outstanding at end of year	1,417,292	$4.40	100,000	$1.85
Warrants exercisable at end of year	1,417,292		100,000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

(b) Economic and Political Risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

(c) Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets' estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Building	20 years
Leasehold improvements	10 years
Plant and equipment	5 years
Electronics equipment	5 years
Motor vehicles	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Intangible Assets

Intangible assets represent a surveillance recording system, surveillance software, customer relationship and contracts, acquired from Yuan Da, Cheng Feng and the Four-Related Companies (see notes 3 and 9).

The value of intangible assets was acquired from Yuan Da was established by an independent accounting firm. The valuation and allocation in intangible assets of the acquisition of Cheng Feng and the businesses of the Four-Related Companies were determined by an independent appraisal firm.

The values of the intangible assets are being amortized using the following amortization methods and estimated useful lives:

Nature	Amortization method	Useful lives

Acquisition of Yuan Da	Straight-line method	5 years
Acquisition of Cheng Feng	Straight-line and accelerated method	5 years
Acquisition of the businesses of the Four-Related Companies	Straight-line and accelerated method	2 months to 5 years

(e) Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

There was no impairment of long-lived assets as of December 31, 2006 and 2005.

(f) Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. SFAS No; 142, “Goodwill and Other Intangible Assets” (“SFAS142”) requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter each year.

With the acquisition of Cheng Feng in July 2006, we recorded goodwill of $8,426. Goodwill impairment is computed using the expected present value of associated future cash flows.

There was no impairment of goodwill as of December 31, 2006.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Accounting for Computer Software To Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

At December 31, 2006 and 2005, unamortized computer software costs were $267 and $0, respectively. During 2006, $39 amortization expense was charged to income.

(h) Deferred Income

Deferred income represents amounts billed for contracts for supply and installation of security and surveillance equipment which have not been fully completed at the balance sheet date in accordance with accounting policy note 2(o).

(i) Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. Declines in net realizable value of inventory for the years ended December 31, 2006, 2005 and 2004 amounted to $0, $0 and $42.

During the years ended December 31, 2006, 2005, and 2004 approximately 92%, 89%, and 88%, of total inventory purchases were from five suppliers, respectively.

(j) Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivable due from one individual customer exceeds 10% of total accounts receivable at December 31, 2006 and 2005.

(k) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(l) Advances to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of the rights.

The Company paid in advance for the lease of three parcels of land for 48 to 50 year time periods, consisting of approximately $1,445. The lease periods began in 1997 and expire during 2045 and 2047. The amount is being amortized and recorded as expense over the 48-50 year terms of the leases. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, finite lived intangible assets are amortized over their lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and determined that no impairment adjustments were necessary.

(n) Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, related party receivables, advances to suppliers, other receivables, taxes payable, accounts payable and notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature. The fair value of the related party receivables is not practicable to estimate due to the related party nature of the underlying transactions.

(o) Revenue Recognition

The Company derives the bulk of its revenue from the supply and installation of security and surveillance equipment and the two deliverables do not meet the separation criteria under EITF issue 00-21. The installation is not considered to be essential to the functionality of the equipment having regard to the following criteria as set out in SAB 104:

(i) The security and surveillance equipment is a standard product with minor modifications according to customers' specifications;

(ii) Installation does not significantly alter the security and surveillance equipment's capabilities; and

(iii) Other companies which possess the relevant licenses are available to perform the installation services.

In early 2006, the Company began performing much larger security installation contracts than it had been doing previously. As a marketing approach, the Company prepared standard contracts with its new larger customers, whereby 90% of the contract amount was due when installation was complete and payment of the remaining 10% was deferred for one year. Because of the newness of the larger contracts and the inability to immediately determine the amount of warranty work that would be required, the Company initially deferred recognizing the 10% of the contract amount as revenue and amortized this amount to income over the one year period. During the second and third quarters of 2006, the Company carefully monitored the warranty work requested by its customers, and determined that very little warranty work had been required to be performed.

Consequently, effective October 1, 2006, the Company reduced its estimate of future warranty requirements to approximately 1% of contract installation revenue. The fourth quarter reflects this change in the estimated warranty expenses and this fourth quarter adjustment increased revenue, tax expense and net income, by $3,557, $534 and $3,023, respectively.

Revenue from the outright sale of security and surveillance equipment is recognized when delivery occurs and risk of ownership passes to the customers.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $209, $0 and $0, respectively.

(q) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the years ended 2006, 2005 and 2004, the Company incurred approximately $134, $7, and $10, respectively.

(r) Foreign Currency Translation

The functional currency of the Company is Renminbi (“RMB”) and the RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions, which are not material, are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders' equity. The exchange rates adopted are as follows:-

	2006	2005	2004
Year end RMB exchange rate	7.80	8.07	8.28
Average yearly RMB exchange rate	7.97	8.19	8.28

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation

(s) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for 2006, 2005 and 2004 were $68, $35 and $31, respectively and are included in general and administrative expenses.

(t) Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u) Income Taxes

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

(v) Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (“EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  There were no dilutive securities outstanding during 2005 or 2004.

Earning per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period.  Earnings per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities, contingent issuances, stock options and warrants outstanding during each respective period, using the if-converted or treasury-stock methods.

The calculation of diluted earnings per share for 2006 has been calculated using the treasury stock method based on the weighted average number of dilutive securities outstanding during 2006.  The 1,361,748 shares of common stock which were contingently issuable in the acquisition of Cheng Feng have been included in dilutive securities from July 2006 through December 31, 2006. At December 31, 2006, warrants were outstanding to acquire 1,417,292 shares of common stock.

(w) Reclassifications

Certain amounts reported in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

(x) Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) ratified EITF 04-13 (EITF 04-13), "Accounting for Purchases and Sales of Inventory with the Same Counterparty." This issue addresses the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction and whether there are circumstances under which such non-monetary exchanges should be accounted for at fair value.  The adoption of EITF 04-13 is effective for new or modified agreements for fiscal periods beginning after March 15, 2006. It is not expected that the adoption of EITF 04-13 will have a material effect on our financial position or results of operations.

In November 2005, FASB Staff Position (FSP) 115-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(x)    Recent Accounting Pronouncements (continued)

is impaired, in evaluating if an impairment is other-than-temporary and recognizing impairment losses equal to the difference between the investment's cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. We do not anticipate the amendment will have a material effect on our financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133 and 140. The statement applies to certain hybrid financial instruments, which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value re-measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS No. 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. SFAS No. 155 shall be effective for all financial instruments acquired, issued, or subject to a remeasurment (new basis) event occurring after the beginning of first fiscal year that begins after September 15, 2006. It is not expected that SFAS No. 155 will have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for fiscal years beginning after December 15, 2006. It is not expected that FIN 48 will have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3. ACQUISITION OF SHANGHAI CHENG FENG DIGITAL HIGH-TECH CO. LTD AND THE BUSINESS OF 4 RELATED COMPANIES

On July 6, 2006, the Company entered into a Stock Transfer Agreement (the “agreement”) relating to the acquisition of 100 percent of the equity of Cheng Feng. The acquisition was financed with proceeds from the Company’s private placement of common stock. The results of operations of Cheng Feng are included in our consolidated financial statements beginning on July 6, 2006.

The Company agreed to pay RMB 120,000 (approximately $15,000) in exchange for 100% ownership of Cheng Feng, consisting of RMB 60,000 (approximately $7,500) in cash and RMB 60,000 in the Company’s restricted stock. RMB 2,000 (approximately $250) of the purchase price was paid as a deposit on May 18, 2006. An additional RMB 8,000 (approximately $1,000) was paid in August 2006. The balance of the cash portion of the purchase price, RMB 50,000 (approximately $6,250), was paid in December 2006. The number of shares issuable in satisfaction of the equity portion of the purchase price is 1,361,748, which were issued in the first quarter of 2007.

The operational control of Cheng Feng passed to the Company and all the assets of Cheng Feng were acquired by the Company effective July 6, 2006. Government approval to consummate the acquisition was subsequently received. The results of Cheng Feng’s operations from July 6, 2006 through December 31, 2006 are included in the Company’s consolidated statement of income and comprehensive income.

The following represents the purchase price allocation at the date of the Cheng Feng acquisition:

Cash and cash equivalents	$1,143
Other current assets	3,118
Property and equipment	1,680
Other assets	598
Goodwill	8,426
Intangible assets	3,088
Current liabilities	(2,113)
Long-term liabilities	(717)
Minority interest in consolidated subsidiaries	(127)
Exchange differences	(96)
Total purchase price	$15,000

The purchase price allocation was considered final as of December 31, 2006. As a result of the goodwill impairment test we completed in the fourth quarter of 2006 in accordance with SFAS 142, we determined there were no impairment loss of goodwill during 2006.

The following table shows supplemental information of the results of operations on a pro forma basis for the years ended December 31, 2006 and 2005 as though the Cheng Feng acquisition had been completed at the beginning of 2006 and 2005:

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3. ACQUISITION OF SHANGHAI CHENG FENG DIGITAL HIGH-TECH CO. LTD AND THE BUSINESS OF 4 RELATED COMPANIES (CONTINUED)

For the year ended December 31, 2006 (Unaudited)

	Historical
			Pro Forma
	CSST	Cheng Feng	Adjustments	PRO FORMA

Revenues	$100,286	$10,258		$110,544

Income From Operations	$25,521	$1,547	$(449)	$26,619

Net Income	$21,649	$2,087	$(449)	$23,287

Net Income Per Share
Basic	$0.83			$0.87
Diluted	$0.82			$0.86

For the year ended December 31, 2005 (Unaudited)

	Historical		Pro Forma	Pro Forma
	CSST	Cheng Feng	Adjustments

Revenues	$32,688	$8,189		$40,877

Income From Operations	$7,478	$795	$(439)	$7,834

Net Income	$7,266	$937	$(439)	$7,764

Net Income Per Share
Basic	$0.39			$0.32
Diluted	$0.39			$0.32

In November 2006, the Company acquired the security and surveillance business of Jian An Ke, Shenzhen Guangdian, Shenyang Golden, and Jiangxi Golden, of which our CEO and director Guoshen Tu owned 80%, 60%, 42% and 90%, respectively. Mr. Tu did not receive any consideration for the acquisition of his interest in the Four-Related Companies. Mr. Tu and his wife Zhiqun Li, returned all their shares to the Company and the shares were granted to senior executives of the company as performance incentive. The minority shareholders of these four companies, received in aggregate 850,000 shares of our common stock. Shenzhen Guangdian is engaged in the business of manufacturing and distributing security and surveillance products. The other three companies are engaged in the business of distributing security and surveillance products. The Company did not acquire any of the assets or liabilities of the four related companies, and the entire purchase price was allocated to intangible assets, consisting of contracts in process, non-competition agreements and the customer base.

Total intangible assets acquired by the Company amounted to $6,970. Amortization expense for the year ended December 31, 2006 was $107.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4. ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at December 31, 2006 and 2005 are as follows:

	2006	2005

Accounts receivable	$26,877	$11,653
Less: allowance for doubtful accounts	(123)	(10)
Accounts receivable, net	$26,754	$11,643

	2006	2005

Provision for doubtful accounts, January 1	$10	$10
Add: allowance for doubtful accounts	113	—
Provision for doubtful accounts, December 31	$123	$10

5. RELATED PARTY RECEIVABLES

The Company has receivables from several companies whose directors and shareholders are common with the Company. All receivables arise from advances made prior to the date of the reverse merger of September 22, 2005 as detailed in note 1 and from the rental of real estate properties. The receivables are classified as related party receivables on the balance sheets. The balances as of December 31, 2006 and 2005 are as follows:

	2006	2005

Related party receivables	$440	$4,019
Less: allowance for doubtful accounts	—	(236)
Related party receivables, net	$440	$3,783

	2006	2005

Provision for doubtful accounts, January 1	$236	$236
Less: bad debt recovered	(236)	—
Provision for doubtful accounts, December 31	$—	$236

The Company has leased offices to three related parties since January 1, 2004. The leases expire on December 31, 2007 and annual rental income for all periods is RMB3,960 ($507). Rental income was $496, $439 and $478 in 2006, 2005 and 2004, respectively. The rental income from the related parties was included in other income.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

6. INVENTORIES

Inventories consist of the following as of December 31, 2006 and 2005:

	2006	2005

Inventories	$19,994	$5,354
Less: allowance for obsolete inventories	(273)	(43)
Inventories, net	$19,721	$5,311

	2006	2005

Provision for obsolete inventories , January 1	$43	$43
Add: allowance for obsolete inventories	230	—
Provision for obsolete inventories, December 31	$273	$43

7. ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandize. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $2,889 and $1,493 as of December 31, 2006 and 2005, respectively.

8. PLANT AND EQUIPMENT

At December 31, 2006 and 2005, plant and equipment, at cost, consist of

	2006	2005

Buildings	$7,450	$2,202
Leasehold improvements	888	694
Plant and equipment	267	55
Electronic equipment	669	137
Motor vehicles	938	49
	10,212	3,137
Less: accumulated depreciation	(1,873)	(1,185)
Plant and equipment, net	$8,339	$1,952

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $397, $232 and $197, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

9. LAND USE RIGHTS

Land use rights consist of the following as of December 31, 2006 and 2005

	2006	2005

Cost of land use rights	$1,445	$1,397
Less: accumulated amortization	(293)	(255)
Land use rights, net	$1,152	$1,142

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $29, $28 and $28, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2007	$29
2008	29
2009	29
2010	29
2011	30
Thereafter	1,006
Total	$1,152

10. INTANGIBLE ASSETS

	2006	2005

Acquired customer base from the Four-Related Companies (life of 5 years)	$5,840	$—
Acquired contracts in progress from the Four-Related Companies (life of 2 months)	177	—
Acquired non-competition contracts from the Four-Related Companies (life of 5 years)	953	—
Acquired surveillance software and patents from Cheng Feng (life of 5 years)	3,159	—
Acquired surveillance recording system from Yuan Da (life of 5 years)	511	511
Less: accumulated amortization	(643)	—
Intangible assets, net	$9,997	$511

The Company acquired Cheng Feng and businesses of the Four-Related Companies during 2006. The valuations and allocation of the intangible assets was determined by a third party appraisal firm.

The Company's intangible assets from Yuan Da represent the value determined by an independent accounting firm for the intellectual property pertaining to a surveillance recording system developed by Yuan Da which was acquired by the Company on December 31, 2005.

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $643, $0 and $0, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2007	$1,706
2008	1,987
2009	2,784
2010	2,145
2011	1,145
Thereafter	230
Total	$9,997

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11. EQUITY IN AFFILIATED COMPANIES

Prior to the acquisition by the Company, Cheng Feng owned 36.5% of Shanghai Yiruida, a non-public Chinese entity. The investment balance in Shanghai Yiruida at June 30, 2006 was $7. Shanghai Yiruida was sold to a third party for approximately $320 in November 2006 and a gain of $307 on the sale was recorded in other income.

12. NOTES PAYABLE

The following is a summary of our short-term and long-term notes payable as of December 31, 2006 and 2005:

	2006	2005

Bank loans	$4,282	$—
Less: current portion	(2,272)	—
Long-term portion	$2,010	$—

	Long-term notes	Short-term notes	Total

2007	$222	$2,050	$2,272
2008	212	—	212
2009	223	—	223
2010	236	—	236
2011	248	—	248
Thereafter	1,091	—	1,091
Total	$2,232	$2,050	$4,282

On August 16, 2006, the Company entered into a loan agreement with a Chinese bank. The Company borrowed RMB 10,000 (approximately $1,281) with an annual interest rate of 5.94%. The loan is due on February 16, 2007, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for purpose other than operations. The loan is guaranteed by the CEO of the Company.

Long term liabilities are long term loans from banks. As of December 31, 2006, total long term liabilities were $2,232, is a 10-year loan borrowed from China Construction Bank for the purposes of purchasing new office premises in Shenzhen. This loan was granted on September 27, 2006, maturing on September 26, 2016, with an annual interest rate of 7.524%.

On November 1, 2005, Cheng Feng entered into a loan agreement with a Chinese bank in its amount of RMB 6,000 (approximately $769) with an annual interest rate of 5.76%. The loan is due on November 7, 2007, and the interest is payable at the end of each quarter. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for purpose other than operations.

The loan is guaranteed by two third-party companies. According to the guaranty and security agreement, the loan is also collateralized by the office building owned by the Company and the personal assets of Chief Executive Officer of Cheng Feng. The Company is also required to pay the guarantors a loan default fee equal to 20% of the loan amount plus interest at 10.7% if the loan is in default.

The Company is required to pay the guarantors an annual guaranty fee equal to 2.5% of the loan principal amount and an annual management and security fee equal to 3% of the loan principal. The Company prepaid these fees in November 2005 and amortizes the fees throughout the loan term.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13. DEFERRED INCOME

Deferred income balances as of December 31, 2006 and 2005 were $831 and $887 respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve in accordance with the accounting policy in note 2(o).

14. DUE TO DIRECTOR

The Company has received advances from a director. The advances are non-interest bearing and are repayable upon demand. The balances due to the director were $76 and $70, at December 31, 2006 and 2005, respectively.

15. INCOME TAXES

(a)    Corporation Income Tax (“CIT”)

CSST is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 30% and the local tax rate is 3%. CSST’s operating companies, Golden Group and Cheng Feng enjoyed the following preferential tax benefits:

Golden Group is located in the Shenzhen Special Economic Zone and its corporate income tax rate is 15% for the years ended December 31, 2006, 2005, 2004 and future years.

Cheng Feng is located in Shanghai and its corporate tax rate ranges from 7.5% to 15% as it receives lower tax rates as a high-tech company. As a software company, it is exempt from local taxes.

The reconciliation of income taxes/(tax benefit) computed at the PRC federal and local statutory tax rate applicable to software and high-tech enterprises operating in Shanghai and in the Shenzhen Special Economic Zone in the PRC, to income tax expense is as follows:

	2006	2005	2004

PRC Federal and local statutory tax rate	33%	33%	33%

Computed expected expense	$8,848	$2,655	$2,186
Temporary differences	37	(529)	(62)
Non-deductible items	489	135	10
Non-taxable items	(107)	(2)	(28)
Tax losses not recognized	30	—	—
Difference arising from differential tax rates	11	—	—
Others	(9)	—	(41)
Over/(under) provision	(92)	(31)	—
Preferential tax treatment	(5,318)	(1,448)	(1,192)
Income tax expense	$3,889	$$780	$873

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15. INCOME TAXES (CONTINUED)

The provision for income taxes for each of the three years ended December 31, 2006, 2005, and 2004 are summarized as follows:

	2006	2005	2004

Current	$3,802	$1,370	$873
Deferred	87	(590)	—
	$3,889	$780	$873

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred income tax assets:
Deferred income	$125	$133
Depreciation	462	474
Deferred income tax liability:
Provision for doubtful debt	(84)	(17)
Net deferred tax assets	$503	$590

Deferred income tax assets:
Current portion	$125	$130
Non-current portion	462	460
	587	590
Less: Deferred income tax liability -current portion	(84)	—
	$503	$590

(b)    Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. For companies in the Shenzhen Special Economic Zone, the VAT rate is 4%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority.

For software sales that are inter-company transactions which have been eliminated in consolidation, the applicable VAT rate is 3% under the relevant tax concession for “high-tech” corporations. The Company needs to pay the full amount of VAT calculated at 17% of the invoiced value of sales as required and subsequently receives a refund on 14% of the invoiced value of sales.

The VAT refundable balance was $23 at December 31, 2006 and VAT payable balance was $63 at December 31, 2005.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16. COMMITMENTS AND CONTINGENCIES

(a)    Leases

During 2006, 2005 and 2004, the Company's branches leased offices in various cities in the PRC. The lease agreements expire on various dates through October 15, 2007. Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $118, $53 and $22, respectively.

Future minimum lease payments for these office leases for the year ending December 31, 2007 amount to $66.

(b)    Warranty commitments

The Company issues a one year warranty with the sales of its surveillance and security systems. See note 2(o) for the calculation of this commitment.

(c)    Research and Development Commitment

The Company has established a strategic partnership with Beijing University under which the Company will provide funds to Beijing University for the research and development of video surveillance and security products. Under the agreement, the Company has agreed to provide Beijing University a maximum amount of RMB 2,000 ($256). The Company has paid RMB500 ($63) during 2006.

17. SUBSEQUENT EVENTS

Notes Purchase Agreement

On February 20, 2007, the Company completed a Notes Purchase Agreement with Citadel Equity Fund Ltd. for a $60,000 guaranteed senior unsecured convertible notes financing. This financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company issued to Citadel $60,000 aggregate principal amount of Senior Notes. The notes will bear interest at a rate of 1% and are due in 2012. The notes carry an initial conversion price of $18 per share. The net proceeds will be used for the Company’s working capital and acquisition plan.

Equity Incentive Plan

On February 7, 2007, the board of directors of adopted the 2007 Equity Incentive Plan, which provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares (collectively, the “Awards”). Thereafter, on February 16, 2007, the Company filed a registration statement on Form S-8 registering the shares issuable pursuant to the 2007 Plan.

On February 27, 2007, the Company granted an aggregate of 1,052,100 shares of restricted stock pursuant to the 2007 Plan to 383 employees and consultants of the company. These shares will vest with respect to each of the 383 employees and consultants over a period of four years.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Plan of Merger by and between China Security & Surveillance Technology, Inc., a BVI corporation, and China Security & Surveillance Technology, Inc., a Delaware corporation, dated September 30, 2006 (herein incorporated by reference from the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on October 4, 2006).

2.2
Share Exchange Agreement, dated as of July 22, 2005, between the registrant and China Safetech Holdings Limited (herein incorporated by reference from the registrant’s current report on Form 6-K filed with the Securities and Exchange Commission on July 22, 2005).

3.1
Certificate of Incorporation of the registrant (herein incorporated by reference from the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on October 4, 2006).

3.2	By-laws of the registrant (herein incorporated by reference from the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on October 4, 2006).

4.1
Notes Purchase Agreement, dated February 5, 2007, by and between the registrant and Citadel Equity Fund Ltd. (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2007).

4.2
Share Pledge Agreement, dated February 8, 2007, by and among Citadel Equity Fund Ltd., The Bank of New York, Guoshen Tu, Zhiqun Li and Whitehorse Technology Limited (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2007).

4.3	Form of the Notes (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2007).

4.4
Notes Purchase Agreement, dated February 16, 2007, by and among the registrant, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng and Citadel Equity Fund Ltd. (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.5
Indenture, dated February 16, 2007, among the registrant, Safetech, CSST HK and The Bank of New York (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.6
Investor Rights Agreement, dated February 16, 2007, among the registrant, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng, Guoshen Tu, Zhiqun Li, Whitehorse Technology Limited and Citadel Equity Fund Ltd. (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

10.1
Share Purchase Agreement, dated as of July 22, 2005, by and among the registrant, Whitehorse Technology Limited and First Asia International Holdings Limited (herein incorporated by reference from the registrant’s report on Form 6-K filed with the Securities and Exchange Commission on July 22, 2005).

10.2
Equity Transfer Agreement, dated as of October 25, 2005, by and among the registrant, Golden Group Corporation (Shenzhen) Limited, Shenzhen Yuan Da Wei Shi Technology Limited and its stockholders Jianguo Jiang and Jing Li (herein incorporated by reference from the registrant’s report on Form 20-F filed with the Securities and Exchange Commission on June 14, 2006). (English Summary)

10.3
Amendment No. 1 to the Equity Transfer Agreement, dated as of April 28, 2006, by and among the registrant, Golden Group Corporation (Shenzhen) Limited, Shenzhen Yuan Da Wei Shi Technology Limited and its stockholders Jianguo Jiang and Jing Li (herein incorporated by reference from the registrant’s report on Form 20-F filed with the Securities and Exchange Commission on June 14, 2006). (English Summary)

10.4
Amendment No. 2 to the Equity Transfer Agreement, dated as of May 25, 2006, by and among the registrant, Golden Group Corporation (Shenzhen) Limited, Shenzhen Yuan Da Wei Shi Technology Limited and its stockholders Jianguo Jiang and Jing Li. (herein incorporated by reference from the registrant’s report on Form 20-F filed with the Securities and Exchange Commission on June 14, 2006). (English Summary)

10.5
Securities Purchase Agreement, dated as of April 4, 2006, among the registrant and certain investors (herein incorporated by reference from the registrant’s current report on Form 6-K filed with the Securities and Exchange Commission on April 5, 2006).

10.6
Registration Rights Agreement, dated as of April 4, 2006, among the registrant and certain investors (herein incorporated by reference from the registrant’s current report on Form 6-K filed with the Securities and Exchange Commission on April 5, 2006).

10.7
Cooperation Agreement, dated as of February 17, 2006, by and between Golden Group Corporation (Shenzhen) Limited and Graduate School (Shenzhen) of Beijing University (herein incorporated by reference from the registrant’s report on Form 20-F filed with the Securities and Exchange Commission on June 14, 2006). (English Summary)

10.8
Consulting Agreement, dated as of February 8, 2006, by and between the registrant and Terence Yap (herein incorporated by reference from the registrant’s report on Form 20-F filed with the Securities and Exchange Commission on June 14, 2006). **

10.9
Amendment No. 1 to Consulting Agreement, dated as of June 27, 2006, by and between the registrant and Terence Yap (herein incorporated by reference from the registrant’s annual report on Form 20-F filed with the Securities and Exchange Commission on June 28, 2006). **

10.10
Form of Securities Purchase Agreement, dated as July 6, 2006, by and among CSST BVI and certain investors (herein incorporated by reference from the registrant’s current report on Form 6-K filed with the Securities and Exchange Commission on July 6, 2006).

10.11
Form of Registration Rights Agreement, dated as July 6, 2006, by and among CSST BVI and certain investors (herein incorporated by reference from the registrant’s current report on Form 6-K filed with the Securities and Exchange Commission on July 6, 2006).

10.12	Form of Warrant (herein incorporated by reference from the registrant’s current report on Form 6-K filed with the Securities and Exchange Commission on July 6, 2006).

10.13
Form of Escrow Agreement, dated July 6, 2006, by and among the registrant, certain investors and Thelen Reid & Priest LLP (herein incorporated by reference from the registrant’s current report on Form 6-K filed with the Securities and Exchange Commission on July 6, 2006).

10.14
Framework Agreement, dated July 6, 2006, by and among the registrant, China Safetech Holdings Limited and shareholders of Shanghai Cheng Feng Digital Technology Co., Ltd (herein incorporated by reference from the registrant’s current report on Form 6-K filed with the Securities and Exchange Commission on July 7, 2006). (English Summary)

10.15
Form of Waiver and Amendment to Securities Purchase Agreement, dated July 26, 2006, by and among the registrant and certain investors (herein incorporated by reference from the registrant’s current report on Form 6-K filed with the Securities and Exchange Commission on July 31, 2006).

10.16
Form of Second Waiver and Amendment, dated July 27, 2006, by and among the registrant and certain investors (herein incorporated by reference from the registrant’s current report on Form 6-K filed with the Securities and Exchange Commission on July 31, 2006).

10.17
Asset Purchase Agreement, dated September 5, 2006, by and among the registrant, Golden Group Corporation (Shenzhen) Limited and Jian Golden An Ke Technology Co. Ltd. (English Summary) (herein incorporated by reference from the registrant’s registration statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2006).

10.18
Asset Purchase Agreement, dated September 5, 2006, by and among the registrant, Golden Group Corporation (Shenzhen) Limited and Shenzhen Golden Guangdian Technology Co. Ltd. (English Summary) (herein incorporated by reference from the registrant’s registration statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2006).

10.19
Asset Purchase Agreement, dated September 5, 2006, by and among the registrant, Golden Group Corporation (Shenzhen) Limited and Shenyang Golden Digital Technology Co. Ltd. (English Summary) (herein incorporated by reference from the registrant’s registration statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2006).

10.20
Asset Purchase Agreement, dated September 5, 2006, by and among the registrant, Golden Group Corporation (Shenzhen) Limited and Jiangxi Golden Digital Technology Co. Ltd. (English Summary) (herein incorporated by reference from the registrant’s registration statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2006).

10.21
China Security & Surveillance Technology, Inc. 2007 Equity Incentive Plan (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007). **

10.22
Letter Agreement Regarding Stock Purchase, dated as of November 27, 2006, by and among the registrant and certain investors (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2006).

10.23	Strategic Cooperation Agreement, dated September 28, 2006, by and between the registrant and China Construction Bank. (English Translation)*

14	Code of Ethics (herein incorporated by reference from the registrant’s annual report on Form 20-F filed with the Securities and Exchange Commission on June 28, 2006).

21	List of Subsidiaries *

23.1	Consent of GHP Horwath, P.C. *

23.2	Consent of Child, Van Wagoner & Bradshaw, PLLC. *

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a) *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a) *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Form of Restricted Stock Grant Agreement (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

99.2	Real Property Trust Agreement, dated August 21, 2006, by and between Zhiqun Li and Golden Group Corporation (Shenzhen) Limited. (English Translation)*

*	Filed herewith.
**	Represents management contract or compensation plan or arrangement.