Form 10-K/A
period 2006-12-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2007-03-23
CIK 1260625

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

China Security & Surveillance Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A solely to correct for certain typographical errors contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 21, 2007 (the “Original Filing”).

The first correction is located under “Recent Sales of Unregistered Securities” contained in Item 5 on page 20 of the Original Filing, wherein the Company stated that “[o]n April 4, 2006, we completed a private placement in which we sold 2,666,667 shares of our common stock at a price of $3.00 per share for aggregate gross proceeds of $800,000 to certain accredited investors.” The figure $800,000 has now been corrected to read $8,000,000.

The remaining corrections are all located under Item 8 in the table on page 35 of the Original Filing showing certain unaudited financial information for each of the eight quarters ended December 31, 2006. In the Original Filing the Company misstated both the basic and diluted income per share for the fiscal quarters ended March 31, 2006 and December 31, 2006. The basic income per share for the first and fourth fiscal quarters of 2006 have been corrected from $0.26 and $0.12, respectively, to $0.16 and $0.22, respectively. The diluted income per share for the first and fourth quarters of 2006 have been corrected from $0.26 and $0.10, respectively, to $0.16 and $0.20, respectively. Included in this Form 10-K/A is the complete text of Item 5, Item 8 and Item 15,  with no changes other than as described above.

No other information in the Original Filing is amended hereby. This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications).

PART I

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
__________________
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

On April 4, 2006, we completed a private placement in which we sold 2,666,667 shares of our common stock at a price of $3.00 per share for aggregate gross proceeds of $8,000,000 to certain accredited investors. We also issued warrants to purchase 416,667 shares of our common stock to certain entities as compensation for their services in connection with the private placement, 150,000 of which have an exercise price of $3.80 per share, while the remaining 266,667 are exercisable at a price of $3.00 per share.  The issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

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

PART II

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

All amounts in thousands of U.S. dollars

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$14,594	$8,015	$43,448	$40,932	$106,989

Gross profit	$4,397	$3,037	$12,862	$10,717	$31,013

Income before income taxes and minority interest	$4,121	$2,858	$11,025	$8,807	$26,811

Net income	$3,500	$2,536	$10,262	$6,633	$22,931

Basic income per share	$0.16	$0.10	$0.40	$0.22	$0.88

Diluted income per share	$0.16	$0.10	$0.39	$0.20	$0.85

2005

Revenues	$7,252	$5,477	$12,536	$7,423	$32,688

Gross profit	$1,542	$1,338	$4,298	$2,037	$9,215

Income before income taxes and minority interest	$1,716	$967	$4,148	$1,216	$8,046

Net income	$2,618	$1,210	$3,365	$73	$7,266

Basic income per share	$0.15	$0.07	$0.16	$0.01	$0.39

Diluted income per share	$0.15	$0.07	$0.16	$0.01	$0.39

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page F-1 of this report.

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2007

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

10.23	Strategic Cooperation Agreement, dated September 28, 2006, by and between the registrant and China Construction Bank. (English Translation)***

14	Code of Ethics (herein incorporated by reference from the registrant’s annual report on Form 20-F filed with the Securities and Exchange Commission on June 28, 2006).

21	List of Subsidiaries ***

23.1	Consent of GHP Horwath, P.C. *

23.2	Consent of Child, Van Wagoner & Bradshaw, PLLC. *

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a - 14(a) *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a - 14(a) *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Form of Restricted Stock Grant Agreement (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

99.2	Real Property Trust Agreement, dated August 21, 2006, by and between Zhiqun Li and Golden Group Corporation (Shenzhen) Limited (English translation). ***

* Filed herewith.
** Represents management contract or compensation plan or arrangement.
*** Incorporated by reference into the Company’s Annual Report on Form 10-K dated March 21, 2007.