Form 10-Q
period 2007-03-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2007-05-15
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-25901

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0509431
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

13/F, Shenzhen Special Zone Press Tower, Shennan Road
Futian District, Shenzhen, China 518034

(Address of principal executive offices, Zip Code)

(86) 755-8351-0888
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	34,942,206

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
	USD	USD
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,892	$30,980
Accounts receivable, net	30,366	26,754
Related party receivables	635	440
Inventories, net	22,153	19,721
Prepayments & deposits	8,511	3,533
Advances to suppliers	2,814	2,889
Other receivables	2,020	1,697
Deferred tax assets - current portion	31	41
Total current assets	138,422	86,055

Deposits for acquisition of subsidiaries and properties	20,618	-
Plant and equipment, net	8,452	8,339
Land use rights, net	1,153	1,152
Intangible assets	9,532	9,997
Investment, at cost	13	12
Goodwill	8,426	8,426
Deferred tax assets - non-current portion	466	462
TOTAL ASSETS	$187,082	$114,443

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - short term	$5,948	$2,272
Accounts payable	4,492	4,000
Accrued expenses	958	749
Advances from customers	7,484	5,432
Taxes payable	1,579	1,660
Payable for acquisition of business	-	7,500
Deferred income	766	831
Due to a director	-	76
Total current liabilities	21,227	22,520

LONG-TERM LIABILITIES
Notes payable - long term	-	2,010
Convertible notes payable	61,163	-
Total liabilities	82,390	24,530

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	79	94

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized 34,754,127 (March 31, 2007) and 31,824,938 (December 31, 2006) shares issued and outstanding	3	3
Additional paid-in capital	54,786	45,320
Retained earnings	46,016	41,483
Statutory reserves	804	804
Accumulated other comprehensive income	3,004	2,209
Total shareholders' equity	104,613	89,819
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$187,082	$114,443

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31
	2007	2006
	(Unaudited)	(Unaudited)
	USD	USD

Revenues	$38,451	$14,594

Cost of goods sold	28,333	10,197

Gross profit	10,118	4,397

Selling and marketing	603	122

General and administrative	2,251	295
(including non-cash employee compensation of $265)

Depreciation and amortization	806	102

Income from operations	6,458	3,878

Rental income received from related party	127	122

Interest income	82	5

Interest expense	(1,319)	-

Other income, net	492	115

Income before income taxes and minority interest	5,840	4,120

Minority interest in income of consolidated subsidiaries	9	-

Income taxes	(1,316)	(620)

Net income	4,533	3,500

Foreign currency translation gain	795	380

COMPREHENSIVE INCOME	$5,328	$3,880

NET INCOME PER SHARE
BASIC	$0.14	$0.16
DILUTED	$0.13	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
BASIC	33,108,640	21,591,333
DILUTED	34,268,180	21,642,536

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Statutory reserves	Total
		USD	USD	USD	USD	USD	USD
BALANCE AT JANUARY 1, 2007	31,824,938	$3	$45,320	$41,483	$2,209	$804	$89,819
Warrants exercised (cashless) per Securities Purchase Agreement	161,056	-	-	-	-	-	-
Warrants exercised for cash per Securities Purchase Agreement	126,285	-	606	-	-	-	606
Warrants exercised for cash per Investor Relation Service Agreement	228,000	-	1,095	-	-	-	1,095
Common stock issued under Equity Incentive Plan	1,052,100	-	265	-	-	-	265
Common stock issued for acquisition of Cheng Feng	1,361,748	-	7,500	-	-	-	7,500
Foreign currency translation	-	-	-	-	795	-	795

Net income for the period	-	-	-	4,533	-	-	4,533

BALANCE AT MARCH 31, 2007	34,754,127	$3	$54,786	$46,016	$3,004	$804	$104,613

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31
	2007	2006
	(Unaudited)	(Unaudited)
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	4,533	3,500
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	806	102
Amortization of consultancy services	30	17
Non-cash employee compensation	265	-
Redemption accretion on convertible notes	1,163	-
Deferred taxes	12	(15)
Minority interest	(9)	-

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,370)	3,007
Related party receivables	(192)	1,280
Inventories	(2,254)	1,852
Prepayments & deposits	(4,977)	-
Advances to suppliers	101	(2,745)
Other receivables	(308)	119
Deferred expenses	-	(1,028)

(Decrease) increase in:
Accounts payable and accrued expenses	744	(147)
Advances from customers	2,003	-
Tax payable	(65)	379
Deferred income	(57)	943
Net cash (used in) provided by operating activities	(1,575)	7,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(215)	(1)
Additions to intangible assets	(66)	-
Deposits paid for acquisition of subsidiaries	(19,972)	-
Deposits paid for acquisition of properties	(646)	-
Net cash (used in) investing activities	(20,899)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a director	(75)	71
Issuance of common stock, net of issuing expenses	1,701	-
New borrowings	65,172	-
Repayment of borrowings	(3,468)	-
Net cash provided by financing activities	63,330	71

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,856	7,334
Effect of exchange rate changes on cash	56	31
Cash and cash equivalents, at beginning of period	30,980	2,277

CASH AND CASH EQUIVALENTS, END OF PERIOD	71,892	9,642

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$153	$-
Income taxes paid	$1,397	$334

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

1,361,748 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $7,500 in the acquisition of Shanghai Cheng Feng Digital High-tech Co., Ltd., (“Cheng Feng”), were issued in the first quarter of 2007. (Note 15)

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.
BASIS OF PRESENTATION

The accompanying financial statements, as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the “Company”) without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2006, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 21, 2007. Amounts as of December 31, 2006 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007, results of operations and cash flows for the three months ended March 31, 2007 and 2006, have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

2.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a) Accounting for Computer Software To Be Sold, Leased or Otherwise Marketed

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

As of March 31, 2007 and December 31, 2006, unamortized computer software costs were $141 and $267, respectively. During the three months ended March 31, 2007 and 2006, $246 and $0 amortization expense was charged to income, respectively.

(b) Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months ended March 31, 2007 and 2006.

During the three months ended March 31, 2007 and 2006, approximately 89% and 99%, of total inventory purchases were from five suppliers, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivable due from one individual customer exceeds 10% of total accounts receivable at March 31, 2007 and December 31, 2006.

(d) Revenue Recognition

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

The Company reduced its estimate of future warranty requirements to approximately 1% of contract installation revenue since the fourth quarter of 2006.

Revenue from the outright sale of security and surveillance equipment is recognized when delivery occurs and risk of ownership passes to the customers.

(e) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three months ended March 31, 2007 and 2006 amounted to $21 and $0 respectively.

(f) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three months ended March 31, 2007 and 2006, the Company incurred approximately $100 and $17 respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for the three months ended March 31, 2007 and 2006 were $54 and $1 respectively and are included in general and administrative expenses.

(h) Income taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and PRC jurisdictions. The Company was not subject to U.S. federal tax examinations for years before 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

On March 16, 2007, the National People’s Congress of the People of Republic China (“PRC”) determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

(i) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(j) Earnings Per Share

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

Earnings per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period.  Earnings per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities, contingent issuances, stock options and warrants outstanding during each respective period, using the if-converted or treasury-stock methods.

The calculation of diluted earnings per share for the three months ended March 31, 2007 has been calculated using the treasury stock method based on the weighted average number of dilutive securities outstanding during 2007. As of March 31, 2007, warrants were outstanding to acquire 835,912 shares of common stock.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.	ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006

Accounts receivable	$30,487	$26,877
Less: allowance for doubtful accounts	(121)	(123)
Accounts receivable, net	$30,366	$26,754

4.	RELATED PARTY RECEIVABLES

The Company had receivables from several companies whose directors and shareholders are common with the Company. All receivables arise from advances made prior to the date of the reverse merger on September 22, 2005 and from the rental of real estate properties. The receivables are classified as related party receivables on the balance sheets. The balances as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006

Related party receivables	$635	$440
Less: allowance for doubtful accounts	—	—
Related party receivables, net	$635	$440

The Company has leased offices to three related parties since January 1, 2004. The leases expire on December 31, 2007. The rental income was RMB990 ($127) and RMB990 ($122) for the three months ended March 31, 2007 and 2006, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

5.	INVENTORIES

Inventories consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Raw materials	$2,613	$2,261
Finished goods	1,025	642
Installations in process	18,745	17,091
Total	22,383	19,994
Less: allowance for obsolete inventories	(230)	(273)
Inventories, net	$22,153	$19,721

6.	PREPAYMENTS & DEPOSITS

Prepayments and deposits consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Current Portion	$8,511	$3,533
Non current portion - Deposits paid for acquisition of properties	646	-
- Deposits paid for acquisition of subsidiaries	19,972	-
	$20,618	$-

The deposits paid for acquisition of subsidiaries and properties are refundable. There are no commitments to acquire the subsidiaries and properties.

7.	ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $2,814 and $2,889 as of March 31, 2007 and December 31, 2006, respectively.

8.	PLANT AND EQUIPMENT

At March 31, 2007 and December 31, 2006, plant and equipment, at cost, consist of

	March 31, 2007	December 31, 2006
Buildings	$7,649	$7,450
Leasehold improvements	870	888
Plant and equipment	332	267
Electronic equipment	764	669
Motor vehicles	945	938
	10,560	10,212
Less: accumulated depreciation	(2,108)	(1,873)
Plant and equipment, net	$8,452	$8,339

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

9.	LAND USE RIGHTS

Land use rights consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Cost of land use rights	$1,457	$1,445
Less: Accumulated amortization	(304)	(293)
Land use rights, net	$1,153	$1,152

Amortization expense for the three months ended March 31, 2007 and 2006 was $8 and $7, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007 (remaining 9 months)	$22
2008	29
2009	29
2010	29
2011	29
2012	29
Thereafter	986
Total	$1,153

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.	INTANGIBLE ASSETS

	March 31, 2007	December 31, 2006
Acquired customer base from the Four-Related Companies (life of 5 years)	$5,899	$5,840
Acquired contracts in progress from the Four-Related Companies (life of 2 months)	178	177
Acquired non-competition contracts from the Four-Related Companies (life of 5 years)	956	953
Acquired surveillance software and patents from Cheng Feng (life of 5 years)	3,449	3,159
Acquired surveillance recording system from Yuan Da (life of 5 years)	522	511
Less: accumulated amortization	(1,472)	(643)
Intangible assets, net	$9,532	$9,997

The Company acquired Cheng Feng and the security and surveillance businesses of Jian Golden An Ke Technology Co., Ltd., Shenzhen Golden Guangdian Technology Co., Ltd., Shenyang Golden Digital Technology Co., Ltd., and Jiangxi Golden Digital Technology Co., Ltd. (collectively referred to herein as the “the Four-Related Companies”) during 2006. The valuations and allocation of the intangible assets was determined by a third party appraisal firm. The Company's intangible assets from Shenzhen Yuan Da Wei Shi Technology Limited (“Yuan Da”) represent the value determined by an independent accounting firm for the intellectual property pertaining to a surveillance recording system developed by Yuan Da which was acquired by the Company on December 31, 2005.

The amortization expense for the three months ended March 31, 2007 and 2006 was $629 and $25, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2007 (remaining nine months)	$1,551
2008	2,440
2009	2,983
2010	1,701
2011	692
Thereafter	165
Total	$9,532

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.	NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Bank loans	$5,948	$4,282
Less: current portion	(5,948)	(2,272)
Long-term portion	$—	$2,010

	Long-term notes	Short-term notes	Total
2007 (remaining nine months)	$—	$776	$776
2008	—	5,172	5,172
Total	$—	$5,948	$5,948

On August 16, 2006, the Company entered into a loan agreement with Shanghai PuDong Development Bank, guaranteed by the CEO of the Company. The Company borrowed RMB 10,000 (approximately $1,293) with an annual interest rate of 5.94% payable at the end of each month. The loan was repaid in February 2007. The loan agreement required the Company to use the loan proceeds only for the Company's operations.

On February 16, 2007, the Company entered into a loan agreement with Shanghai PuDong Development Bank. The Company borrowed RMB 10,000 (approximately $1,293) with an annual interest rate of 6.39%. The loan is due in February 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the directors and the CEO of the Company and by Shenzhen Chuangguan Intelligent Network Technology Co., Ltd.

On February 2, 2007, the Company entered into a loan agreement with Shanghai PuDong Development Bank. The Company borrowed RMB 30,000 (approximately $3,879) with an annual interest rate of 6.12%. The loan is due in February 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the directors and the CEO of the Company and by Shenzhen Chuangguan Intelligent Network Technology Co., Ltd.

The Company did not have any long term loans from banks as of March 31, 2007, the Company’s long term loan outstanding as of December 31, 2006 was repaid on March 27, 2007.

On November 1, 2005, Cheng Feng entered into a loan agreement with Shanghai PuDong Development Bank in the amount of RMB 6,000 (approximately $776) with an annual interest rate of 5.76%. The loan is due on November 7, 2007, and the interest is payable at the end of each quarter. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations.

 CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.	NOTES PAYABLE (CONTINUED)

The loan is guaranteed by two third-party companies. According to the guaranty and security agreement, the loan is also collateralized by the office building owned by Cheng Feng and the personal assets of the CEO of Cheng Feng. The Company is required to pay the guarantors an annual guaranty fee equal to 2.5% of the loan principal amount and an annual management and security fee equal to 3% of the loan principal amount. The Company prepaid these fees in November 2005 and amortizes the fees throughout the loan term. The Company is also required to pay the guarantors a loan default fee equal to 20% of the loan principal amount plus interest at 10.7% if the loan is in default.

12.	CONVERTIBLE NOTES PAYABLE

On February 20, 2007, the Company completed a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel”) for a $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “February Notes”) financing. This financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear an annual interest of 1%. All the net proceeds will be used for the Company’s working capital and acquisition plan.

Under the February Notes indenture, the February Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common shares of the Company initially at the conversion price of $18 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the February Notes are not converted before maturity, the February Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the February Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day variable weighted average price (“VWAP”) during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $30.00 per share of common stock, the Company shall, within 1 trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis (the “2010 Mandatory Conversion”). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $35.00 per share of common stock (the “2011 Mandatory Conversion Trigger”) and the 2010 Mandatory Conversion had occurred, the Company shall, within 1 trading day, force holders of the February Notes to convert all of the then-outstanding principal amount of the February Notes at the then applicable conversion price. If the 2011 Mandatory Conversion Trigger occurs and the 2010 Mandatory Conversion had not occurred, the Company shall, within 1 trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis.

As of March 31, 2007, the Company has accreted $1,163 of the additional redemption amount related to the February Notes, which amount is included in interest expense.

The indenture, notes purchase agreement and investor rights agreement related to the February Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the February Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock.  As of March 31, 2007, the Company has complied with all the required note covenants.

13.	DEFERRED INCOME

Deferred income balances as of March 31, 2007 and December 31, 2006 were $766 and $831 respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve.

14.	DUE TO A DIRECTOR

The Company had received advances from a director that were repaid during the three months ended March 31, 2007. The advances are non-interest bearing and are repayable upon demand. The balances due to the director were $0 and $76, at March 31, 2007 and December 31, 2006, respectively.

 CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.	ISSUANCE OF COMMON STOCK AND WARRANTS

On July 6, 2006, the Company entered into a definitive Securities Purchase Agreement with certain accredited investors relating to the private placement of units, consisting of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock.

Such Securities Purchase Agreement was amended on each of July 30, 2006 and July 31, 2006 (as amended, the “Securities Purchase Agreement”). Closing thereunder occurred July 31, 2006. The purchase price of each unit was $3.50 and the exercise price for each whole warrant was set at $4.80. The warrants have a term of five years and include a cashless exercise feature which does not apply when there is an effective registration statement covering the shares underlying the warrants. In addition, the Company had granted a put right to all of the investors which would have allowed the investors to require the Company to repurchase all, but not less than all, of the securities issued pursuant to the Securities Purchase Agreement if the Company had failed to obtain the necessary governmental approvals to consummate the acquisition of Cheng Feng on or before December 31, 2006. As such governmental approvals were obtained before December 31, 2006 the put right has terminated.

Pursuant to the Securities Purchase Agreement, the Company sold 4,634,592 units to certain accredited investors at $3.50 per unit for gross proceeds of $16,200.

Net proceeds to the Company from the sale of all of the units pursuant to the Securities Purchase Agreement was approximately $14,900. 106,285 and 248,000 warrants were exercised at $4.80 per share in February and March 2007, respectively.

In conjunction with execution of the Securities Purchase Agreement, the Company also executed a Registration Rights Agreement under which it is obligated to file registration statements on Form S-4 and Form S-1, or other available form, to register the shares and the shares underlying the warrants for resale, within 45 days and 55 days after the closing date, respectively. The Company was obligated to use its best efforts to cause the registration statement to be declared effective within 180 days of the closing date, and was liable for payment of penalties to the purchasers in the event the registration statement has not declared effective within the 180-day period.

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commission for their services in connection with the private placement. In March 2007, 227,095 of such warrants were exercised using the cashless exercise feature.

A summary of the status of the Company's warrants issued in 2006 as described above, and the changes during the three months ended March 31, 2007 and 2006, is presented below:

	2007		2006
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Prices	Shares	Prices
Outstanding at beginning of period	1,417,292	$4.40	100,000	$1.85
Granted	-	-	-	-
Exercised	(581,380)	(4.57)	-	-
Outstanding at end of period	835,912	$4.28	100,000	$1.85
Warrants exercisable at end of period	835,912	4.28	100,000	1.85

 CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.	ISSUANCE OF COMMON STOCK AND WARRANTS (CONTINUED)

The Company agreed to pay RMB 120,000 (approximately $15,000) in exchange for 100% ownership of Cheng Feng, consisting of RMB 60,000 (approximately $7,500) in cash and RMB 60,000 in the Company's restricted stock. RMB 2,000 (approximately $250) of the purchase price was paid as a deposit on May 18, 2006. An additional RMB 8,000 (approximately $1,000) was paid in August 2006. The balance of the cash portion of the purchase price, RMB 50,000 (approximately $6,250), was paid in December 2006. The number of shares issuable in satisfaction of the equity portion of the purchase price was 1,361,748 shares, which were issued in March 2007.

16.	EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan are 8,000,000 shares of common stock. On February 27, 2007, the Company granted an aggregate of 1,052,100 shares of restricted stock. The shares issued vest over a four-year period, and at issue resulted in total deferred compensation of $12,699. The fair values of these restricted stock awards are equal to the fair value of the Company’s stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three months ended March 31, 2007, the Company recognized $265 of compensation expense under the plan. As of March 31, 2007, there was $12,434 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four-year period.

The following table summarizes the status of the Company’s nonvested restricted stock awards during the three months ended March 31, 2007:

	Nonvested Restricted Stock and Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Values
Outstanding at beginning of period	-	$-
Granted	1,052,100	14.20
Vested	(21,919)	-
Forfeited	-	-
Outstanding at end of period	1,030,181	$14.20

 CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17.	SUBSEQUENT EVENTS

Purchase of Shenzhen Hong Tian Zhi Electronics Co., Ltd.

On April 2, 2007, the Company entered into a Stock Transfer Agreement relating to the acquisition of 100 percent of the equity of Chain Star investments Limited which is the holding company of Shenzhen Hong Tian Zhi Electronics Co., Ltd. (“Hongtianzhi”). The results of operations of Hongtianzhi will be included in the Company’s consolidated financial statements beginning on April 2, 2007.

The Company agreed to pay RMB 250,000 (approximately $32,000) in exchange for 100% ownership of Hongtianzhi, consisting of RMB 125,000 (approximately $16,000) in cash and RMB 125,000 (approximately $16,000) in the Company's restricted stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 2,800,711, which will be issued in the second quarter of 2007.

Notes Purchase Agreement

In April 2007, the Company entered into a Notes Purchase Agreement with Citadel pursuant to which the Company issued to Citadel $50,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “April Notes”). The April Notes bear interest at 1% per annum and carry an initial conversion price of $23.60 per share. All the net proceeds will be used for the Company's working capital and acquisition plan. If the April Notes are not converted before maturity, the April Notes are to be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the April Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interests.

Purchase of HiEasy Electronic Technology Development Co., Ltd.

On May 11, 2007, the Company entered into a Stock Transfer Agreement relating to the acquisition of 100 percent of the equity of Link Billion Investment Limited which is the holding company of HiEasy Electronic Technology Development Co., Ltd. (“HiEasy”). The results of operations of HiEasy will be included in the Company’s consolidated financial statements beginning on May 11, 2007.

The Company agreed to pay RMB 40,000 (approximately $5,172) and 811,804 shares of common stock in exchange for 100% ownership of Link Billion Investment Limited. All cash consideration of RMB40,000 will be paid in second quarter of 2007. The number of shares issuable in satisfaction of the equity portion of the purchase price is 811,804, which will be issued in the second quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, and other risks mentioned in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references in this Form 10-Q to “CSST,” “we,” “us,” “our,” “our Company,” or “the Company” are to China Security & Surveillance Technology, Inc., a Delaware corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “Safetech” are to China Safetech Holdings Limited, a British Virgin Islands corporation; (ii) “CSST HK” are to China Security & Surveillance Technology (HK) Ltd., a Hong Kong corporation; (iii) “CSST China” are to China Security & Surveillance Technology (PRC) Ltd., a corporation incorporated in the People’s Republic of China; (iv)”Golden” are to Golden Group Corporation (Shenzhen) Limited, a corporation incorporated in the People’s Republic of China; (v) “Cheng Feng” are to Shanghai Cheng Feng Digital Technology Co. Ltd.; (vi) “Hongtianzhi” are to Shenzhen Hongtianzhi Electronics Co., Ltd.; (vii) “BVI” are to British Virgin Islands; (viii) “PRC” and “China” are to the People’s Republic of China; (ix) “U.S. dollar,” “$” and “US$” are to United States dollars; (x) “RMB” are to Yuan Renminbi of China; (xi) “Securities Act” are to the Securities Act of 1933, as amended; and (xii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

During the first quarter of 2007, we experienced solid growth in sales. Sales revenue increased from $14.6 million for the first quarter of 2006 to $38.5 million for the first quarter of 2007, representing a 163.5% increase. The cost of sales was $28.3 million. As a result, gross margin (the ratio of gross profit to revenue, expressed as a percentage) for the first quarter of 2007 was 26.3%.

The following are some highlights for the first quarter of 2007:

•	Achieved revenues of $38.5 million for the first quarter of 2007, up 163.5% from the same quarter of last year.

•
Gross margin was 26.3% for the first quarter of 2007, compared to 30.1% for the same period in 2006. Such decrease was mainly due to the increased competition and the Company’s strategy to lower its selling price to attract more customers and penetrate into new markets.

•	Income from operations was $6.5 million for the first quarter of 2007, up from $3.9 million of the same period last year, representing an increase of 66.5%.

•	Fully diluted income from operations per share was $0.19 for the first quarter of 2007.

•	Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 16.8% for the first quarter of 2007, compared to 26.6% during the same period in 2006.

•	Net income was $4.5 million for the first quarter of 2007, up 29.5% from the same period of last year.

•	Net margin (the ratio of net income to revenues, expressed as a percentage) was 11.7% for the first quarter of 2007, compared to 24.0% for the same period in 2006.

•	Fully diluted net income per share was $0.13 for the first quarter of 2007.

•
Non-cash items included (i) the redemption accretion on convertible notes of $1.16 million, (ii) depreciation and amortization of $0.8 million, and (iii) non-cash employee compensation expense of $0.27 million for the first quarter of 2007. Total non-cash items are $2.23 million, an increase of $2.13 million, or 2090.2%, from $0.1 million for the same quarter of last year.

The following table summarizes the Company’s non-cash components during the three months ended March 31, 2007 and 2006:

All amounts, other than for share and per share amounts, in thousands of U.S. dollars

	Three Months Ended March 31,
Non-cash items	2007	2006	Increase (Decrease)
Depreciation and amortization	$806	$102	704
Non-cash employee compensation	265	-	265
Redemption accretion on convertible notes	1,163	-	1,163
Total	2,234	102	2,132

Non-cash items per share - basic
Depreciation and amortization	$0.0243	$0.0047	0.0196
Non-cash employee compensation	0.0080	-	0.0080
Redemption accretion on convertible notes	0.0351	-	0.0351
Total non-cash items per share - basic	$0.0674	$0.0047	0.0627

Non-cash items per share - diluted
Depreciation and amortization	$0.0235	$0.0047	0.0188
Non-cash employee compensation	0.0077	-	0.0077
Redemption accretion on convertible notes	0.0339	-	0.0339
Total non-cash items per share - diluted	$0.0651	$0.0047	0.0604

Weighted average number of shares outstanding
Basic	33,108,640	21,591,333
Diluted	34,268,180	21,642,536

Our Business

We manufacture, distribute, install and service security and surveillance products and systems and develop security and surveillance related software in China. Our customers mainly comprise (i) governmental entities (including customs agencies, courts, public security bureaus and prisons), (ii) non-profit orgnizations (including schools, museums, sports arenas and libraries) and (iii) commercial entities (including airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues). These account for approximately 40%, 10% and 50% of revenues, respectively.

A majority of our revenue is derived from the provision of a packaged solution which includes the products, installation and after sale service maintenance to our customers. Because a majority of our revenues is derived from the installation of security and surveillance systems for our customers which are generally non-recurring, our revenues are not concentrated within any one customer or group of customers. Maintenance services in our packaged solution are included for the first year from the date of completion. Our customers have an option to sign up for our maintenance program after the first year.

Our subsidiary Golden has 37 branch offices in provincial cities, Cheng Feng has 22 distribution points and Hongtianzhi has 53 distribution points throughout China as our customers are located across the country without any particular concentration in any region.

Recent Developments

On April 2, 2007, our Company and our subsidiary Safetech entered into an Equity Transfer Agreement with Zheng Huang, the sole owner of Chain Star Investments Limited (“Chain Star”), pursuant to which Safetech purchased 100% ownership of Chain Star from Mr. Huang. Chain Star, a Hong Kong company, is a holding company owning 100% of the equity interests in Hongtianzhi, a PRC company engaged in the business of manufacturing digital cameras. Pursuant to the terms of the Equity Transfer Agreement, we agreed to pay a total consideration of RMB 250 million (approximately $32 million) in exchange for 100% ownership of Chain Star, consisting of RMB 125 million (approximately USD$16 million) in cash and RMB 125 million (approximately $16 million) in shares of the Company’s common stock. Please see our Current Report on Form 8-K filed on April 2, 2007, for more details.

On April 24, 2007, we entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (“Citadel), pursuant to which we issued to Citadel $50 million principal amount of guaranteed senior unsecured convertible notes due 2012. The notes bear an annual interest rate of 1% which will be paid semi-annual and carry an initial conversion price of $23.60 per share. If the notes are not converted before their maturity, the notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. The net proceeds of the sale of the notes will be used for our working capital and acquisition plan. Please see our Current Report on Form 8-K filed on April 25, 2007 for more details.

On May 11, 2007, our Company and Safetech entered into an Equity Transfer Agreement with Yi Li, the sole owner of Link Billion Investment Limited (“Link Billion”), pursuant to which Safetech purchased 100% ownership of Link Billion from Mr. Li. Link Billion, a Hong Kong company, is a holding company owning 100% of the equity interests in HiEasy Electronic Technology Development Co., Ltd. (“HiEasy”), a PRC company engaged in the business of software development and assembly of DVR systems. Pursuant to the terms of the Equity Transfer Agreement, we will pay total consideration of RMB 40 million (approximately $5.17 million) and 811,804 shares of our common stock in exchange for 100% ownership of Link Billion. The cash consideration of RMB 40 million was due upon execution of the Equity Transfer Agreement. The Company shall issue all 811,804 shares of the Company’s common stock within 90 days after the date of the Equity Transfer Agreement.

Material Opportunities and Challenges

Regulations promulgated by governmental agencies in China relating to security and surveillance industry often create opportunities for us. Currently, there are a number of formal and planned regulatory drivers which the Company believes offer significant growth opportunities. These include the estimated $6 billion to $12 billion that the Chinese government expects to spend for security infrastructure in preparation for the 2008 Olympics, along with the planned investment by Shanghai for the 2010 Worlds Fair. In addition, several ordinances have been passed by the Chinese government which require security surveillance systems to be installed in: (1) 660 cities throughout China for street surveillance as part of the Safe City Project “Plan 3111”; (2) all entertainment locations starting from March 1, 2006; (3) all Justice Departments and Courts; and (4) all coal mines in China (currently estimated at 24,000) from the beginning of 2008.

We are actively pursuing near-term acquisition prospects and other strategic opportunities. In the past twelve months, we successfully acquired Cheng Feng and Hongtianzhi and the security and surveillance business of Jian Golden An Ke Technology Co. Ltd., Shenzhen Golden Guangdian Technology Co. Ltd., Shenyang Golden Digital Technology Co. Ltd., and Jiangxi Golden Digital Technology Co. Ltd. (referred to herein as the “Four-Related Companies”). In May 2007, we acquired HiEasy. We also expect to close the acquisitions of Changzhou Minking Electronics Inc. Ltd., Hangzhou Tsingvision Intelligence System Co. Ltd., and Shenzhen Wandaiheng Industry Ltd. in 2007 and establish an exclusive cooperation relationship with Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd. (“Chuang Guan”) in the second quarter of 2007 under which, among other things, Chuang Guan will subcontract or assign certain of its businesses to us to the extent permitted by applicable PRC laws and regulations.

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

Results Of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table summarizes the results of our operations during the three-month periods ended March 31, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2007 to the three-month period ended March 31, 2006.

All amounts, other than percentages, in millions of U.S. dollars

	3 Months Ended March 31,
Item	2007	2006	Increase (Decrease)	% Increase (% Decrease)
Revenue	$38.45	$14.59	$23.86	163.5%
Cost of Goods Sold	28.33	10.20	18.13	177.7%
Gross Profit	10.12	4.39	5.73	130.5%
Operating Expenses	3.66	0.51	3.15	617.6%
Other Income (expense)	(0.61)	0.24	(0.85)	(354.2)%
Provision for Taxes	1.32	0.62	0.70	112.9%
Net income	4.53	3.50	1.03	29.4%

Revenue. During the first quarter of 2007, we experienced solid growth in sales. Sales revenue increased from $14.6 million for the first quarter of 2006 to $38.5 million for the first quarter of 2007, representing a 163.5% increase. This included revenue generated from Cheng Feng of $2.3 million for the first quarter of 2007. The increase in revenue was mainly due to the following factors: First, demand for security and surveillance products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers. Second, the Chinese government initiated several programs and regulatory drivers during the past year, such as State Ordinance 458 and the “3111” program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2005 and 2006 allowed us to successfully take advantage of the growth in market demand in the first quarter of 2007. Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition in 2007 also contributed to the growth in sales revenue. Management expects growth to remain strong due to (i) continued growth in the security and surveillance market both within the corporate and government sectors, (ii) better capitalization of the Company to fuel its growth, (iii) continuing to enhance our branding and profiling in China, and (iv) acquisition strategy intended to boost our market share and competitiveness.

Revenue growth in the first quarter of 2006 was not as significant as that of the second and third quarters of 2006 because of the Chinese New Year holiday. The first quarter has traditionally been a slow quarter for us and the third quarter has traditionally been the strongest quarter in terms of sales. Management expects growth in the remainder of 2007 to remain strong.

During the first quarter of 2007, we signed 39 new contracts with a total contract value of approximately $33.6 million, of which we recognized $11.7 million in revenues. Of the 39 projects, 16 were finished as of March 31, 2007, and, accordingly, approximately $0.8 million of revenue related to warranty requirements was deferred to the second quarter of 2007. The remaining 23 projects had not been started as of March 31, 2007, and the value of these backlog projects was approximately $21.9 million. During the first quarter of 2007, the Company also completed implementation of 31 contracts signed in 2006 (representing all of the contracts that had been signed, but not yet implemented, during 2006), and recognized the revenue of $22.4 million deferred from 2006 related to those contracts. The following table shows the revenue recognized in the first quarter of 2007:

(In millions of U.S. dollars)

Revenue recognized from contracts signed before 2007	$22.4
Revenue recognized from contracts signed in the first quarter 2007	$11.7
Other revenue from first quarter 2007	$2.1
Revenue recognized from Cheng Feng	$2.3
Total revenue recognized in the first quarter 2007	$38.5
Revenue deferred	$0.8
Backlog of contracts signed in the first quarter of 2007	$21.9

Components of Revenue. The following table shows the different components comprising our total revenue over the three months ended March 31, 2007 and 2006.

 All amounts in millions of U.S. dollars

	Three months ended March 31,
	2007	2006

Security systems and installation	$34.03	$13.0
Sales of parts	4.42	1.5

	$38.45	$14.5

Income from installation projects contributed 88.5% of total revenue for the three months ended March 31, 2007, as compared to 89.7% for the same period last year. Management believes that revenues from the installation projects will continue to be the Company’s major revenue source in the next a few years. With the acquisitions of Cheng Feng and Hongtianzhi and other planned acquisitions, management believes that the percentage of revenue from the sale of products will increase in the future.

Cost of goods sold. Cost of goods sold for the first quarter of 2007 totaled $28.3 million, compared to $10.2 million of the same period in 2006, an increase of 177.7%. Components of costs of goods sold in the first quarters of 2007 and 2006 are as follows:

 All amounts in millions of U.S. dollars

	Three months ended March 31,
	2007	2006

Purchases (of raw material)	$28.0	$10.0
Percentage	98.8%	98.0%
Salary	$0.3	$0.2
Percentage	1.2%	2.0%
	100%	100%

Labor and security system purchase cost represented 1.2% and 98.8% of the total cost of goods sold for the first quarter of 2007, respectively, as compared to 2.0% and 98% for the same period in 2006.

Net margin. Net margin for the first three months of 2007 was 11.7%, as compared to 24.0% for the same period of 2006. The decrease of the net margin was mainly due to the combination of a decrease in sales price in the first quarter of 2007 and the increase in expenses related to the costs of being a public reporting company. The lower net margin of Cheng Feng’s business also contributed to the decrease of gross margin for the first quarter of 2007. Cheng Feng, as a separate business entity, reported a net income of approximately $0.1 million with a revenue of approximately $2.3 million. Cheng Feng’s net margin was approximately 4.3%. Cheng Feng generates almost all revenues from manufacturing security and surveillance equipments which generally has a lower margin than installation service revenue.

General and administrative expenses. General and administrative expenses for the first quarter of 2007 increased by 666.7% to $2.3 million from $0.3 million of the same period in 2006, primarily due to compensation expense of the restricted common stock issued to employees, the hiring of additional staff, and professional expenses related to the costs of being a public reporting company.

Total selling expenses. Total selling expenses for the first quarter of 2007 were $0.6 million, a 394.3% increase from $0.1 million for the same period in 2006. The increase was mainly due to the hiring of sales staff.

Income Taxes. In accordance with the relevant tax laws and regulations of the People’s Republic of China for the Shenzhen Special Economic Zone, our Chinese subsidiary Golden is subject to the Chinese enterprise income tax (“EIT”) rate of 15% for the fiscal years 2006, 2005, and 2004. Cheng Feng is subject to an EIT rate of 7.5% due to its software and high technology company status. We anticipate that our effective tax rate will change from the current 15% in the first quarter of 2007 because the companies we acquired and intend to acquire are located in different cities and may have different tax rates.

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

Income taxes paid increased $0.70 million to $1.32 million for the three months ended March 31, 2007 from $0.62 million for the same period of 2006. We paid more taxes during the first three months of 2007 mostly because of increased income before income taxes during that period.

Net income. Net income for the first quarter of 2007 was $4.5 million, representing a 29.5% increase from the same period in 2006. The increase was mainly due to the increase in sales. During the first three months of 2007, we reported sales revenue of $38.5 million, with a back-log of approximately $21.9 million. Gross margin for the first quarter of 2007 was 26.3%, a decrease from 30.1% for the same quarter of 2006. While the first quarter of 2006 was an exceptional quarter in terms of gross margin, the gross margin for the first quarter of 2007 was also within the range of the average gross margin recorded by the Company. The decrease in gross margin in the first quarter was mainly due to a decrease in sales prices. As noted above, we decreased our selling prices as a strategic move to increase our market penetration into new markets. In the first quarter of 2007, about half of the projects we signed were in the western part of China where economic development is not as advanced as the coastal cities. We reduced the prices to gain market penetration in these cities.

Income from operations per share. The basic income from operations per share for the first quarter of 2007 was $0.20, as compared to $0.18 for the same quarter of 2006. The diluted income from operations per share for the first quarter of 2007 was $0.19, as compared to $0.18 for the same period of 2006.

Liquidity and Capital Resources

General

As of March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $71.9 million and $31.0 million, respectively. The following table provides detailed information about our net cash flow for the three months ended March 31, 2007 and 2006.

Cash Flow
 All amounts in thousands of U.S. dollars

	Three months ended March 31,
	2007	2006

Net cash (used in) provided by operating activities	$(1,575)	$7,264
Net cash (used in) provided by investing activities	(20,899)	(1)
Net cash provided by (used in) financing activities	63,330	71

Net increase in cash and cash equivalents	$40,856	$7,334

Operating Activities:

Net cash used in operating activities was $1.58 million for the three months ended March 31, 2007, which is a decrease of $8.84 million from the $7.26 million of the net cash provided by operating activities for the same period in 2006. The decrease was mainly due to an increase in inventories, prepayment and deposits and trade receivables.

Investing Activities:

Our main uses of cash for investing activities during the first quarter of 2007 were deposits for the acquisition of subsidiaries and businesses and for property, plant and equipment.

Net cash used in investing activities in the three months ended March 31, 2007 was $20.90 million, which is an increase of $20.90 million from net cash used in investing activities of $0.001 million in the same period of 2006 due to increased acquisition of property, plant, equipment and businesses in 2007.

We have signed letters of intent to acquire Changzhou Minking Electronics Inc, Ltd. (“Minking”), Hangzhou Tsingvision Intelligence System Co., Ltd. (“Tsing”) and Shenzhen Wandaiheng Industry Ltd. (“Wandai”). Pursuant to the letters of intent, the cash consideration for these three intended acquisitions is expected to total $32.3 million with additional consideration to be paid in equity. The number of our shares to be included in the equity portion of the purchase price for the Minking and Tsing acquisitions will be subject to the achievement of certain net income performance targets over a two-year period. We expect to finance the cash portion of the purchase price with the net proceeds from our $60 million convertible notes financing that closed in February 2007. The Minking and Tsing acquisitions are expected to be accretive to earnings upon closing and are expected to provide support to the Company’s city-wide projects. Wandai owns an 80,000 square meter Industrial Park in Shenzhen. We expect that we will consolidate all existing and potentially acquired entities into a single location in Shenzhen in order to benefit from greater economies of scale. All three acquisitions are expected to close in the second quarter of 2007. Consummation of each acquisition is subject to customary closing conditions, including execution of definitive documentation and receipt of governmental approval.

Financing Activities:

Net cash provided by financing activities in the three months ended March 31, 2007 totaled $63.33 million as compared to $0.07 million provided by financing activities in the same period of 2006. The increase of cash provided by financing activities was mainly attributable to the issuance of common shares in connection with several financing transactions closed in the first quarter of 2007.

Loan Facilities

As of March 31, 2007, the amounts and maturity dates for our bank loans were as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	At March 31, 2007	Beginning Date	Ending Date	Duration
Shanghai PuDong Development Bank	-	August 2006	February 2007	6 months
China Construction Bank	-	September 2006	September 2016	10 years
Shanghai PuDong Development Bank	$3.88	February 2007	February 2008	1 year
Shanghai PuDong Development Bank	$1.29	February 2007	February 2008	1 year
Shanghai PuDong Development Bank	$0.78	November 2005	November 2007	2 years
Total	$5.95

As of December 31, 2006, our total long-term liabilities were approximately $2.22 million, consisting of a 10-year loan from China Construction Bank (“CCB”) for the purpose of purchasing new office premises in Shenzhen. We received the loan on September 27, 2006. We repaid this loan on March 27, 2007.

On August 16, 2006, we entered into a loan agreement with Shanghai PuDong Development Bank pursuant to which we borrowed RMB 10 million (approximately $1.28 million) with an annual interest rate of 5.94%. The loan was repaid on February 16, 2007.

On October 3, 2006, we signed a banking facility agreement with CCB under which CCB agreed to provide a new receivable-based facility to support our efforts in securing new contracts relating to the Safe City Project initiative, also known as “Plan 3111.” This facility will provide three possible financing options: (1) the government takes a loan from CCB to finance the project; (2) we sell the accounts receivable to CCB, 85% of the total account receivables value will be paid by CCB to the Company and the remaining 15% will be collected by CCB from the government; from the 15% collected from the government, CCB will retain certain finance charges and pay the remainder over to Company; or (3) we take a loan from CCB to finance the project As part of this agreement, we will make periodic deposits with CCB, which, depending upon the specific project, will provide a maximum factoring capacity of five to ten times the amount deposited. None of the facility has been drawn down as of the date of this Report.

In February 2007, we entered into two short-term loan agreements with Shanghai PuDong Development Bank pursuant to which we borrowed RMB10 million (approximately $1.29 million) at an annual interest rate of 6.15%, and RMB30 million (approximately $3.88 million) with an annual interest rate of 6.39%, respectively. The loans are due in February 2008.

On February 20, 2007, we completed a financing with Citadel pursuant to which we issued to Citadel $60 million aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “February Convertible Notes”). This financing replaced an existing bridge financing closed on February 8, 2007 in which we issued to Citadel $60 million aggregate principal amount of senior notes. The February Convertible Notes bear an annual interest rate of 1% and carry an initial conversion price of $18 per share. If the February Convertible Notes are not converted before their maturity, they will be redeemed by us on the maturity date at a redemption price equal to 100% of the principal amount of the February Convertible Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. The net proceeds of approximately $60 million are and will be used for working capital and our acquisition plan.

In April 2007, we completed another financing with Citadel pursuant to which we issued to Citadel $50 million aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “April Convertible Notes”). The April Convertible Notes bear an annual interest of 1% and carry an initial conversion price of $23.60 per share. If the April Convertible Notes are not converted before their maturity, they will be redeemed by us on the maturity date at a redemption price equal to 100% of the principal amount of the April Convertible Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. The net proceeds of approximately $50 million will be used for working capital and our acquisition plan.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2007:

All amounts in thousands of U.S. dollars

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$60,000	$-	$-	$60,000	$-
Operating Lease Obligations	497	239	216	42	-
Total	$60,497	$239	$216	$60,042	$-

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our condensed consolidated financial statements, which have been prepared using accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including basis of consolidation, intangible assets, goodwill, inventories, revenue recognition, foreign currency translation, use of estimates and income taxes. Except for the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), as described below, management believes there have been no material changes during the three months ended March 31, 2007 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2007.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. We did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and PRC jurisdictions. We were not subject to U.S. federal tax examinations for years before 2006. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. All of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations are not sensitive to fluctuations in interest rates.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our President and Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 21, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2007, we entered into a Notes Purchase Agreement with Citadel pursuant to which the Company issued and sold to Citadel $60 million Guaranteed Senior Unsecured Convertible Notes due 2012. The notes carry an initial conversion price of $18 per share. If the notes are not converted before its maturity, the notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. The offer and sale of the notes were made in an offshore transaction pursuant to Regulation S under the Securities Act.

In February 2007, we issued 1,361,748 shares of common stock in satisfaction of the equity portion of the purchase price of approximately $7.5 million in the acquisition of Cheng Feng. The offer and sale of the notes were made in an offshore transaction pursuant to Regulation S under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter ended March 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the quarter ended March 31, 2007.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1
Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 4, 2006).

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 4, 2006).

4.1
Notes Purchase Agreement, dated February 5, 2007, by and between the registrant and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2007).

4.2
Share Pledge Agreement, dated February 8, 2007, by and among Citadel Equity Fund Ltd., The Bank of New York, Guoshen Tu, Zhiqun Li and Whitehorse Technology Limited (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2007).

4.3	Form of the Notes (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2007).

4.4
Notes Purchase Agreement, dated February 16, 2007, by and among the registrant, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.5
Indenture, dated February 16, 2007, among the registrant, Safetech, CSST HK and The Bank of New York (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.6
Investor Rights Agreement, dated February 16, 2007, among the registrant, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng, Guoshen Tu, Zhiqun Li, Whitehorse Technology Limited and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.7
Supplemental Indenture, dated March 29, 2007, among the Company, Safetech, CSST-HK and The Bank of New York. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission April 2, 2007).

4.8
Amendment to the Investor Rights Agreement, dated March 29, 2007, among the Company, Safetech, CSST-HK, CSST-PRC, Golden, Cheng Feng, Mr. Tu, Ms. Li, Whitehorse and Citadel. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission April 2, 2007).

10.1
China Security & Surveillance Technology, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

10.2	Equity Purchase Agreement, dated April 2, 2007, by and among the registrant, China Safetech Holdings Limited, Chain Star Investments Limited and Zheng Huang.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: May 15, 2007

China Security & Surveillance Technology, Inc.

By:	/s/ Guoshen Tu
Guoshen Tu
Principle Executive Officer

By:	/s/ Terence Yap
Terence Yap
Principle Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1
Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 4, 2006).

3.2	By-laws of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 4, 2006).

4.1
Notes Purchase Agreement, dated February 5, 2007, by and between the registrant and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2007).

4.2
Share Pledge Agreement, dated February 8, 2007, by and among Citadel Equity Fund Ltd., The Bank of New York, Guoshen Tu, Zhiqun Li and Whitehorse Technology Limited (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2007).

4.3	Form of the Notes (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2007).

4.4
Notes Purchase Agreement, dated February 16, 2007, by and among the registrant, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.5
Indenture, dated February 16, 2007, among the registrant, Safetech, CSST HK and The Bank of New York (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.6
Investor Rights Agreement, dated February 16, 2007, among the registrant, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng, Guoshen Tu, Zhiqun Li, Whitehorse Technology Limited and Citadel Equity Fund Ltd. (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.7
Supplemental Indenture, dated March 29, 2007, among the Company, Safetech, CSST-HK and The Bank of New York. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission April 2, 2007).

4.8
Amendment to the Investor Rights Agreement, dated March 29, 2007, among the Company, Safetech, CSST-HK, CSST-PRC, Golden, Cheng Feng, Mr. Tu, Ms. Li, Whitehorse and Citadel. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission April 2, 2007).

10.1
China Security & Surveillance Technology, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007).

10.2	Equity Purchase Agreement, dated April 2, 2007, by and among the registrant, China Safetech Holdings Limited, Chain Star Investments Limited and Zheng Huang.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.