Form 10-Q
period 2007-06-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2007-08-13
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-25901

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0509431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	37,798,487

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)
	June 30,	December 31,
	2007	2006
	(Unaudited)
	USD	USD
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$91,784	$30,980
Accounts receivable, net	37,466	26,754
Related party receivables	559	440
Inventories, net	38,982	19,721
Prepayments & deposits	6,136	3,533
Advances to suppliers	4,950	2,889
Other receivables	3,595	1,697
Deferred tax assets - current portion	38	41
Total current assets	183,510	86,055

Deposits for acquisition of subsidiaries and properties	20,023	-
Property, plant and equipment, net	15,821	8,339
Land use rights, net	2,507	1,152
Intangible assets	28,996	9,997
Investment, at cost	13	12
Goodwill	43,512	8,426
Deferred financing cost	167	-
Deferred tax assets - non-current portion	473	462
TOTAL ASSETS	$295,022	$114,443

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)
	June 30,	December 31,
	2007	2006
	(Unaudited)
	USD	USD
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - short term	$10,189	$2,272
Accounts payable	12,727	4,000
Accrued expenses	3,459	749
Advances from customers	2,223	5,432
Taxes payable	2,838	1,660
Payable for acquisition of business	18,468	7,500
Deferred income	826	831
Due to a director	-	76
Total current liabilities	50,730	22,520

LONG-TERM LIABILITIES
Notes payable - long term	906	2,010
Convertible notes payable	114,975	-
Total liabilities	166,611	24,530

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	144	94

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized 37,771,488 (June 30, 2007) and 31,824,938 (December 31, 2006) shares issued and outstanding	4	3
Additional paid-in capital	72,407	45,320
Retained earnings	50,281	41,483
Statutory reserves	804	804
Accumulated other comprehensive income	4,771	2,209
Total shareholders' equity	128,267	89,819
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$295,022	$114,443

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD

Revenues	$90,576	$22,609	$52,125	$8,015

Cost of goods sold	65,565	15,175	37,232	4,978

Gross profit	25,011	7,434	14,893	3,037

Selling and marketing	1,458	293	855	171

General and administrative	5,559	673	3,308	378
(including non-cash employee compensation for the six months ended and three months ended June 30, 2007 and 2006 of $1,066, $801, $0 and $0, respectively)

Depreciation and amortization	1,890	189	1,084	87

Income from operations	16,104	6,279	9,646	2,401

Rental income received from related party	256	246	129	123

Interest income	225	-	143	-

Interest expense	(5,424)	-	(4,105)	-

Other income, net	718	454	226	334

Income before income taxes and minority interest	11,879	6,979	6,039	2,858

Minority interest in income of consolidated subsidiaries	2	-	(7)	-

Income taxes	(3,083)	(943)	(1,767)	(322)

Net income	8,798	6,036	4,265	2,536

Foreign currency translation gain	2,562	217	1,767	597

Comprehensive income	$11,360	$6,253	$6,032	$3,133

Net income per share
Basic	$0.26	$0.26	$0.12	$0.10
Diluted	$0.24	$0.26	$0.11	$0.10

Weighted average number of shares outstanding

Basic	34,429,780	23,046,766	35,770,742	24,436,755
Diluted	36,492,123	23,139,542	38,831,023	24,621,287

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Common Stock		Additional		Accumulated Other	Statutory Surplus
	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Reserve Fund	Total
		USD	USD	USD	USD	USD	USD
BALANCE AT JANUARY 1, 2007	31,824,938	$3	$45,320	$41,483	$2,209	$804	$89,819
Warrants exercised (cashless) per Securities Purchase Agreement	237,735	-	-	-	-	-	-
Warrants exercised for cash per Securities Purchase Agreement	126,285	-	606	-	-	-	606
Warrants exercised for cash per Investor Relation Service Agreement	356,571	-	1,712	-	-	-	1,712
Common stock issued under Equity Incentive Plan	1,063,500	-	1,066	-	-	-	1,066
Common stock issued for acquisition of Cheng Feng	1,361,748	-	7,500	-	-	-	7,500
Common stock issued for acquisition of Hongtianzhi	2,800,711	1	16,203				16,204
Foreign currency translation	-	-	-	-	2,562	-	2,562

Net income for the period	-	-	-	8,798	-	-	8,798

BALANCE AT JUNE 30, 2007	37,771,488	$4	$72,407	$50,281	$4,771	$804	$128,267

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,798	$6,036
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	1,890	189
Amortization of consultancy services	60	48
Amortization of deferred financing cost	9	-
Non-cash employee compensation	1,066	-
Redemption accretion on convertible notes	4,975	-
Deferred taxes	8	(643)
Minority interest	(2)	-

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,217)	(3,556)
Related party receivables	(109)	2,891
Inventories	(7,602)	(3,526)
Prepayments & deposits	(2,549)	-
Advances to suppliers	(1,176)	(3,663)
Other receivables	(658)	(1,736)
Deferred expenses	-	(12,150)

(Decrease) increase in:
Accounts payable and accrued expenses	(838)	(720)
Advances from customers	(4,310)	-
Tax payable	856	(210)
Deferred income	16	16,959
Net cash (used in) operating activities	(3,783)	(81)

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
	USD	USD
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,528)	(1)
Additions to intangible assets	(15)	-
Additions to land use rights	(565)	-
Deposits paid for acquisition of subsidiaries	(14,657)	-
Deposits paid for acquisition of properties	(5,366)	-
Net cash outflow for acquisition of subsidiaries (net of cash acquired from subsidiaries)	(30,275)	-
Net cash used in investing activities	(52,406)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to a director	(74)	1
Issuance of common stock, net of issuing expenses	2,318	7,359
New borrowings, net of issuing cost	116,291	-
Repayment of borrowings	(2,055)	-
Net cash provided by financing activities	116,480	7,360

EFFECT OF EXCHANGE RATE CHANGES ON CASH	513	63

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,804	7,341

Cash and cash equivalents, beginning of period	30,980	2,277
CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,784	$9,618

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$210	$-
Income taxes paid	$2,696	$940

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

1,361,748 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $7,500 in the acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd., (“Cheng Feng”), were issued in the first quarter of 2007.

2,800,711 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $16,162 in the acquisition of Shenzhen Hongtianzhi Electronics Co., Ltd., (“Hongtianzhi”), were issued in the second quarter of 2007. (Note 3)

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.
BASIS OF PRESENTATION

The accompanying financial statements, as of June 30, 2007 and for the six months and three months ended June 30, 2007 and 2006, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the “Company”) without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 21, 2007, as amended on March 23, 2007. Amounts as of December 31, 2006 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2007, results of operations for the six months and three months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006, have been made. The results of operations for the six months and three months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

2.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a) Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivables due from one individual customer exceeds 10% of total accounts receivable at June 30, 2007 and December 31, 2006.

(b) Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three and six months ended June 30, 2007 and 2006.

During the six months and three months ended June 30, 2007 and 2006, approximately 81%, 72%, 99% and 98%, of total inventory purchases were from five suppliers, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Accounting for Computer Software To Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “ Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed .” Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

As of June 30, 2007 and December 31, 2006, unamortized computer software costs were $665 and $267, respectively. During the six months and three months ended June 30, 2007 and 2006, $63, $32, $0 and $0 amortization expense was charged to income, respectively.

(d) Revenue Recognition

The Company derives the bulk of its revenue from the supply and installation of security and surveillance equipment and the two deliverables do not meet the separation criteria under Emerging Issues Task Force (“EITF”) issue 00-21. The installation is not considered to be essential to the functionality of the equipment having regard to the following criteria as set out in Staff Accounting Bulletin (“SAB”) 104:

(i) The security and surveillance equipment is a standard product with minor modifications according to customers’ specifications;

(ii) Installation does not significantly alter the security and surveillance equipment’s capabilities; and

(iii) Other companies which possess the relevant licenses are available to perform the installation services.

In early 2006, the Company began performing much larger security installation contracts than it had been performing previously. As a marketing approach, the Company prepared standard contracts with its new larger customers, whereby 90% of the contract amount was due when installation was complete and payment of the remaining 10% was deferred for one year. Because of the newness of the larger contracts and the inability to immediately determine the amount of warranty work that would be required, the Company initially deferred recognizing the 10% of the contract amount as revenue and amortized this amount to income over the one year period. During the second and third quarters of 2006, the Company carefully monitored the warranty work requested by its customers, and determined that very little warranty work had been required to be performed.

The Company reduced its estimate of future warranty requirements to approximately 1% of contract installation revenue since the fourth quarter of 2006.

Revenue from the outright sale of security and surveillance equipment is recognized when delivery occurs and risk of ownership passes to the customers.

(e) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the six and three months ended June 30, 2007 and 2006 were $108, $87, $0 and $0, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the six and three months ended June 30, 2007 and 2006, the Company incurred approximately $203, $103, $20 and $3, respectively.

(g) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses (included in general and administrative expenses) for the six and three months ended June 30, 2007 and 2006 were $127, $73, $10 and $1, respectively.

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

The Company files income tax returns with the relevant government authorities in the U.S. and PRC. The Company was not subject to U.S. federal tax examinations for years before 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six month periods ended June 30, 2007. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

On March 16, 2007, the National People’s Congress of the People’s Republic of China (“PRC”) adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008.  According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on financial position and operating results.

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

(j) Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  Basic EPS excludes dilution.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

The calculation of diluted earnings per share for the three and six months ended June 30, 2007 has been calculated using the treasury stock method based on the weighted average number of dilutive securities outstanding during 2007. As of June 30, 2007, warrants were outstanding to acquire 610,015 shares of common stock.

The Company is to issue 1,780,415 shares of common stock in connection with business acquisitions (note 3). The impact of these shares has been included in dilutive weighted average number of shares from the date of the closing of the acquisitions.

3.	BUSINESS ACQUISITIONS

On April 2, 2007, the Company entered into an Equity Transfer Agreement relating to the acquisition of 100% of the equity of Chain Star Investments Limited, the holding company of Hongtianzhi. The acquisition was financed with proceeds from the Company’s February Notes (as defined in note 13). The results of operations of Hongtianzhi are included in our consolidated financial statements beginning on April 2, 2007.

The Company agreed to pay total consideration equaling RMB250,000 (approximately $32,324) in exchange for the 100% ownership of Chain Star Investment Limited, consisting of RMB125,000 (approximately $16,162) in cash and shares of the Company’s common stock valued at RMB125,000. RMB 12,500 (approximately $1,579) of the purchase price was paid as a deposit in October 2006. The balance of the cash portion of the purchase price, RMB 112,500 (approximately $14,583), was paid in April 2007. The number of shares issuable in satisfaction of the equity portion of the purchase price was 2,800,711 shares, which were issued in May and June 2007. Chain Star Investment Limited is a holding company with no assets other than 100% of the equity interests of Hongtianzhi.

The operational control of Hongtianzhi passed to the Company effective April 2, 2007. Government approval to consummate the acquisition was subsequently received. The results of Hongtianzhi's operations from April 2, 2007 through June 30, 2007 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

On May 11, 2007, the Company entered into an Equity Transfer Agreement relating to the acquisition of 100% of the equity of Link Billion Limited which is the holding company of HiEasy Electronic Technology Development Co., Ltd. (“HiEasy”). The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as defined in note 13). The results of operations of HiEasy are included in our consolidated financial statements beginning on May 11, 2007.

The Company agreed to pay total consideration equaling RMB80,000 (approximately $10,382) in exchange for the 100% ownership of Link Billion Limited, consisting of RMB40,000 (approximately $5,191) in cash and shares of the Company’s common stock valued at RMB40,000. RMB32,290 (approximately $4,200) of the purchase price was paid before the execution of the Equity Transfer Agreement. The balance of the cash portion of the purchase price, RMB7,710 (approximately $991), was paid in June 2007. The number of shares issuable in satisfaction of the equity portion of the purchase price was 811,804 shares, which will be issued in the third quarter of 2007. Link Billion Limited is a holding company with no assets other than 100% of the equity interests of HiEasy.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.	BUSINESS ACQUISITIONS (CONTINUED)

The operational control of HiEasy passed to the Company effective May 11, 2007. Government approval to consummate the acquisition was subsequently received. The results of HiEasy’s operations from May 11, 2007 through June 30, 2007 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

On June 4, 2007, the Company entered into an Equity Transfer Agreement relating to the acquisition of 100% of the equity of Allied Rich Limited which is the holding company of Changzhou Minking Electronics Co., Ltd. (“Minking”). The acquisition was financed with proceeds from the Company’s February Notes and April Notes. (as defined in note 13) The results of operations of Minking are included in our consolidated financial statements beginning on June 4, 2007.

The Company agreed to pay RMB200,000 (approximately $26,136) in exchange for 100% ownership of Allied Rich Limited, consisting of RMB100,000 (approximately $13,068) in cash and shares of the Company’s common stock valued at RMB100,000. RMB30,833 (approximately $3,953) of the purchase price was paid as a deposit in March 2007. The balance of the cash portion of the purchase price, RMB69,167 (approximately $9,115), was paid in June 2007. The number of shares issuable in satisfaction of the equity portion of the purchase price was 968,611 shares, which will be issued in the third quarter of 2007. Allied Rich Limited is a holding company with no assets other than 100% of the equity interests of Minking.

The operational control of Minking passed to the Company effective June 4, 2007. Government approval to consummate the acquisition was subsequently received. The results of Minking’s operations from June 4, 2007 through June 30, 2007 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

The following represents the purchase price allocation at the dates of the acquisition of Hongtianzhi, HiEasy and Minking based on a preliminary valuation report that is subject to finalization which was prepared by a third party appraisal firm:

	Hongtianzhi	HiEasy	Minking	Total
Cash and cash equivalents	$924	$291	$2,680	$3,895
Other current assets	8,998	2,631	7,414	19,043
Property, plant and equipment	3,869	200	2,084	6,153
Other assets	420	-	364	784
Goodwill	20,092	3,153	11,839	35,084
Intangible assets	6,051	5,587	8,560	20,198
Current liabilities	(5,931)	(1,480)	(6,805)	(14,216)
Long-term liabilities	(2,043)	-	-	(2,043)
Minority interest in consolidated subsidiaries	(56)	-	-	(56)
Total purchase price	$32,324	$10,382	$26,136	$68,842

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.	BUSINESS ACQUISITIONS (CONTINUED)

The following table shows supplemental information of the results of operations on a pro forma basis for the six months ended and three months ended June 30, 2007 and 2006 as if the acquisition of Hongtianzhi, HiEasy and Minking had been completed at the beginning of 2007 and 2006:

For the six months ended June 30, 2007 (Unaudited)

	Historical
	CSST	Hongtianzhi, HiEasy and Minking	Pro Forma Adjustments	Pro Forma

Revenues	$90,576	$9,899		$100,475

Income From Operations	$16,104	$1,240	$(694)	$16,650

Net Income	$8,798	$794	$(694)	$8,898

Net Income Per Share
Basic	$0.26			$0.23
Diluted	$0.24			$0.22

For the six months ended June 30, 2006 (Unaudited)

	Historical
	CSST	Hongtianzhi, HiEasy and Minking	Pro Forma Adjustments	Pro Forma

Revenues	$22,609	$10,253		$32,862

Income From Operations	$6,279	$1,347	$(1,000)	$6,626

Net Income	$6,036	$1,058	$(1,000)	$6,094

Net Income Per Share
Basic	$0.26			$0.22
Diluted	$0.26			$0.22

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.	BUSINESS ACQUISITIONS (CONTINUED)

For the three months ended June 30, 2007 (Unaudited)

	Historical
	CSST	Hongtianzhi, HiEasy and Minking	Pro Forma Adjustments	Pro Forma

Revenues	$52,125	$3,194		$55,319

Income From Operations	$9,646	$334	$(195)	$9,785

Net Income	$4,265	$176	$(195)	$4,246

Net Income Per Share
Basic	$0.12			$0.11
Diluted	$0.11			$0.10

For the three months ended June 30, 2006 (Unaudited)

	Historical
	CSST	Hongtianzhi, HiEasy and Minking	Pro Forma Adjustments	Pro Forma

Revenues	$8,015	$5,911		$13,926

Income From Operations	$2,401	$915	$(499)	$2,817

Net Income	$2,536	$704	$(499)	$2,741

Net Income Per Share
Basic	$0.10			$0.09
Diluted	$0.10			$0.09

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisitions of Hongtianzhi, HiEasy and Minking.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4.	ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

Accounts receivable	$37,721	$26,877
Less: allowance for doubtful accounts	(255)	(123)
Accounts receivable, net	$37,466	$26,754

5.	RELATED PARTY RECEIVABLES

The Company had receivables from several companies whose directors and shareholders are common with the Company. All receivables arise from advances made prior to the date of the reverse merger on September 22, 2005 and from the rental of real estate properties. The receivables are classified as related party receivables on the balance sheets. The balances as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

Related party receivables	$559	$440
Less: allowance for doubtful accounts	-	-
Related party receivables, net	$559	$440

The Company has leased offices to three related parties since January 1, 2004. The leases expire on December 31, 2007. The rental income was $256, $127, $246 and $123 for the six and three months ended June 30, 2007 and 2006, respectively.

6.	INVENTORIES

Inventories consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Raw materials	$10,088	$2,261
Work in progress	1,670	-
Finished goods	9,397	642
Installations in process	18,344	17,091
Total	39,499	19,994
Less: allowance for obsolete inventories	(517)	(273)
Inventories, net	$38,982	$19,721

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

7.	PREPAYMENTS & DEPOSITS

Prepayments and deposits consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Current portion	$6,136	$3,533
Non current portion - Deposits paid for acquisition of properties	5,366	-
- Deposits paid for acquisition of subsidiaries	14,657	-
	$20,023	$-

The deposits paid for acquisition of subsidiaries and properties are refundable. There are no commitments to acquire the subsidiaries and properties.

8.	ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $4,950 and $2,889 as of June 30, 2007 and December 31, 2006, respectively.

9.	PROPERTY, PLANT AND EQUIPMENT

At June 30, 2007 and December 31, 2006, property, plant and equipment, at cost, consist of

	June 30, 2007	December 31, 2006
Buildings	$12,577	$7,450
Leasehold improvements	1,004	888
Plant and equipment	2,002	267
Electronic equipment	1,616	669
Motor vehicles	1,947	938
	19,146	10,212
Less: accumulated depreciation	(3,325)	(1,873)
Property, plant and equipment, net	$15,821	$8,339

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.	LAND USE RIGHTS

Land use rights consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Cost of land use rights	$2,861	$1,445
Less: Accumulated amortization	(354)	(293)
Land use rights, net	$2,507	$1,152

Amortization expense for the six and three months ended June 30, 2007 and 2006 was $20, $12, $14 and $7, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007 (for the remaining 6 months)	$29
2008	57
2009	57
2010	57
2011	57
2012	57
Thereafter	2,193
Total	$2,507

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.	INTANGIBLE ASSETS

	June 30, 2007	December 31, 2006
Acquired trademarks from Hongtianzhi, HiEasy and Minking (life of 11 to 25 years)	$11,638	$-
Acquired customer base from the Four-Related Companies, Hongtianzhi, HiEasy and Minking (life of 5 to 10 years)	6,993	5,840
Acquired patents from Minking (life of 10 years)	4,555	-
Acquired technical know-how from HiEasy (life of 9 years)	2,372	-
Acquired non-compete agreements from the Four-Related Companies, and HiEasy (life of 5 to 9 years)	1,334	953
Acquired surveillance software from HiEasy (life of 5 years)	260	-
Acquired contracts in progress from the Four-Related Companies and Hongtianzhi (life of 2 to 9 months)	414	177
Acquired surveillance software and patents from Cheng Feng (life of 5 years)	3,593	3,159
Acquired surveillance recording system from Yuan Da (life of 5 years)	519	511
Less: accumulated amortization	(2,682)	(643)
Intangible assets, net	$28,996	$9,997

The Company acquired Hongtianzhi, HiEasy and Minking during the second quarter of 2007. The valuations and allocation of the intangible assets were determined by a third party appraisal firm.

The Company acquired Cheng Feng and the security and surveillance businesses of Jian Golden An Ke Technology Co., Ltd., Shenzhen Golden Guangdian Technology Co., Ltd., Shenyang Golden Digital Technology Co., Ltd., and Jiangxi Golden Digital Technology Co., Ltd. (collectively referred to herein as the “the Four-Related Companies”) in 2006. The valuations and allocation of the intangible assets were determined by a third party appraisal firm.

The Company's intangible assets from Shenzhen Yuan Da Wei Shi Technology Limited (“Yuan Da”) represent the value determined by an independent accounting firm for the intellectual property pertaining to a surveillance recording system developed by Yuan Da which was acquired by the Company on December 31, 2005.

The amortization expense for the six and three months ended June 30, 2007 and 2006 was $1,465, $844, $51 and $26, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2007 (for the remaining 6 months)	$2,080
2008	4,215
2009	4,765
2010	3,465
2011	2,426
2012	1,857
Thereafter	10,188
Total	$28,996

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12.	NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Bank loans	$11,095	$4,282
Less: current portion	(10,189)	(2,272)
Long-term portion	$906	$2,010

At June 30, 2007, notes payable are due as follows:	Long-term notes	Short-term notes	Total
2007 (for the remaining six months)	$236	$1,838	$2,074
2008	472	7,878	8,350
2009	671	-	671
Total	$1,379	$9,716	$11,095

On May 28, 2007, the Company entered into a loan agreement with a Chinese bank. The Company borrowed RMB20,000 (approximately $2,626) with an annual interest rate of 5.913%. The loan is due in May 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The loan is guaranteed by the directors and the CEO of the Company and by a subsidiary of the Company.

On February 16, 2007, the Company entered into a loan agreement with a Chinese bank. The Company borrowed RMB 10,000 (approximately $1,313) with an annual interest rate of 6.39%. The loan is due in February 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the directors and the CEO of the Company and by Shenzhen Chuang Guan Intelligent Network Technology Co., Ltd.

On February 2, 2007, the Company entered into a loan agreement with a Chinese bank. The Company borrowed RMB 30,000 (approximately $3,939) with an annual interest rate of 6.12%. The loan is due in February 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the directors and the CEO of the Company and by Shenzhen Chuang Guan Intelligent Network Technology Co., Ltd.

On November 27, 2006, the Company entered into a loan agreement with a Chinese bank. The Company borrowed RMB 8,000 (approximately $1,050) with an annual interest rate of 6.732%. The loan is due in November 2007, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the construction of the Company’s factory. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for other purposes. The land use rights are pledged as collateral for the bank loan.

The long term note payable is from another Chinese bank. As of June 30, 2007, total long term liabilities were RMB10,500 (approximately $1,379), consisting of a 3-year loan payable to a Chinese Bank. This loan was borrowed on January 17, 2006 and matures on March 3, 2009, with an annual interest rate of 6.435%. The loan agreement requires the Company to use the loan proceeds only for the construction of the Company’s factory. The loan is collateralized by the personal assets of the CEO of one of the Company’s subsidiaries.

 CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12.	NOTES PAYABLE (CONTINUED)

On August 16, 2006, the Company entered into a loan agreement with a Chinese bank, guaranteed by the CEO of the Company. The Company borrowed RMB 10,000 (approximately $1,313) with an annual interest rate of 5.94% payable at the end of each month. The loan was repaid in February 2007.

On November 1, 2005, a subsidiary of the Company entered into a loan agreement with a Chinese bank in the amount of RMB 6,000 (approximately $788) with an annual interest rate of 5.76%. The loan is due on November 7, 2007, and the interest is payable at the end of each quarter. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations.

The loan is guaranteed by two third-party companies. According to the guaranty and security agreement, the loan is also collateralized by the office building owned by such subsidiary and the personal assets of the subsidiary’s CEO. The Company is required to pay the guarantors an annual guaranty fee equal to 2.5% of the loan principal amount and an annual management and security fee equal to 3% of the loan principal amount. The Company prepaid these fees in November 2005 and amortizes the fees throughout the loan term. The Company is also required to pay the guarantors a loan default fee equal to 20% of the loan principal amount plus interest at 10.7% if the loan is in default.

13.	CONVERTIBLE NOTES PAYABLE

On February 20, 2007, pursuant to a Notes Purchase Agreement and indenture with Citadel Equity Fund Ltd. (“Citadel”), the Company issued to Citadel $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “February Notes”). The terms of the February Notes indenture was subsequently amended on each of March 29, 2007 and April 24, 2007. The February Notes financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company had issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear an annual interest of 1%. All the net proceeds from the sales of the February Notes are and will be used for the Company’s working capital and acquisition plan.

Under the February Notes indenture, the February Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $18 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the February Notes are not converted before maturity, the February Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the February Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day variable weighted average price (“VWAP”) during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $30.0 per share of common stock, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis (the “February Notes 2010 Mandatory Conversion”). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $35.0 per share of common stock (the “February Notes 2011 Mandatory Conversion Trigger”) and the February Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the February Notes to convert all of the then-outstanding principal amount of the February Notes at the then applicable conversion price. If the February Notes 2011 Mandatory Conversion Trigger occurs and the February Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis.

On April 24, 2007, pursuant to another Notes Purchase Agreement with Citadel, the Company issued to Citadel $50,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “April Notes”). The April Notes bear an annual interest of 1%. All the net proceeds from the sales of the April Notes are and will be used for the Company’s working capital and acquisition plan.

 CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13.	CONVERTIBLE NOTES PAYABLE - CONTINUED

Under the April Notes indenture, the April Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $23.60 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the April Notes are not converted before maturity, the April Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the April Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day VWAP during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $40.0 per share of common stock, the Company shall, within one trading day, force holders of the April Notes to convert 50% of the then-outstanding principal amount of the April Notes at the then applicable conversion rate on a pro rata basis (the “April Notes 2010 Mandatory Conversion”). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $45.00 per share of common stock (the “April Notes 2011 Mandatory Conversion Trigger”) and the April Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the April Notes to convert all of the then-outstanding principal amount of the April Notes at the then applicable conversion price. If the April Notes 2011 Mandatory Conversion Trigger occurs and the April Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the April Notes to convert 50% of the then-outstanding principal amount of the April Notes at the then applicable conversion rate on a pro rata basis.

As of June 30, 2007, the Company has accreted $4,975 of the additional redemption amount related to the February Notes and April Notes, which amount is included in interest expense.

The February Notes and April Notes indentures, the notes purchase agreements and certain investor rights agreements between the Company and Citadel entered into in connection with the February Notes and April Notes financings contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the February Notes and the April Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock.  As of June 30, 2007, the Company has complied with all the required covenants.

Approximately $176 of legal fees and other costs directly associated with the issuance of the February Notes and April Notes is recorded as deferred financing costs in the balance sheet at June 30, 2007. The Company has amortized these financing costs over the life of the February Notes and April Notes. As of June 30, 2007, approximately $9 was amortized to interest expenses.

14.	DEFERRED INCOME

Deferred income balances as of June 30, 2007 and December 31, 2006 were $826 and $831, respectively, and represented amounts invoiced but deferred as revenues as an estimated warranty reserve.

15.	DUE TO A DIRECTOR

The Company had received advances from a director that were repaid during the six months ended June 30, 2007. The advances were non-interest bearing and were repayable upon demand. The balances due to the director were $0 and $76, at June 30, 2007 and December 31, 2006, respectively.

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

Such Securities Purchase Agreement was amended on each of July 30, 2006 and July 31, 2006 (as amended, the “Securities Purchase Agreement”). Closing thereunder occurred July 31, 2006. The purchase price of each unit was $3.50 and the exercise price for each whole warrant was set at $4.80. The warrants have a term of five years and include a cashless exercise feature which does not apply when there is an effective registration statement covering the shares underlying the warrants. In addition, the Company had granted a put right to all of the investors which would have allowed the investors to require the Company to repurchase all, but not less than all, of the securities issued pursuant to the Securities Purchase Agreement if the Company had failed to obtain the necessary governmental approvals to consummate the acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd. (“Cheng Feng”) on or before December 31, 2006. As such governmental approvals were obtained before December 31, 2006, the put right has terminated.

Pursuant to the Securities Purchase Agreement, the Company sold 4,634,592 units to certain accredited investors at $3.50 per unit for gross proceeds of $16,200.

Net proceeds to the Company from the sale of all of the units pursuant to the Securities Purchase Agreement were approximately $14,900. 482,856 and 128,571 warrants were exercised at $4.80 per share during the six months and three months ended June 30, 2007, respectively.

In conjunction with execution of the Securities Purchase Agreement, the Company also executed a Registration Rights Agreement under which it is obligated to file registration statements on Form S-4 and Form S-1, or other available form, to register the shares and the shares underlying the warrants for resale, within 45 days and 55 days after the closing date, respectively. The Company was obligated to use its best efforts to cause the registration statement to be declared effective within 150 days of the closing date, and was liable for payment of penalties to the purchasers in the event the registration statement has not declared effective within the 150-day period. The Company filed the registration statements on Form S-4 and Form S-1 on October 3, 2006 and October 23, 2006 which were declared effective on November 13, 2006 and November 15, 2006, respectively.

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commission for their services in connection with the private placement. 324,421 and 97,326 of such warrants were exercised using the cashless exercise feature during the six months ended and three months ended June 30, 2007.

A summary of the status of the Company’s warrants issued in 2006 as described above, and the changes during the six months ended June 30, 2007 and 2006, is presented below:

	2007		2006
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Prices	Shares	Prices
Outstanding at January 1	1,417,292	$4.40	100,000	$1.85
Granted	-	-	416,667	3.22
Exercised	(807,277)	(4.50)	-	-
Outstanding at June 30	610,015	4.23	516,667	2.95
Warrants exercisable at June 30	610,015	$4.23	516,667	$2.95

 CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16.	ISSUANCE OF COMMON STOCK AND WARRANTS - (CONTINUED)

A summary of the status of the Company’s warrants issued in 2006 as described above, and the changes during the three months ended June 30, 2007 and 2006, is presented below:

	2007		2006
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Prices	Shares	Prices
Outstanding at April 1	835,912	$4.28	100,000	$1.85
Granted	-	-	416,667	3.22
Exercised	(225,897)	(4.34)	-	-
Outstanding at June 30	610,015	4.23	516,667	2.95
Warrants exercisable at June 30	610,015	$4.23	516,667	$2.95

17.	EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. On February 27, 2007, the Company granted an aggregate of 1,052,100 shares of restricted stock. On April 16, 2007, the Company granted an aggregate of 10,600 shares of restricted stock. On May 8, 2007, the Company granted an aggregate of 12,800 shares of restricted stock and retired 28,900 shares of restricted stock. On May 9, 2007, the Company granted an aggregate of 16,900 shares of restricted stock. The shares issued vest over a four-year period, and at issue resulted in total deferred compensation of $12,874. The fair values of these restricted stock awards are equal to the fair value of the Company’s stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the six and three months ended June 30, 2007, the Company has recognized $1,066 and $801 of compensation expense under the plan, respectively. As of June 30, 2007, there was $11,808 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four-year period.

The following table summarizes the status of the Company's nonvested restricted stock awards during the six months ended June 30, 2007:

	Nonvested Restricted Stock and Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Values
Outstanding at January 1, 2007	-	$-
Granted	1,092,400	14.24
Vested	(87,621)	14.22
Retired	(28,900)	(14.20)
Outstanding at June 30, 2007	975,879	$14.24

  CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17.	EQUITY INCENTIVE PLAN - (CONTINUED)

The following table summarizes the status of the Company’s nonvested restricted stock awards during the three months ended June 30, 2007:

	Nonvested Restricted Stock and Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Values
Outstanding at April 1, 2007	1,030,181	$14.20
Granted	40,300	15.29
Vested	(65,702)	14.23
Retired	(28,900)	(14.20)
Outstanding at June 30, 2007	975,879	$14.24

18.	SUBSEQUENT EVENTS

Acquisition of Hangzhou Tsingvision Intelligence System Co., Ltd.

On July 2, 2007, the Company entered into an Equity Transfer Agreement relating to the acquisition of 100% of the equity of Ocean Pacific Technology Limited which is the holding company of Hangzhou Tsingvision Intelligence System Co., Ltd. (“Tsingvision”). Ocean Pacific Technology Limited is a holding company, the only assets of which are 100% of the equity of Tsingvision. The results of operations of Tsingvision will be included in the Company’s consolidated financial statements beginning on July 2, 2007.

The Company agreed to pay RMB99,346 (approximately $13,039) in exchange for 100% ownership of Tsingvision, consisting of RMB 50,000 (approximately $6,565) in cash and shares of the Company’s common stock valued at RMB49,346. All cash consideration of RMB50,000 (approximately $6,565) was paid in the second quarter of 2007. The number of shares issuable in satisfaction of the equity portion of the purchase price is 459,000, which will be issued in the third quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, our future operating results, our expectations regarding the market for security and surveillance products, our expectations regarding the continued growth of the security and surveillance market, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause our actual results to differ materially from those anticipated, expressed or implied in the forward-looking statements. These risks and uncertainties include, but not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities Exchange Commission (the “SEC”). The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references in this Form 10-Q to “CSST,” “we,” “us,” “our,” or the “Company” are to China Security & Surveillance Technology, Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “Safetech” are to China Safetech Holdings Limited, a British Virgin Islands corporation; (ii) “Golden” are to Golden Group Corporation (Shenzhen) Limited, a corporation incorporated in the People’s Republic of China; (v) “Cheng Feng” are to Shanghai Cheng Feng Digital Technology Co. Ltd., a corporation incorporated in the People’s Republic of China; (vi) “Hongtianzhi” are to Shenzhen Hongtianzhi Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China; (vii) “Minking” are to Changzhou Minking Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China; (viii) “HiEasy” are to HiEasy Electronic Technology Development Co., Ltd., a corporation incorporated in the People’s Republic of China; (ix) “BVI” are to the British Virgin Islands; (x) “PRC” and “China” are to the People’s Republic of China; (xi) “U.S. dollar,” “$” and “US$” are to United States dollars; (xii) “RMB” are to Yuan Renminbi of China; (xiii) “Securities Act” are to the Securities Act of 1933, as amended; and (xiv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview of Our Business

China Security & Surveillance Technology, Inc. is a Delaware holding company whose China-based operating subsidiaries are primarily engaged in manufacturing, distributing, installing and servicing security and surveillance products and systems and developing security and surveillance related software in China. In July 2006, we acquired 100% of the equity of Cheng Feng. On April 2, 2007, we acquired 100% of the equity of Chain Star Investment, a Hong Kong corporation and the holding company of Hongtianzhi, a manufacturer of digital camera. On May 11, 2007, we acquired 100% of the equity of Link Billion Limited, a Hong Kong corporation and the holding company of HiEasy, a software developer. On June 4, 2007, we acquired 100% of the equity of Allied Rich Limited, a Hong Kong corporation and the holding company of Minking, a manufacturer of high speed dome cameras.

Our customers mainly comprise (i) governmental entities (including customs agencies, courts, public security bureaus and prisons), (ii) non-profit organizations (including schools, museums, sports arenas and libraries) and (iii) commercial entities (including airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues). These account for approximately 40%, 1%, and 59% of our revenues, respectively.

A majority of our revenue is derived from the provision of security and surveillance packaged solutions which include the products, installation and after sale service maintenance to our customers. Because majority of our revenues are derived from the installation, they are generally non-recurring. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solutions are included for the first year from the date of completion. Our customers have an option to sign up for our maintenance program after the first year.

Our sales network covers most of China and we do not rely on any particular region for our business. Among our subsidiaries, Golden has 33 branch offices in provincial cities, Cheng Feng has 22 distribution points, Hongtianzhi has 53 distribution points, HiEasy has 11 distribution points and Minking has 10 distribution points.

Recent Developments

We have received approval for listing on the New York Stock Exchange (“NYSE”) and expect to start trading on the NYSE shortly after the Company appoints the requisite number of independent directors as required by the NYSE listing standards.

On July 2, 2007, the Company and Safetech entered into an Equity Transfer Agreement with Li Ngai, the sole owner of Ocean Pacific Technology Limited, a Hong Kong corporation (“Ocean Pacific”) pursuant to which Safetech purchased 100% ownership of Ocean Pacific from Mr. Li. Ocean Pacific is a holding company that owns all the outstanding equity of Hangzhou Tsingvision Intelligence System Co. Ltd. (“Hangzhou Tsingvision”), a PRC corporation which is engaged in the business of researching, developing, manufacturing and selling computer software and digital audio and video products. Under the Equity Transfer Agreement, in exchange for 100% ownership of Ocean Pacific, the Company agreed to pay RMB50 million (approximately $6.56 million) in cash and approximately RMB49 million (approximately $6.48 million) in shares of the Company’s common stock. The $6.56 million cash price was paid as of the execution of the Equity Transfer Agreement. The number of shares issuable in satisfaction of the equity portion of the purchase price is 459,000, which will be issued within 90 days following the signing of the Equity Transfer Agreement. Please see our Current Report on Form 8-K filed on July 9, 2007, for more details.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second fiscal quarter of 2007 and growth in our revenues and net income. The security and surveillance product market in China continued to expand in the second quarter of 2007 due, in part, to several programs and regulatory drivers initiated by the Chinese government, such as State Ordinance 458 and the Safe City program, which require many public places, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques, to install security systems. In addition, the economic development in China and the fact that the population in China in general is becoming relatively wealthier also contributed to increased demand for security and surveillance products within various industries and organizations, such as residential estates, factories and shopping centers. Our second fiscal quarter financial results also benefited from the consolidation of the three newly acquired companies, which contributed approximately $7.9 million revenues in aggregate, accounting for approximately 15.2% of the total revenues of the second fiscal quarter of 2007.

The following are some financial highlights for the second quarter of 2007:

•	Revenues: Revenues increased $44.1 million, or 551.3%, to $52.1 million for the second quarter of 2007, from $8.0 million for the same quarter of last year.

•
Gross margin: Gross margin was 28.6% for the second quarter of 2007, compared to 37.5% for the same period in 2006. Such decrease was mainly due to increased competition and the Company’s strategic decision to lower its selling price to attract more customers and penetrate into new markets.

•	Income from operations: Income from operations increased $7.2 million, or 300.0%, to $9.6 million for the second quarter of 2007, from $2.4 million for the same period last year.

•
Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 18.4 % for the second quarter of 2007, compared to 30.0% during the same period in 2006.

•	Net income: Net income increased $1.8 million, or 72.0%, to $4.3 million for the second quarter of 2007, from $2.5 million for the same period of last year.

•
Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 8.3% for the second quarter of 2007, compared to 31.3% for the same period in 2006. The decrease was mainly due to the non-cash expenses.

•	Fully diluted net income per share: Fully diluted net income per share was $0.11 for the second quarter of 2007, as compared to $0.10 for the same period last year.

•
Non-cash items: Non-cash items included (i) the redemption accretion on convertible notes of $3.8 million, (ii) depreciation and amortization of $1.1 million, and (iii) non-cash employee compensation expense of $0.8 million for the second quarter of 2007. Total non-cash items are $5.7 million, an increase of $5.6 million, or 5600%, from $0.1 million for the same quarter of last year.

The following table summarizes the Company’s non-cash components during the three months ended June 30, 2007.

 All amounts, other than for share and per share amounts, in millions of U.S. dollars

	Three Months Ended June 30,
Non-cash items	2007	2006	Increase (Decrease)
Depreciation and amortization	$1.09	$0.09	1.00
Non-cash employee compensation	0.80	-	0.80
Redemption accretion on convertible notes	3.81	-	3.81
Total	$5.70	$0.09

Non-cash items per share - basic
Depreciation and amortization	$0.03	$0.00	0.03
Non-cash employee compensation	0.02	-	0.02
Redemption accretion on convertible notes	0.11	-	0.11
Total non-cash items per share - basic	$0.16	$0.00

Non-cash items per share - diluted
Depreciation and amortization	$0.03	$0.00	0.03
Non-cash employee compensation	0.02	-	0.02
Redemption accretion on convertible notes	0.10	-	0.10
Total non-cash items per share - diluted	$0.15	$0.00

Net income per share - basic	$0.12	$0.10
Net income per share - diluted	$0.11	$0.10

Weighted average number of shares outstanding
Basic	35,770,742	24,436,755
Diluted	38,831,023	24,621,287

The following table summarizes the Company’s non-cash components during the six months ended June 30, 2007 and 2006:

All amounts, other than for share and per share amounts, in millions of U.S. dollars

	Six Months Ended June 30,
Non-cash items	2007	2006	Increase (Decrease)
Depreciation and amortization	$1.89	$0.19	1.70
Non-cash employee compensation	1.07	-	1.07
Redemption accretion on convertible notes	4.98	-	4.98
Total	$7.94	$0.19

Non-cash items per share - basic
Depreciation and amortization	$0.06	$0.01	0.05
Non-cash employee compensation	0.03	-	0.03
Redemption accretion on convertible notes	0.14	-	0.14
Total non-cash items per share - basic	$0.23	$0.01

Non-cash items per share - diluted
Depreciation and amortization	$0.05	$0.01	0.04
Non-cash employee compensation	0.03	-	0.03
Redemption accretion on convertible notes	0.14	-	0.14
Total non-cash items per share - diluted	$0.22	$0.01

Net income per share - basic	$0.26	$0.26
Net income per share - diluted	$0.24	$0.26

Weighted average number of shares outstanding
Basic	34,429,780	23,046,766
Diluted	36,492,123	23,139,542

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

All amounts, other than percentages, in millions of U.S. dollars

	Three months ended				Six months ended
	June 30				June 30
	2007		2006		2007		2006
Revenues	$52.1	100%	$8.0	100%	$90.6	100%	$22.6	100%
Cost of goods sold	37.2	71.4%	5.0	62.5%	65.6	72.4%	15.2	67.3%
Gross profit	14.9	28.6%	3.0	37.5%	25.0	27.6%	7.4	32.7%
Expenses
Selling and marketing	0.9	1.7%	0.2	2.5%	1.5	1.6%	0.2	0.9%
General and administrative	2.5	4.8%	0.3	3.8%	4.4	4.9%	0.7	3.1%
Non-cash employee compensation	0.8	1.5%	-	-	1.1	1.2%	-	-
Depreciation and amortization	1.1	2.1%	0.1	1.3%	1.9	2.1%	0.2	0.9%
Income from Operations	9.6	18.4%	2.4	30.0%	16.1	17.8%	6.3	27.9%

Other income, net	0.6	1.2%	0.4	5.0%	1.2	1.3%	0.7	3.0%
Redemption accretion on convertible notes	(3.8)	7.3%	-	-	(5.0)	5.5%	-	-
Interest expense	(0.3)	0.6%	-	-	(0.4)	0.4%	-	-
Income before income taxes and minority interest	6.1	11.7%	2.8	35.0%	11.9	13.1%	7.0	31.0%
Income taxes	(1.8)	3.5%	(0.3)	3.8%	(3.1)	3.4%	(1.0)	4.4%

Net income	$ 4.3	8.3%	$ 2.5	31.3%	$ 8.8	9.7%	$ 6.0	26.5%

Comparison of Three Months Ended June 30, 2007 and June 30, 2006

Revenues. Our revenues are generated from the supply and installation of security and surveillance packaged products. During the three months ended June 30, 2007, we experienced solid growth in revenues. Revenues increased $44.1 million, or 551.3%, to $52.1 million for the three months ended June 30, 2007 from $8.0 million for the three months ended June 30, 2006. The increase in revenues was mainly attributable to growth in the security and surveillance market in China, the increased market demand for our products and our increased brand recognition. Our strategic efforts to increase our distribution channels during 2005 and 2006 and sufficient working capital from our recent fundraising activities also allowed us to successfully take advantage of the growth in market demand in the second quarter of 2007. After Hongtianzhi, HiEasy and Minking became our wholly owned subsidiaries, we consolidated the financial results of these three companies in the second quarter of 2007, which contributed $5.3 million, $0.7 million and $1.9 million to revenues in the second quarter of 2007, respectively. We consolidated the financial results of Cheng Feng starting from the third quarter of 2006. Cheng Feng had revenues of $3.6 million in the second quarter of 2007. Management expects revenue growth to remain strong due to (i) continued growth in the security and surveillance market both within the corporate and government sectors, (ii) better capitalization of the Company to fuel our growth, (iii) continued enhancement of our branding and profiling in China, and (iv) our acquisition strategy intended to boost our market share and competitiveness.

During the second quarter of 2007, we signed 59 new contracts with a total contract value of approximately $45.5 million, of which we recognized $17.3 million in revenues. Of the 59 projects, 27 were finished as of June 30, 2007, and, accordingly, approximately $0.8 million of revenue related to warranty requirements was deferred to the third quarter of 2007. The remaining 32 projects had not been started as of June 30, 2007, and the value of these backlog projects was approximately $28.2 million. During the second quarter of 2007, the Company also completed implementation of 23 contracts signed in first quarter of 2007 (representing all of the contracts that had been signed, but not yet implemented, during first quarter of 2007), and recognized the revenue of $21.9 million related to those contracts. The following table shows the revenues recognized in the second quarter of 2007:

(In millions of U.S. dollars)
Revenue recognized from contracts signed before the second quarter of 2007	$21.9
Revenue recognized from contracts signed in the second quarter 2007	$17.3
Other revenue from second quarter 2007	$1.4
Revenue recognized from Cheng Feng	$3.6
Revenue recognized from Hongtianzhi	$5.3
Revenue recognized from HiEasy	$0.7
Revenue recognized from Minking	$1.9
Total revenue recognized in the second quarter 2007	$52.1
Revenue deferred	$0.8
Backlog of contracts signed before June 30, 2007	$28.2

Components of Revenues. The following table shows the different components comprising our total revenues over the three months ended June 30, 2007 and 2006.

 All amounts in millions of U.S. dollars

	Three months ended June 30,
	2007	2006

Security systems and installation	$39.2	$6.5
Sales of parts	12.9	1.5

Total	$52.1	$8.0

Income from installation projects contributed 75.2% of our revenues for the three months ended June 30, 2007, as compared to 81.3% for the same period last year. Management believes that revenues from the installation projects will continue to be the Company’s major revenue source in the next a few years. With the acquisitions of Cheng Feng, Hongtianzhi, Minking, HiEasy and other planned acquisitions, management believes that the percentage of revenues from the sale of products will increase in the future.

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs our raw materials, labor and overhead. Our cost of goods sold increased $32.2 million, or 644.0%, to $37.2 million for the three months ended June 30, 2007 from $5.0 million during the same period in 2006. This dollar increase was primarily attributable to the increase of our revenues in the second quarter of 2007. Components of cost of goods sold in the three months ended June 30, 2007 and 2006 are as follows:

 All amounts in millions of U.S. dollars

	Three months ended June 30,
	2007	2006

Purchases of raw material (for installation)	$26.8	$3.3
Installation labor	0.5	0.1
Sales of parts	7.8	1.4
Other	2.1	0.2
Total	$37.2	$5.0

Installation labor and costs for raw materials for installation accounted for 1.3% and 72.0% of the total cost of goods sold for the three months ended June 30, 2007, respectively, as compared to 2.0% and 66.0% for the same period in 2006. The percentage of cost of goods sold related to the sales of products represented approximately 21.0% of the total cost of goods sold in the second quarter of 2007 as compared to 28% for the same period in 2006.

Gross profit. Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $11.9 million, or 396.7%, to $14.9 million for the three months ended June 30, 2007 from $3.0 million for the same period last year. Gross margin for the three months ended June 30, 2007 was 28.6%, as compared to 37.5% for the same period of 2006. The decrease in gross margin in the three months ended June 30, 2007 was primarily due to a decrease in our sales prices. During the three months ended June 30, 2007, approximately 40% of the project contracts executed was for projects in the western part of China where economic development is not as advanced as in the coastal cities.

Selling and marketing expenses. Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses increased $0.7 million, or 350%, to $0.9 million for the three months ended June 30, 2007 from $0.2 million for the same period in 2006. This dollar increase was primarily attributable to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy and Minking, which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses decreased to 1.7% for the three months ended June 30, 2007 from 2.5% for the same period in 2006. The percentage decrease was mainly due to the effectiveness of our sales and marketing strategy.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general and administrative expenses increased $2.2 million, or 525%, to $2.5 million for the three months ended June 30, 2007 from $0.3 million of the same period in 2006. As a percentage of revenues, general and administrative expenses increased to 4.8% for the three months ended June 30, 2007 from 3.8% for the same period in 2006. The dollar and percentage increase was mainly due to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy and Minking, the hiring of additional staff, the increased costs in connection with improving our internal controls and professional expenses related to the costs of being a public reporting company.

Non-cash employee compensation. Non-cash employee compensation for the three months ended June 30, 2007 increased by $0.8 million from $0 of the same period in 2006, primarily as a result of the adoption of the equity incentive plan in February 2007 and grants to senior management and other staff made under the equity incentive plan after its adoption.

Depreciation and amortization. Our depreciation and amortization costs increased $1.0 million, or 1,000%, to $1.1 million for the three months ended June 30, 2007 from $0.1 million for the same period in 2006. As a percentage of revenues, depreciation and amortization expenses increased to 2.1% for the three months ended June 30, 2007 from 1.3% for the same period in 2006. Such dollar and percentage increase was primarily due to the amortization of intangible assets from the acquisition of Cheng Feng, Hongtianzhi, HiEasy and Minking.

Income from Operations. Our income from operations increased $7.2 million, or 300%, to $9.6 million for the three months ended June 30, 2007 from $2.4 million for the same period in 2006. As a percentage of revenues, income from operations decreased to 18.4% for the three months ended June 30, 2007 from 30.0% for the same period in 2006. Such percentage decrease was primarily due to our strategic decision to reduce our sales prices to expand our markets as discussed above.

Redemption accretion on convertible notes.Redemption accretion on convertible notes for the three months ended June 30, 2007 was $3.8 million, as compared to $0 for the same period in 2006. We raised $110 million from issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be paid if the convertible notes are converted into shares of our common stock before their maturities.

Interest expense. Interest expense for the three months ended June 30, 2007 was $0.3 million, as compared to $0 of the same period in 2006. Such interest expenses increase was primarily due to borrowings under bank loans for our operations.

Income before taxes and minority interest.Our income before taxes and minority interest increased $3.3 million, or 117.9%, to $6.1 million for the three months ended June 30, 2007 from $2.8 million for the same period in 2006. As a percentage of revenues, income before taxes and minority interest decreased to 11.7% for the three months ended June 30, 2007 from 35.0% for the same period in 2006. Such percentage decrease was primarily due to increased non-cash expenses such as redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

Income taxes. Foreign invested Enterprises (“FIEs”) established in the PRC are generally subject to an enterprise income tax (“EIT”). FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiaries Golden and Hongtianzhi, are subject to an EIT rate of 15% for the fiscal year 2007. Our subsidiaries Cheng Feng and HiEasy are subject to an EIT rate of 7.5% for fiscal year 2007 due to their software and high technology company status. Minking is subject to an EIT rate of 33% for fiscal year 2007. We anticipate that our effective tax rate will change from the current 29.5% in the three months ended June 30, 2007 because the companies we acquired and intend to acquire are located in different cities and may have different tax rates.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, which will take effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to EIT at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term “de facto management bodies.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiaries. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Our income taxes increased $1.5 million to $1.8 million for the three months ended June 30, 2007 from $0.3 million for the same period of 2006. We incurred more taxes during three months ended June 30, 2007 as a result of increased income before income taxes during that period.

Net income. Net income increased $1.8 million, or 72%, to $4.3 million for the three months ended June 30, 2007 from the same period in 2006. As a percentage of revenues, net income decreased to 8.3% for the three months ended June 30, 2007 from 31.3% for the same period in 2006. This percentage decrease was mainly due to the non-cash expenses such as redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006

Revenues. During the six months ended June 30, 2007, we experienced solid growth in revenues. Revenues increased $68.0 million, or 300.9%, to $90.6 million for the six months ended June 30, 2007 from $22.6 millions for the six months ended June 30, 2006. The increase in revenues was primarily attributable to growth in the security and surveillance market in China, the increased market demand for our products and our increased brand recognition. Our strategic efforts to increase our distribution channels during 2005 and 2006 and sufficient working capital from our recent fundraising activities also allowed us to successfully take advantage of the growth in market demand in the first half of 2007. After Hongtianzhi, HiEasy and Minking became our wholly owned subsidiaries, we consolidated the financial results of these three companies in the second quarter of 2007, which contributed $5.3 million, $0.7 million and $1.9 million to revenues in the second quarter of 2007, respectively. In addition, Cheng Feng also contributed $5.9 million to revenues in the first six months of 2007.

Components of Revenues. The following table shows the different components comprising our total revenues over the six months ended June 30, 2007 and 2006.

 All amounts in millions of U.S. dollars

	Six months ended June 30,
	2007	2006

Security systems and installation	$73.3	$19.6
Sales of parts	17.3	3.0
	$90.6	$22.6

Income from installation projects constituted 80.9% of our total revenues for the six months ended June 30, 2007, as compared to 86.7% for the same period last year. Income from sales of parts constituted 19.1% of our total revenues for the six months ended June 30, 2007, as compared to 13.3% for the same period last year.

Cost of goods sold. Our cost of goods sold increased $50.4 million, or 331.6%, to $65.6 million for the six months ended June 30, 2007 from $15.2 million during the same period in 2006. This dollar increase was mainly attributable to the increase in our revenues in the first six months of 2007. Components of cost of goods sold in the six months ended June 30, 2007 and 2006 are as follows:

 All amounts in millions of U.S. dollars

	Six months ended June 30,
	2007	2006

Purchases of raw material (for installation)	$54.8	$11.6
Installation labor	0.8	0.3
Sales of parts	7.8	2.7
Other	2.2	0.6
	$65.6	$15.2

Installation labor and security system purchase cost represented 1.2% and 83.5% of our total cost of goods sold for the six months ended June 30, 2007, respectively, as compared to 2.0% and 76.3% for the same period in 2006. The percentage of cost of goods sold related to the sales of parts represented about 11.9% of our total revenues as compared to 17.8% for the same period in 2006.

Gross profit. Our gross profit increased $17.6 million, or 237.8%, to $25.0 million for the six months ended June 30, 2007 from $7.4 million for the same period last year. Gross margin for the six months ended June 30, 2007 was 27.6%, as compared to 32.7% for the same period of 2006. The decrease in gross margin in the six months ended June 30, 2007 was mainly due to a decrease in our sales prices. We decreased our prices as a strategic move to increase our market penetration into new markets. During the six months ended June 30, 2007, about 40% of the contracts we executed were for projects in the western part of China where economic development is not as advanced as the coastal cities. We reduced the prices to gain market penetration in these cities. Despite the decrease of the gross margin in the first six months of 2007, we believe the gross margin for the six months ended June 30, 2007 was within the range of the average gross margin recorded by the Company.

Selling and marketing expenses. Our selling and marketing expenses increased $1.3 million, or 650%, to $1.5 million for the six months ended June 30, 2007 from $0.2 million for the same period in 2006. This dollar increase was primarily attributable to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy and Minking, which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 1.6% for the six months ended June 30, 2007 from 0.9% for the same period in 2006. The percentage increase was mainly due to the hiring of additional sales staff and promotion cost of new products and services.

General and administrative expenses. Our general and administrative expenses increased $3.7 million, or 528.6%, to $4.4 million for the six months ended June 30, 2007 from $0.7 million of the same period in 2006. As a percentage of revenues, general and administrative expenses increased to 4.9% for the six months ended June 30, 2007 from 3.1% for the same period in 2006. The dollar and percentage increase was mainly due to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy and Minking, the hiring of additional staff, the increased costs in connection with improving our internal controls and professional expenses related to the costs of being a public reporting company.

Non-cash employee compensation. Non-cash employee compensation for the six months ended June 30, 2007 increased by $1.1 million from $0 of the same period in 2006 primarily as a result of the adoption of the equity incentive plan in February 2007 and grants to senior management and other staff made under the equity incentive plan after its adoption.

Depreciation and amortization. Our depreciation and amortization costs increased $1.7 million, or 850%, to $1.9 million for the six months ended June 30, 2007 from $0.2 million for the same period in 2006. As a percentage of revenues, depreciation and amortization expenses increased to 2.1% for the six months ended June 30, 2007 from 0.9% for the same period in 2006. Such dollar and percentage increase was primarily due to the amortization of intangible assets from the acquisition of Cheng Feng, Hongtianzhi, HiEasy and Minking.

Income from Operations. Our income from operations increased $9.8 million, or 155.6%, to $16.1 million for the six months ended June 30, 2007 from $6.3 million for the same period in 2006. As a percentage of revenues, income from operations decreased to 17.8% for the six months ended June 30, 2007 from 27.9% for the same period in 2006. Such percentage increase was primarily due to our strategic decision to reduce our sales prices to expand our markets as discussed above.

Redemption accretion on convertible notes.Redemption accretion on convertible notes for the six months ended June 30, 2007 was $5.0 million, as compared to $0 of the same period in 2006. We raised $110 million from the issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be paid if the convertible notes are converted into shares of our common stock before their maturities.

Interest expense. Interest expense for the six months ended June 30, 2007 was $0.4 million, as compared to $0 of the same period in 2006. Such interest expenses increase was primarily due to borrowing under bank loans for our operations.

Income before taxes and minority interest.Our income before taxes and minority interest increased $4.9 million, or 117.9%, to $11.9 million for the six months ended June 30, 2007 from $7.0 million for the same period in 2006. As a percentage of revenues, income before taxes and minority interest decreased to 13.1% for the six months ended June 30, 2007 from 31% for the same period in 2006. Such percentage decrease was primarily due to increased non-cash expenses such as redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

Income taxes. Our income taxes increased $2.1 million to $3.1 million for the six months ended June 30, 2007 from $1.0 million for the same period of 2006. We paid more taxes during the first six months of 2007 as a result of increased income during that period.

Net income. Net income increased $2.8 million, or 46.7%, to $8.8 million for the six months ended June 30, 2007 from the same period in 2006. As a percentage of revenues, net income decreased to 9.7% for the six months ended June 30, 2007 from 26.5% for the same period in 2006. This percentage decrease was mainly due to the non-cash expenses such as redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

Liquidity and Capital Resources

General

As of June 30, 2007, we had cash and cash equivalents (including restricted cash) of $91.8 million. The following table sets forth a summary of our net cash flows for the periods indicated.

	Cash Flow (in millions)
	Six Months Ended June 30,
	2007	2006
Net cash used in operating activities	$(3.8)	$(0.1)
Net cash used in investing activities	$(52.4)	$-
Net cash provided by financing activities	$116.5	$7.4
Effect of exchange rate changes on cash	$0.5	$0.1
Net cash flow	$60.3	$7.3

Operating Activities

Net cash used in operating activities was $3.8 million for the six months period ended June 30, 2007, which is an increase of $3.9 million from $0.1 million net cash used in operating activities for the same period of 2006. The increase of net cash used in operating activities in the six months ended June 30, 2007 was primarily due to increases in inventories and accounts receivable.

Investing Activities

Our main uses of cash for investing activities during the first six months of 2007 were deposits for the acquisition of subsidiaries and acquisitions of subsidiaries and properties.

Net cash used in investing activities for the six months ended June 30, 2007 was $52.4 million. Our net cash used in investing activities for the six months ended June 30, 2006 was minimal. Such increase of net cash used in investing activities was mainly due to acquisition for subsidiaries and properties and deposits for the acquisition of our subsidiaries.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2007 was $116.5 million, which is an increase of $109.1 million from $7.4 million net cash provided by financing activities during the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to funds received from the two convertible notes issued to Citadel Equity Fund, Ltd. (“Citadel”).

Loan Facilities

As of June 30, 2007, the amount, maturity date and term of each of our bank loans were as follows:

(all amounts, other than percentages, in millions of U.S. dollars)

Bank	Amount	Maturity Date	Duration
China Construction Bank	-	September 2016	10 years
Shanghai PuDong Development Bank	$1.32	February 2008	1 year
Shanghai PuDong Development Bank	$3.94	February 2008	1 year
Shanghai PuDong Development Bank	$0.78	November 2007	2 years
Shanghai PuDong Development Bank	$2.63	May 2008	1 year
Shenzhen Commercial Bank	$1.05	November 2007	1 year
Shenzhen Commercial Bank	$1.38	January 2009	3 years
Total	$11.10

In April 2007, we completed a financing with Citadel pursuant to which we issued to Citadel $50 million aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “April Convertible Notes”). The April Convertible Notes bear an annual interest of 1% and carry an initial conversion price of $23.60 per share. If the April Convertible Notes are not converted before their maturity, they will be redeemed by us on the maturity date at a redemption price equal to 100% of the principal amount of the April Convertible Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. The net proceeds of approximately $50 million are and will be used for working capital and our acquisition plan.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2007:

All amounts in millions of U.S. dollars

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$111.30	$0.20	$1.10	$110.00	$-
Operating Lease Obligations	0.47	0.24	0.18	0.05	-
Total	$111.77	$0.44	$1.28	$110.05	$-

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on our condensed consolidated financial statements, which have been prepared using accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including basis of consolidation, intangible assets, goodwill, inventories, revenue recognition, foreign currency translation, use of estimates and income taxes. Except for the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), as described below, management believes there have been no material changes during the six months ended June 30, 2007 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 21, 2007, as amended on March 23.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” on January 1, 2007. We did not have any material unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. All of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Inflation

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and may increase our selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our President and Chief Executive Officer, and Terence Yap, our Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; and
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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 21, 2007, and amended on March 23, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2007, pursuant to an Equity Transfer Agreement with Zheng Huang, the sole owner of Chain Star Investments Limited, we agreed to issue 2,800,711 shares of our common stock to Mr. Huang as part of the total consideration for the acquisition of 100% of the equity interest of Chain Star Investments Limited. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

On April 24, 2007, we entered into a notes purchase agreement with Citadel pursuant to which we issued and sold to Citadel $50 million 1% Guaranteed Senior Unsecured Convertible Notes due 2012. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

On May 11, 2007, pursuant to an Equity Transfer Agreement with Yi Li, the sole owner of Link Billion Investment Limited, we agreed to issue 811,804 shares of our common stock to Mr. Li as part of the total consideration for the acquisition of 100% of the equity interest of Link Billion Investment Limited. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

On June 4, 2007, pursuant to an Equity Transfer Agreement with Yiu, Siu Fung Jeff, the sole owner of Allied Rich Limited, we agreed to issue 968,611 shares of our common stock to Mr. Yiu as part of the total consideration for the acquisition of 100% of the equity interest of Allied Rich Limited. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2007, the Company held an annual meeting at which a majority of the Company’s shareholders elected five directors and approved the ratification of GHP Horwath, P.C. as the Company’s independent accountants for fiscal year 2007.

The following table sets forth the matters voted upon at the annual meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Guoshen Tu to the Company’s Board of Directors	24,081,461	62,801	-	-	-
Election of Terence Yap to the Company’s Board of Directors	24,081,761	62,501	-	-	-
Election of Shufang Yang to the Company’s Board of Directors	24,078,461	62,801	-	-	-
Election of Jianguo Jiang to the Company’s Board of Directors	24,078,761	62,501	-	-	-
Election of Lingfeng Xiong to the Company’s Board of Directors	24,078,461	62,501	-	-	-
Approval of GHP Horwath, P.C. as the Company’s independent accountants for fiscal year 2007	24,054,434	-	89,753	75	-

Each of the above matters was approved by the stockholders at the annual meeting.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit		Filed	To be Filed
Index	Description of Document	Herewith	by Amendment	Incorporated by Reference To:

10.1	Equity Transfer Agreement, dated April 2, 2007, by and among the registrant, China Safetech Holdings Limited and Zheng Huang (English Translation)			Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007

10.2	Equity Transfer Agreement, dated May 11, 2007, by and among the registrant, China Safetech Holding Limited and Yi Li (English Translation)			Form 8-K filed with the Securities and Exchange Commission on May 16, 2007

10.3	Equity Transfer Agreement, dated June 4, 2007, by and among the registrant, China Safetech Holding Limited and Yiu, Siu Fung Jeff (English Translation)			Form 8-K filed with the Securities and Exchange Commission on June 7, 2007

10.4	Equity Transfer Agreement, dated July 2, 2007, by and among the registrant, China Safetech Holding Limited and Yi Li (English Translation)			Form 8-K filed with the Securities and Exchange Commission on July 9, 2007

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13, 2007

China Security & Surveillance Technology, Inc.

By:	/s/ Guoshen Tu
Guoshen Tu
Principal Executive Officer

By:	/s/ Terence Yap
Terence Yap
Principal Financial Officer

EXHIBIT INDEX

Exhibit		Filed	To be Filed
Index	Description of Document	Herewith	by Amendment	Incorporated by Reference To:

10.1	Equity Transfer Agreement, dated April 2, 2007, by and among the registrant, China Safetech Holdings Limited and Zheng Huang (English Translation)			Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007

10.2	Equity Transfer Agreement, dated May 11, 2007, by and among the registrant, China Safetech Holding Limited and Yi Li (English Translation)			Form 8-K filed with the Securities and Exchange Commission on May 16, 2007

10.3	Equity Transfer Agreement, dated June 4, 2007, by and among the registrant, China Safetech Holding Limited and Yiu, Siu Fung Jeff (English Translation)			Form 8-K filed with the Securities and Exchange Commission on June 7, 2007

10.4	Equity Transfer Agreement, dated July 2, 2007, by and among the registrant, China Safetech Holding Limited and Yi Li (English Translation)			Form 8-K filed with the Securities and Exchange Commission on July 9, 2007

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X