Form 10-Q/A
period 2007-03-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2007-11-01
CIK 1260625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q/A
 AMENDMENT NO. 1
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

(86) 755-8351-0888
(Registrant's telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ''accelerated filer and large accelerated filer'' in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	34,942,206

EXPLANATORY NOTE

China Security & Surveillance Technology, Inc. (the ''Company'') is filing this Amendment No. 1 on Form 10-Q/A solely to correct for certain typographical error contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the U.S. Securities and Exchange Commission on May 15, 2007 (the ''Original Filing'').

The correction is located under ''ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006'' contained in the last paragraph of page 21 of the Original Filing, wherein the Company stated that ''[t]he remaining 23 projects had not been started as of March 31, 2007, and the value of these backlog projects was approximately $21.9 million. During the first quarter of 2007, the Company also completed implementation of 31 contracts signed in 2006 (representing all of the contracts that had been signed, but not yet implemented, during 2006), and recognized the revenue of$22.4 million deferred from 2006 related to those contracts.''  The sentence has now been corrected to read ''[t]he remaining 23 projects had not been finished as of March 31, 2007, and the value of these backlog projects was approximately $21.9 million. During the first quarter of 2007, the Company also completed implementation of 31 contracts signed in 2006 (representing all of the contracts that had been signed, but not yet fully implemented, during 2006), and recognized the revenue of$22.4 million deferred from 2006 related to those contracts. ''

No other information in the Original Filing is amended hereby.  This Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Form 10-Q/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Form 10-Q/A (but otherwise identical to their prior certifications).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following ''Management's Discussion and Analysis of Financial Condition and Results of Operations,'' contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ''Exchange Act''). Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words ''believe,'' ''expect,'' ''anticipate,'' ''project,'' ''targets,'' ''optimistic,'' ''intend,'' ''aim,'' ''will'' or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the ''Risk Factors'' section of our Annual Report on Form 10-K for the year ended December 31, 2006, and other risks mentioned in this Form 10-Q. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references in this Form 10-Q to ''CSST,'' ''we,'' ''us,'' ''our,'' ''our Company,'' or ''the Company'' are to China Security &Surveillance Technology, Inc., a Delaware corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) ''Safetech'' are to China Safetech Holdings Limited, a British Virgin Islands corporation; (ii)''CSST HK'' are to China Security & Surveillance Technology (HK) Ltd., a Hong Kong corporation; (iii)''CSST China'' are to China Security & Surveillance Technology (PRC) Ltd., a corporation incorporated in the People's Republic of China; (iv)''Golden'' are to Golden Group Corporation (Shenzhen) Limited, a corporation incorporated in the People's Republic of China; (v) ''Cheng Feng'' are to Shanghai Cheng Feng Digital Technology Co. Ltd.; (vi) ''Hongtianzhi'' are to Shenzhen Hongtianzhi Electronics Co., Ltd.; (vii) ''BVI'' are to British Virgin Islands; (viii) ''PRC'' and ''China'' are to the People's Republic of China; (ix)''U.S. dollar,'' ''$'' and ''US$'' are to United States dollars; (x) ''RMB'' are to Yuan Renminbi of China; (xi) ''Securities Act'' are to the Securities Act of 1933, as amended; and (xii)''Exchange Act'' are to the Securities Exchange Act of 1934, as amended.

Overview

During the first quarter of 2007, we experienced solid growth in sales. Sales revenue increased from $14.6 million for the first quarter of 2006 to $38.5 million for the first quarter of 2007, representing a 163.5% increase. The cost of sales was $28.3million. As a result, gross margin (the ratio of gross profit to revenue, expressed as a percentage) for the first quarter of 2007was 26.3%.

The following are some highlights for the first quarter of 2007:

  Achieved revenues of $38.5 million for the first quarter of 2007, up 163.5% from the same quarter of last year.

  Gross margin was 26.3% for the first quarter of 2007, compared to 30.1% for the same period in 2006. Such decrease was mainly due to the increased competition and the Company's strategy to lower its selling price to attract more customers and penetrate into new markets.

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

  Non-cash items included (i) the redemption accretion on convertible notes of $1.16 million, (ii) depreciation and amortization of $0.8 million, and (iii) non-cash employee compensation expense of $0.27 million for the first quarter of 2007. Total non-cash items are $2.23 million, an increase of $2.13 million, or 2090.2%, from $0.1million for the same quarter of last year.

The following table summarizes the Company's non-cash components during the three months ended March 31, 2007 and 2006:

All amounts, other than for share and per share amounts, in thousands of U.S. dollars

	Three Months Ended March 31,
Non-cash items	2007	2006	Increase(Decrease)
Depreciation and amortization	$806	$102	704
Non-cash employee compensation	265	-	265
Redemption accretion on convertible notes	1,163	-	1,163
Total	2,234	102	2,132

Non-cash items per share - basic
Depreciation and amortization	$0.0243	$0.0047	0.0196
Non-cash employee compensation	0.0080	-	0.0080
Redemption accretion on convertible notes	0.0351	-	0.0351
Total non-cash items per share - basic	$0.0674	$0.0047	0.0627

Non-cash items per share - diluted
Depreciation and amortization	$0.0235	$0.0047	0.0188
Non-cash employee compensation	0.0077	-	0.0077
Redemption accretion on convertible notes	0.0339	-	0.0339
Total non-cash items per share - diluted	$0.0651	$0.0047	0.0604

Weighted average number of shares outstanding
Basic	33,108,640	21,591,333
Diluted	34,268,180	21,642,536

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

Our subsidiary Golden has 37 branch offices in provincial cities, Cheng Feng has 22 distribution points and Hongtianzhi has 53distribution points throughout China as our customers are located across the country without any particular concentration in any region.

Recent Developments

On April 2, 2007, our Company and our subsidiary Safetech entered into an Equity Transfer Agreement with Zheng Huang, the sole owner of Chain Star Investments Limited (''Chain Star''), pursuant to which Safetech purchased 100%ownership of Chain Star from Mr. Huang. Chain Star, a Hong Kong company, is a holding company owning 100% of the equity interests in Hongtianzhi, a PRC company engaged in the business of manufacturing digital cameras. Pursuant to the terms of the Equity Transfer Agreement, we agreed to pay a total consideration of RMB 250 million (approximately $32 million) in exchange for 100% ownership of Chain Star, consisting of RMB 125 million (approximately USD$16 million) in cash and RMB 125million (approximately $16 million) in shares of the Company's common stock. Please see our Current Report on Form 8-K filed on April 2, 2007, for more details.

On April 24, 2007, we entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd. (''Citadel), pursuant to which we issued to Citadel $50 million principal amount of guaranteed senior unsecured convertible notes due 2012. The notes bear an annual interest rate of 1% which will be paid semi-annual and carry an initial conversion price of $23.60 per share. If the notes are not converted before their maturity, the notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. The net proceeds of the sale of the notes will be used for our working capital and acquisition plan. Please see our Current Report on Form 8-K filed on April 25, 2007 for more details.

On May 11, 2007, our Company and Safetech entered into an Equity Transfer Agreement with Yi Li, the sole owner of Link Billion Investment Limited (''Link Billion''), pursuant to which Safetech purchased 100% ownership of Link Billion from Mr. Li. Link Billion, a Hong Kong company, is a holding company owning 100% of the equity interests in HiEasy Electronic Technology Development Co., Ltd. (''HiEasy''), a PRC company engaged in the business of software development and assembly of DVR systems. Pursuant to the terms of the Equity Transfer Agreement, we will pay total consideration of RMB 40 million (approximately $5.17 million) and 811,804 shares of our common stock in exchange for 100%ownership of Link Billion. The cash consideration of RMB 40 million was due upon execution of the Equity Transfer Agreement. he Company shall issue all 811,804 shares of the Company's common stock within 90 days after the date of the Equity Transfer Agreement.

Material Opportunities and Challenges

Regulations promulgated by governmental agencies in China relating to security and surveillance industry often create opportunities for us. Currently, there are a number of formal and planned regulatory drivers which the Company believes offer significant growth opportunities. These include the estimated $6 billion to $12 billion that the Chinese government expects to spend for security infrastructure in preparation for the 2008 Olympics, along with the planned investment by Shanghai for the2010 Worlds Fair. In addition, several ordinances have been passed by the Chinese government which require security surveillance systems to be installed in: (1) 660 cities throughout China for street surveillance as part of the Safe City Project ''Plan 3111''; (2) all entertainment locations starting from March 1, 2006; (3) all Justice Departments and Courts; and (4) all coal mines in China (currently estimated at 24,000) from the beginning of 2008.

We are actively pursuing near-term acquisition prospects and other strategic opportunities. In the past twelve months, we successfully acquired Cheng Feng and Hongtianzhi and the security and surveillance business of Jian Golden An Ke Technology Co. Ltd., Shenzhen Golden Guangdian Technology Co. Ltd., Shenyang Golden Digital Technology Co. Ltd., and Jiangxi Golden Digital Technology Co. Ltd. (referred to herein as the ''Four-Related Companies''). In May 2007, we acquired HiEasy. We also expect to close the acquisitions of Changzhou  Minking Electronics Inc. Ltd., Hangzhou Tsingvision Intelligence System Co. Ltd., and Shenzhen Wandaiheng Industry Ltd. in 2007 and establish an exclusive cooperation relationship with Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd. (''Chuang Guan'') in the second quarter of 2007under which, among other things, Chuang Guan will subcontract or assign certain of its businesses to us to the extent permitted by applicable PRC laws and regulations.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table summarizes the results of our operations during the three-month periods ended March 31, 2007 and 2006,and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March31, 2007 to the three-month period ended March 31, 2006.

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

Revenue. During the first quarter of 2007, we experienced solid growth in sales. Sales revenue increased from $14.6 million for the first quarter of 2006 to $38.5 million for the first quarter of 2007, representing a 163.5% increase. This included revenue generated from Cheng Feng of $2.3 million for the first quarter of 2007. The increase in revenue was mainly due to the following factors: First, demand for security and surveillance products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers. Second, the Chinese government initiated several programs and regulatory drivers during the past year, such as State Ordinance 458 and the ''3111'' program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2005 and 2006 allowed us to successfully take advantage of the growth in market demand in the first quarter of2007. Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition in 2007 also contributed to the growth in sales revenue. Management expects growth to remain strong due to (i) continued growth in the security and surveillance market both within the corporate and government sectors, (ii)better capitalization of the Company to fuel its growth, (iii) continuing to enhance our branding and profiling in China, and (iv)acquisition strategy intended to boost our market share and competitiveness.

Revenue growth in the first quarter of 2006 was not as significant as that of the second and third quarters of 2006 because of the Chinese New Year holiday. The first quarter has traditionally been a slow quarter for us and the third quarter has traditionally been the strongest quarter in terms of sales. Management expects growth in the remainder of 2007 to remain strong.

During the first quarter of 2007, we signed 39 new contracts with a total contract value of approximately $33.6 million, of which we recognized $11.7 million in revenues. Of the 39 projects, 16 were finished as of March 31, 2007, and, accordingly, approximately $0.8 million of revenue related to warranty requirements was deferred to the second quarter of 2007. The remaining 23 projects had not been finished as of March 31, 2007, and the value of these backlog projects was approximately $21.9 million. During the first quarter of 2007, the Company also completed implementation of 31 contracts signed in 2006 (representing all of the contracts that had been signed, but not yet fully implemented, during 2006), and recognized the revenue of$22.4 million deferred from 2006 related to those contracts. The following table shows the revenue recognized in the first quarter of 2007:

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

Income from installation projects contributed 88.5% of total revenue for the three months ended March 31, 2007, as compared to89.7% for the same period last year. Management believes that revenues from the installation projects will continue to be the Company's major revenue source in the next a few years. With the acquisitions of Cheng Feng and Hongtianzhi and other planned acquisitions, management believes that the percentage of revenue from the sale of products will increase in the future.

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

Net margin.Net margin for the first three months of 2007 was 11.7%, as compared to 24.0% for the same period of 2006. The decrease of the net margin was mainly due to the combination of a decrease in sales price in the first quarter of 2007 and the increase in expenses related to the costs of being a public reporting company. The lower net margin of Cheng Feng's business also contributed to the decrease of gross margin for the first quarter of 2007. Cheng Feng, as a separate business entity, reported a net income of approximately $0.1 million with a revenue of approximately $2.3 million. Cheng Feng's net margin was approximately 4.3%. Cheng Feng generates almost all revenues from manufacturing security and surveillance equipments which generally has a lower margin than installation service revenue.

General and administrative expenses. General and administrative expenses for the first quarter of 2007 increased by 666.7% to$2.3 million from $0.3 million of the same period in 2006, primarily due to compensation expense of the restricted common stock issued to employees, the hiring of additional staff, and professional expenses related to the costs of being a public reporting company.

Total selling expenses. Total selling expenses for the first quarter of 2007 were $0.6 million, a 394.3% increase from $0.1 million for the same period in 2006. The increase was mainly due to the hiring of sales staff.

Income Taxes. In accordance with the relevant tax laws and regulations of the People's Republic of China for the Shenzhen Special Economic Zone, our Chinese subsidiary Golden is subject to the Chinese enterprise income tax (''EIT'') rate of 15% for the fiscal years 2006, 2005, and 2004. Cheng Feng is subject to an EIT rate of 7.5% due to its software and high technology company status. We anticipate that our effective tax rate will change from the current 15% in the first quarter of 2007because the companies we acquired and intend to acquire are located in different cities and may have different tax rates.

On March 16, 2007, the National People's Congress of the PRC determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises.  The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change.  As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on our financial position and operating results.

Income taxes paid increased $0.70 million to $1.32 million for the three months ended March 31, 2007 from $0.62 million for the same period of 2006. We paid more taxes during the first three months of 2007 mostly because of increased income before income taxes during that period.

Net income. Net income for the first quarter of 2007 was $4.5 million, representing a 29.5% increase from the same period in2006. The increase was mainly due to the increase in sales. During the first three months of 2007, we reported sales revenue of$38.5 million, with a back-log of approximately $21.9 million. Gross margin for the first quarter of 2007 was 26.3%, a decrease from 30.1% for the same quarter of 2006. While the first quarter of 2006 was an exceptional quarter in terms of gross margin, the gross margin for the first quarter of 2007 was also within the range of the average gross margin recorded by the Company. The decrease in gross margin in the first quarter was mainly due to a decrease in sales prices. As noted above, we decreased our selling prices as a strategic move to increase our market penetration into new markets. In the first quarter of 2007, about half of the projects we signed were in the western part of China where economic development is not as advanced as the coastal cities. We reduced the prices to gain market penetration in these cities.

Income from operations per share. The basic income from operations per share for the first quarter of 2007 was $0.20, as compared to $0.18 for the same quarter of 2006. The diluted income from operations per share for the first quarter of 2007 was$0.19, as compared to $0.18 for the same period of 2006.

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

Operating Activities:

Net cash used in operating activities was $1.58 million for the three months ended March 31, 2007, which is a decrease of $8.84million from the $7.26 million of the net cash provided by operating activities for the same period in 2006. The decrease was mainly due to an increase in inventories, prepayment and deposits and trade receivables.

Investing Activities:

Our main uses of cash for investing activities during the first quarter of 2007 were deposits for the acquisition of subsidiaries and businesses and for property, plant and equipment.

Net cash used in investing activities in the three months ended March 31, 2007 was $20.90 million, which is an increase of$20.90 million from net cash used in investing activities of $0.001 million in the same period of 2006 due to increased acquisition of property, plant, equipment and businesses in 2007.

We have signed letters of intent to acquire Changzhou Minking Electronics Inc, Ltd. (''Minking''), Hangzhou Tsingvision Intelligence System Co., Ltd. (''Tsing'') and Shenzhen Wandaiheng Industry Ltd. (''Wandai''). Pursuant to the letters of intent, the cash consideration for these three intended acquisitions is expected to total $32.3 million with additional consideration to be paid in equity. The number of our shares to be included in the equity portion of the purchase price for the Minking and Tsing acquisitions will be subject to the achievement of certain net income performance targets over a two-year period. We expect to finance the cash portion of the purchase price with the net proceeds from our $60 million convertible notes financing that closed in February 2007. The Minking and Tsing acquisitions are expected to be accretive to earnings upon closing and are expected to provide support to the Company's city-wide projects. Wandai owns an 80,000 square meter Industrial Park in Shenzhen. We expect that we will consolidate all existing and potentially acquired entities into a single location in Shenzhen in order to benefit from greater economies of scale. All three acquisitions are expected to close in the second quarter of 2007. Consummation of each acquisition is subject to customary closing conditions, including execution of definitive documentation and receipt of governmental approval.

Financing Activities:

Net cash provided by financing activities in the three months ended March 31, 2007 totaled $63.33 million as compared to $0.07million provided by financing activities in the same period of 2006. The increase of cash provided by financing activities was mainly attributable to the issuance of common shares in connection with several financing transactions closed in the first quarter of 2007.

Loan Facilities

As of March 31, 2007, the amounts and maturity dates for our bank loans were as follows.

All amounts, other than percentages, in millions of U.S. dollars

Banks	At March 31,2007	Beginning Date	Ending Date	Duration
Shanghai PuDong Development Bank	-	August 2006	February 2007	6 months
China Construction Bank	-	September2006	September2016	10 years
Shanghai PuDong Development Bank	$3.88	February 2007	February 2008	1 year
Shanghai PuDong Development Bank	$1.29	February 2007	February 2008	1 year
Shanghai PuDong Development Bank	$0.78	November2005	November2007	2 years
Total	$5.95

As of December 31, 2006, our total long-term liabilities were approximately $2.22 million, consisting of a 10-year loan from China Construction Bank (''CCB'') for the purpose of purchasing new office premises in Shenzhen. We received the loan on September 27, 2006. We repaid this loan on March 27, 2007.

On August 16, 2006, we entered into a loan agreement with Shanghai PuDong Development Bank pursuant to which we borrowed RMB 10 million (approximately $1.28 million) with an annual interest rate of 5.94%. The loan was repaid on February16, 2007.

On October 3, 2006, we signed a banking facility agreement with CCB under which CCB agreed to provide a new receivable-based facility to support our efforts in securing new contracts relating to the Safe City Project initiative, also known as ''Plan 3111.'' This facility will provide three possible financing options: (1) the government takes a loan from CCB to finance the project; (2) we sell the accounts receivable to CCB, 85% of the total account receivables value will be paid by CCB to the Company and the remaining 15% will be collected by CCB from the government; from the 15% collected from the government, CCB will retain certain finance charges and pay the remainder over to Company; or (3) we take a loan from CCB to finance the project As part of this agreement, we will make periodic deposits with CCB, which, depending upon the specific project, will provide a maximum factoring capacity of five to ten times the amount deposited. None of the facility has been drawn down as of the date of this Report.

In February 2007, we entered into two short-term loan agreements with Shanghai PuDong Development Bank pursuant to which we borrowed RMB10 million (approximately $1.29 million) at an annual interest rate of 6.15%, and RMB30 million (approximately $3.88 million) with an annual interest rate of 6.39%, respectively. The loans are due in February 2008.

On February 20, 2007, we completed a financing with Citadel pursuant to which we issued to Citadel $60 million aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the ''February Convertible Notes''). This financing replaced an existing bridge financing closed on February 8, 2007 in which we issued to Citadel $60 million aggregate principal amount of senior notes. The February Convertible Notes bear an annual interest rate of 1% and carry an initial conversion price of $18 per share. If the February Convertible Notes are not converted before their maturity, they will be redeemed by us on the maturity date at a redemption price equal to 100% of the principal amount of the February Convertible Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. The net proceeds of approximately $60 million are and will be used for working capital and our acquisition plan.

In April 2007, we completed another financing with Citadel pursuant to which we issued to Citadel $50 million aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the ''April Convertible Notes''). The April Convertible Notes bear an annual interest of 1% and carry an initial conversion price of $23.60 per share. If the April Convertible Notes are not converted before their maturity, they will be redeemed by us on the maturity date at a redemption price equal to 100% of the principal amount of the April Convertible Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. The net proceeds of approximately $50million will be used for working capital and our acquisition plan.

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

Critical Accounting Policies

This ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' is based on our condensed consolidated financial statements, which have been prepared using accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including basis of consolidation, intangible assets, goodwill, inventories, revenue recognition, foreign currency translation, use of estimates and income taxes. Except for the implementation of Financial Accounting Standards Board(''FASB'') Interpretation No. 48 (''FIN 48''), as described below, management believes there have been no material changes during the three months ended March 31, 2007 to the critical accounting policies discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the ''SEC'') on March 21, 2007.

We adopted the provisions of Financial Accounting Standards Board (''FASB'') Interpretation No. 48, ''Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,'' (''FIN48''), on January 1, 2007. We did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: November 1, 2007

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