Form 10-Q/A
period 2007-06-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2007-11-01
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

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

EXPLANATORY NOTE

China Security & Surveillance Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A solely to correct for certain typographical error contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the U.S. Securities and Exchange Commission on August 13, 2007 (the “Original Filing”).

The correction is located under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Results of Operations - Comparison of Three Months Ended June 30, 2007 and June 30, 2006” contained in the second paragraph of page 31 of the Original Filing, wherein the Company stated that “[t]he remaining 32 projects had not been started as of June 30, 2007, and the value of these backlog projects was approximately $28.2 million. During the second quarter of 2007, the Company also completed implementation of 23 contracts signed in first quarter of 2007 (representing all of the contracts that had been signed, but not yet implemented, during first quarter of 2007), and recognized the revenue of $21.9 million related to those contracts.”  The sentence has now been corrected to read “[t]he remaining 32 projects had not been finished as of June 30, 2007, and the value of these backlog projects was approximately $28.2 million. During the second quarter of 2007, the Company also completed implementation of 23 contracts signed in first quarter of 2007 (representing all of the contracts that had been signed, but not yet fully implemented, during first quarter of 2007), and recognized the revenue of $21.9 million related to those contracts.”

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

The following table summarizes the Company's non-cash components during the three months ended June 30, 2007.

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

The following table summarizes the Company's non-cash components during the six months ended June 30, 2007 and 2006:

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

During the second quarter of 2007, we signed 59 new contracts with a total contract value of approximately $45.5 million, of which we recognized $17.3 million in revenues. Of the 59 projects, 27 were finished as of June 30, 2007, and, accordingly, approximately $0.8 million of revenue related to warranty requirements was deferred to the third quarter of 2007. The remaining 32 projects had not been finished as of June 30, 2007, and the value of these backlog projects was approximately $28.2 million. During the second quarter of 2007, the Company also completed implementation of 23 contracts signed in first quarter of 2007 (representing all of the contracts that had been signed, but not yet fully implemented, during first quarter of 2007), and recognized the revenue of $21.9 million related to those contracts. The following table shows the revenues recognized in the second quarter of 2007:

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

Redemption accretion on convertible notes. Redemption accretion on convertible notes for the three months ended June 30, 2007 was $3.8 million, as compared to $0 for the same period in 2006. We raised $110 million from issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be paid if the convertible notes are converted into shares of our common stock before their maturities.

Interest expense. Interest expense for the three months ended June 30, 2007 was $0.3 million, as compared to $0 of the same period in 2006. Such interest expenses increase was primarily due to borrowings under bank loans for our operations.

Income before taxes and minority interest. Our income before taxes and minority interest increased $3.3 million, or 117.9%, to $6.1 million for the three months ended June 30, 2007 from $2.8 million for the same period in 2006. As a percentage of revenues, income before taxes and minority interest decreased to 11.7% for the three months ended June 30, 2007 from 35.0% for the same period in 2006. Such percentage decrease was primarily due to increased non-cash expenses such as redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

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

Redemption accretion on convertible notes. Redemption accretion on convertible notes for the six months ended June 30, 2007 was $5.0 million, as compared to $0 of the same period in 2006. We raised $110 million from the issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be paid if the convertible notes are converted into shares of our common stock before their maturities.

Interest expense. Interest expense for the six months ended June 30, 2007 was $0.4 million, as compared to $0 of the same period in 2006. Such interest expenses increase was primarily due to borrowing under bank loans for our operations.

Income before taxes and minority interest. Our income before taxes and minority interest increased $4.9 million, or 117.9%, to $11.9 million for the six months ended June 30, 2007 from $7.0 million for the same period in 2006. As a percentage of revenues, income before taxes and minority interest decreased to 13.1% for the six months ended June 30, 2007 from 31% for the same period in 2006. Such percentage decrease was primarily due to increased non-cash expenses such as redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

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