Form 10-Q
period 2007-09-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2007-11-13
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2007 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	42,153,676

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
	USD	USD
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,787	$30,980
Accounts receivable, net	50,625	26,754
Related party receivables	434	440
Inventories, net	41,998	19,721
Prepayments & deposits	2,532	3,533
Advances to suppliers	3,726	2,889
Other receivables	6,355	1,697
Tax refundable	80	-
Deferred tax assets - current portion	39	41
Total current assets	185,576	86,055

Deposits for acquisition of subsidiaries, properties and intangible assets	40,188	-
Property, plant and equipment, net	22,937	8,339
Land use rights, net	1,980	1,152
Intangible assets	40,442	9,997
Investment, at cost	13	12
Goodwill	52,231	8,426
Deferred financing cost	159	-
Deferred tax assets - non-current portion	480	462
TOTAL ASSETS	$344,006	$114,443

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

(Continued)

	September 30,	December 31,
	2007	2006
	(Unaudited)
	USD	USD
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - short term	$10,331	$2,272
Accounts payable	16,998	4,000
Accrued expenses	2,452	749
Advances from customers	13,193	5,432
Taxes payable	3,229	1,660
Payable for acquisition of business	21,438	7,500
Deferred income	859	831
Due to a director	-	76
Total current liabilities	68,500	22,520

LONG-TERM LIABILITIES
Notes payable - long term	799	2,010
Convertible notes payable	119,338	-
Total liabilities	188,637	24,530

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	165	94

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized 39,884,136 (September 30, 2007) and 31,824,938 (December 31, 2006) shares issued and outstanding	4	3
Additional paid-in capital	85,463	45,320
Retained earnings	61,977	41,483
Statutory reserves	804	804
Accumulated other comprehensive income	6,956	2,209
Total shareholders' equity	155,204	89,819
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$344,006	$114,443

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD

Revenues	$65,438	$43,448	$156,014	$66,057

Cost of goods sold	45,700	30,588	111,265	45,763

Gross profit	19,738	12,860	44,749	20,294

Selling and marketing	1,455	393	2,913	686
General and administrative	3,836	1,302	9,395	1,975
(including non-cash employee compensation for the three and nine months ended September 30, 2007 and 2006 of $989, $2,055, $0 and $0, respectively)
Depreciation and amortization	1,436	383	3,326	572
Income from operations	13,011	10,782	29,115	17,061

Rental income received from related party	124	127	380	373
Interest income	89	-	314	-
Interest expense	(4,768)	-	(10,192)	-
Equity in net loss of affiliated companies	-	(7)	-	(7)
Gain on disposal of land use right and property	5,517	-	5,517	-
Other income, net	329	123	1,047	577
Income before income taxes and minority interest	14,302	11,025	26,181	18,004

Minority interest in income of consolidated subsidiaries	(19)	(6)	(17)	(6)

Income taxes	(2,587)	(773)	(5,670)	(1,716)
Income from continuing operations	11,696	10,246	20,494	16,282
Loss from discontinued operations, net of taxes	-	(18)	-	(18)
Gain on disposal of discontinued operations, net of taxes	-	34	-	34
Net income	11,696	10,262	20,494	16,298
Foreign currency translation gain	2,185	708	4,747	925

Comprehensive income	$13,881	$10,970	$25,241	$17,223

Net income per share
Basic	$0.30	$0.37	$0.57	$0.66
Diluted	$0.29	$0.36	$0.54	$0.65

Weighted average number of shares outstanding
Basic	38,547,263	27,647,979	35,807,815	24,597,358
Diluted	40,512,247	28,377,362	37,772,753	25,118,122

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

					Accumulated	Statutory
	Common Stock		Additional		Other	Surplus
		Par	Paid-in	Retained	Comprehensive	Reserve
	Shares	Value	Capital	Earnings	Income	Fund	Total
		USD	USD	USD	USD	USD	USD
BALANCE AT JANUARY 1,
2007	31,824,938	$3	$45,320	$41,483	$2,209	$804	$89,819
Warrants exercised (cashless)
per Securities Purchase
Agreement	312,304	-	-	-	-	-	-
Warrants exercised for cash per
Securities Purchase Agreement	552,855	-	2,654	-	-	-	2,654
Common stock issued under Equity
Incentive Plan	1,760,776	-	2,055	-	-	-	2,055
Common stock issued for
acquisition of Cheng Feng	1,361,748	-	7,500	-	-	-	7,500
Common stock issued for
acquisition of Hongtianzhi	2,800,711	1	16,203	-	-	-	16,204
Common stock issued for
acquisition of HiEasy	811,804	-	5,198	-	-	-	5,198
Common stock issued for
acquisition of Tsingvision	459,000	-	6,533	-	-	-	6,533

Foreign currency translation	-	-	-	-	4,747	-	4,747

Net income for the period	-	-	-	20,494	-	-	20,494

BALANCE AT SEPTEMBER
30, 2007	39,884,136	$4	$85,463	$61,977	$6,956	$804	$155,204

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,494	$16,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,326	572
Amortization of loan origination fees	--	10
Issue of warrants for investor relation services	--	185
Amortization of consultancy services	91	78
Amortization of deferred financing cost	18	--
Non-cash employee compensation	2,055	--
Gain on disposal of land use right and property	(5,517)
Redemption accretion on convertible notes	9,338	--
Equity in net loss of affiliated companies	--	7
Non-cash adjustments related to discontinued operations	--	(16)
Deferred taxes	7	(1,088)
Minority interest	17	6

Changes in operating assets and liabilities, net of effects from business acquisitions:
(Increase) decrease in:
Accounts receivable	(16,669)	(5,061)
Related party receivables	23	2,674
Inventories	(10,299)	(12,687)
Prepayments & deposits	1,074	62
Advances to suppliers	183	(2,936)
Other receivables	(3,369)	(2,269)

Increase in:
Accounts payable and accrued expenses	2,640	1,690
Advances from customers	6,664	--
Related party payables	--	109
Tax payable	1,236	631
Deferred income	61	599
Net cash provided by (used in) operating activities	11,373	(1,136)

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

(Continued)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	USD	USD
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,273)	(4,427)
Additions to intangible assets	(854)	(31)
Additions to land use rights	(587)	-
Deposits paid for acquisition of subsidiaries	(18,148)	-
Deposits paid for acquisition of properties and intangible assets	(22,040)	-
Net cash outflow for acquisition of subsidiaries
(net of cash acquired from subsidiaries)	(36,378)	(107)
Proceeds from dispositions of discontinued operations	-	571
Proceeds from disposal of land use right and property	6,125	-
Net cash used in investing activities	(81,155)	(3,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to a director	(73)	12
Issuance of common stock, net of issuing expenses	2,654	22,285
New borrowings, net of issuing cost	117,812	3,508
Repayment of borrowings	(3,481)	-
Net cash provided by financing activities	116,912	25,805

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,677	526

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,807	21,201

Cash and cash equivalents, beginning of period	30,980	2,277
CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,787	$23,478

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

(Continued)

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$640	$-
Income taxes paid	$4,449	$940

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

1,361,748 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $7,500 in the acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd., ("Cheng Feng"), were issued in the first quarter of 2007.

2,800,711 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $16,204 in the acquisition of Shenzhen Hongtianzhi Electronics Co., Ltd., ("Hongtianzhi"), were issued in the second quarter of 2007. (Note 3)

811,804 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $5,198 in the acquisition of HiEasy Electronics Technology Development Co., Ltd., ("HiEasy"), were issued in the third quarter of 2007. (Note 3)

459,000 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $6,533 in the acquisition of Hangzhou Tsingvision Intelligence System Co., Ltd., ("Tsingvision"), were issued in the third quarter of 2007. (Note 3)

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.

BASIS OF PRESENTATION

The accompanying financial statements, as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the "Company") without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2006, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 21, 2007, as amended on March 23, 2007. Amounts as of December 31, 2006 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006, have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivables due from one individual customer exceed 10% of total accounts receivable at September 30, 2007 and December 31, 2006.

(b)

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three and nine months ended September 30, 2007 and 2006.

During the three and nine months ended September 30, 2007 and 2006, approximately 54%, 66%, 98% and 98%, of total inventory purchases were from five suppliers, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(c)

Accounting for Computer Software To Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

As of September 30, 2007 and December 31, 2006, unamortized computer software costs were $1,913 and $267, respectively. During the three and nine months ended September 30, 2007 and 2006, $311, $374, $18 and $18 amortization expense was charged to income, respectively.

(d)

Revenue Recognition

The Company derives the bulk of its revenue from the supply and installation of security and surveillance equipment and the two deliverables do not meet the separation criteria under Emerging Issues Task Force ("EITF") issue 00-21. The installation is not considered to be essential to the functionality of the equipment having regard to the following criteria as set out in Staff Accounting Bulletin ("SAB") 104:

(i)

The security and surveillance equipment is a standard product with minor modifications according to customers' specifications;

(ii)

Installation does not significantly alter the security and surveillance equipment's capabilities; and

(iii)

Other companies which possess the relevant licenses are available to perform the installation services.

In early 2006, the Company began performing much larger security installation contracts than it had been performing previously. As a marketing approach, the Company prepared standard contracts with its new larger customers, whereby 90% of the contract amount was due when installation was complete and payment of the remaining 10% was deferred for one year as a warranty provision. Because of the newness of the larger contracts and the inability to immediately determine the amount of warranty work that would be required, the Company initially deferred recognizing the 10% of the contract amount as revenue and amortized this amount to income over the one year period. During the second and third quarters of 2006, the Company carefully monitored the warranty work requested by its customers, and determined that very little warranty work had been required to be performed.

The Company reduced its estimate of future warranty requirements to approximately 1% of contract installation revenue since the fourth quarter of 2006.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(d)

Revenue Recognition – continued

Revenue from the outright sale of security and surveillance equipment is recognized when delivery occurs and risk of ownership passes to the customers.

The Company derives a portion of its revenue from one-year software upgrades. These services are typical postcontract service ("PCS") arrangements according to AICPA Statement of Position ("SOP") 97-2. Under SOP 97-2, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

(i)

The PCS fee is included with the initial licensing fee;

(ii)

The PCS included with the initial license is for one year or less;

(iii)

The estimated cost of providing PCS during the arrangement is insignificant; and

(iv)

Unspecified upgrades/enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent.

Revenue from security and surveillance system one year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as the Company believes it meets the conditions of SOP 97-2.

(e)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 were $99, $207, $71 and $71, respectively.

(f)

Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three and nine months ended September 30, 2007 and 2006, the Company incurred approximately $160, $363, $37 and $57, respectively.

(g)

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses (included in selling and marketing and general and administrative expenses) for the three and nine months ended September 30, 2007 and 2006 were $128, $255, $45 and $55, respectively.

(h)

Income taxes

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," ("FIN 48"), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(h)

Income taxes - continued

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine month periods ended September 30, 2007. The Company's effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

On March 16, 2007, the National People’s Congress of the People's Republic of China ("PRC") adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rate for our operating subsidiaries may be subject to change. As the implementation detail has not yet been announced, we cannot be sure of the potential impact of such new corporate income tax law on financial position and operating results.

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

(j)

Earnings Per Share

SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

With respect to outstanding warrants, the calculation of diluted earnings per share for the three and nine months ended September 30, 2007. As of September 30, 2007, warrants were outstanding to acquire 450,016 shares of common stock. The dilutive impact on weighted average number of shares was 344,121, 326,965, 300,407 and 91,789 for the three and nine months ended September 30, 2007 and 2006, respectively.

The Company is to issue 1,435,111 shares of common stock in connection with the acquisition of Minking (as described in Note 3) and the exclusive cooperation agreement with Chuang Guan (as described in Note 11) and issued 4,071,515 shares of common stock in connection with the acquisitions of Hongtianzhi, HiEasy and Tsingvision. The impact of these shares has been included in dilutive weighted average number of shares from the date of the closing of the acquisitions, through the earlier of September 30, 2007 or the date the shares were issued.

Approximately 5,452,000 shares of common stock underlying convertible notes were not included in the dilutive calculation for the three months and nine months ended September 30, 2007, as the effect would be anti-dilutive.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS

On April 2, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Chain Star Investments Limited, the holding company of Hongtianzhi. The acquisition was financed with proceeds from the Company’s February Notes (as described in Note 15). The results of operations of Hongtianzhi are included in the Company’s consolidated financial statements beginning on April 2, 2007.

The Company agreed to pay total consideration equaling RMB250,000 (approximately $32,000) in exchange for the 100% ownership of Chain Star Investment Limited, consisting of RMB125,000 (approximately $16,000) in cash and shares of the Company’s common stock valued at RMB125,000 (approximately $16,000). RMB 12,500 (approximately $1,600) of the purchase price was paid as a deposit in October 2006. The balance of the cash portion of the purchase price, RMB 112,500 (approximately $14,400), was paid in April 2007. The number of shares issuable in satisfaction of the equity portion of the purchase price was 2,800,711 shares, which were issued in May and June 2007. Chain Star Investment Limited is a holding company with no assets other than 100% of the equity interests of Hongtianzhi.

The operational control of Hongtianzhi passed to the Company effective April 2, 2007. Government approval to consummate the acquisition was subsequently received. The results of Hongtianzhi’s operations from April 2, 2007 through September 30, 2007 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

On May 11, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Link Billion Limited which is the holding company of HiEasy Electronic Technology Development Co., Ltd. ("HiEasy"). The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as described in Note 15). The results of operations of HiEasy are included in the Company’s consolidated financial statements beginning on May 11, 2007.

The Company agreed to pay total consideration equaling RMB80,000 (approximately $10,000) in exchange for the 100% ownership of Link Billion Limited, consisting of RMB40,000 (approximately $5,000) in cash and shares of the Company’s common stock valued at RMB40,000 (approximately $5,000). RMB32,290 (approximately $4,100) of the purchase price was paid as of the execution of the equity transfer agreement. The balance of the cash portion of the purchase price, RMB7,710 (approximately $900), was paid in June 2007. The number of shares of the Company’s common stock issuable in satisfaction of the equity portion of the purchase price was 811,804 shares, which were issued in August 2007. Link Billion Limited is a holding company with no assets other than 100% of the equity interests of HiEasy.

The operational control of HiEasy passed to the Company effective May 11, 2007. Government approval to consummate the acquisition was subsequently received. The results of HiEasy’s operations from May 11, 2007 through September 30, 2007 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

On June 4, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Allied Rich Limited which is the holding company of Changzhou Minking Electronics Co., Ltd. ("Minking"). The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as described in Note 15). The results of operations of Minking are included in the Company’s consolidated financial statements beginning on June 4, 2007.

The Company agreed to pay RMB200,000 (approximately $26,000) in exchange for 100% ownership of Allied Rich Limited, consisting of RMB100,000 (approximately $13,000) in cash and shares of the Company’s common stock valued at RMB100,000 (approximately $13,000). RMB30,833 (approximately $4,000) of the purchase price was paid as a deposit in March 2007. The balance of the cash portion of the purchase price, RMB69,167 (approximately $9,000), was paid in June 2007. The number of shares issuable in satisfaction of the equity portion of the purchase price was 968,611 shares which were issued in the fourth quarter of 2007. Allied Rich Limited is a holding company with no assets other than 100% of the equity interests of Minking.

The operational control of Minking passed to the Company effective June 4, 2007. The results of Minking’s operations from June 4, 2007 through September 30, 2007 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

On July 2, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Ocean Pacific Technology Limited, the holding company of Hangzhou Tsingvision Intelligence System Co., Ltd. ("Tsingvision"). The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as described in Note 15). The results of operations of Tsingvision are included in the Company’s consolidated financial statements beginning on July 2, 2007.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS - (CONTINUED)

The Company agreed to pay total consideration equaling RMB99,346 (approximately $13,000) in exchange for the 100% ownership of Ocean Pacific Technology Limited, consisting of RMB50,000 (approximately $6,500) in cash and shares of the Company's common stock valued at RMB49,346 (approximately $6,500). RMB 3,000 (approximately $400)of the purchase price was paid as a deposit in April 2007. The balance of the cash portion of the purchase price, RMB 47,000 (approximately $6,100), was paid in May 2007. The number of shares issuable in satisfaction of the equity portion of the purchase price was 459,000 shares, which were issued in August 2007. Ocean Pacific Technology Limited is a holding company with no assets other than 100% of the equity interests of Tsingvision.

The operational control of Tsingvision passed to the Company effective July 2, 2007. The results of Tsingvision’s operations from July 2, 2007 through September 30, 2007 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

The following represents the purchase price allocation at the dates of the acquisition of Hongtianzhi, HiEasy, Minking and Tsingvision based on the valuation reports which were prepared by a third party appraisal firm:

	Hongtianzhi	HiEasy	Minking	Tsingvision	Total
Cash and cash equivalents	$924	$291	$2,680	$410	$4,305
Other current assets	8,998	2,630	7,414	511	19,553
Property, plant and equipment	3,869	200	2,084	112	6,265
Other assets	420	-	364	-	784
Goodwill	20,092	3,154	11,839	8,720	43,805
Intangible assets	6,051	5,587	8,560	3,493	23,691
Current liabilities	(5,931)	(1,480)	(6,805)	(201)	(14,417)
Long-term liabilities	(2,043)	-	-	-	(2,043)
Minority interest in consolidated subsidiaries	(56)	-	-	-	(56)
Total purchase price	$32,324	$10,382	$26,136	$13,045	$81,887

The following tables show supplemental information of the results of operations on a pro forma basis for the nine months ended September 30, 2007 and for the three and nine months ended September 30, 2006 as if the acquisition of Hongtianzhi, HiEasy, Minking and Tsingvision had been completed at the beginning of 2007 and 2006. Since the most recent acquisition was completed on July 2, 2007, there is no pro forma effect on the results of operations for the three months ended September 30, 2007.

For the three months ended September 30, 2006 (Unaudited)

	Historical
		Hongtianzhi,
		HiEasy,
		Minking and	Pro Forma
	The Company	Tsingvision	Adjustments	Pro Forma

Revenues	$43,448	$7,651		$51,099

Income From Operations	$10,782	$2,239	$(539)	$12,482

Net Income	$10,262	$1,707	$(539)	$11,430

Net Income Per Share
Basic	$0.37			$0.35
Diluted	$0.36			$0.34

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS - (CONTINUED)

For the nine months ended September 30, 2007 (Unaudited)

	Historical
		Hongtianzhi,
		HiEasy,
		Minking and	Pro Forma
	The Company	Tsingvision	Adjustments	Pro Forma

Revenues	$156,014	$10,631		$166,645

Income From Operations	$29,115	$1,389	$(798)	$29,706

Net Income	$20,494	$977	$(798)	$20,673

Net Income Per Share
Basic	$0.57			$0.52
Diluted	$0.54			$0.52

For the nine months ended September 30, 2006 (Unaudited)

	Historical
		Hongtianzhi,
		HiEasy,
		Minking and	Pro Forma
	The Company	Tsingvision	Adjustments	Pro Forma

Revenues	$66,057	$17,641		$83,698

Income From Operations	$17,061	$3,450	$(1,618)	$18,893

Net Income	$16,298	$2,663	$(1,618)	$17,343

Net Income Per Share
Basic	$0.66			$0.59
Diluted	$0.65			$0.58

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisition of Hongtianzhi, HiEasy, Minking and Tsingvision.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4.

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

Accounts receivable	$50,884	$26,877
Less: allowance for doubtful accounts	(259)	(123)
Accounts receivable, net	$50,625	$26,754

5.

RELATED PARTY RECEIVABLES

The Company had receivables from several companies whose directors and shareholders are common with the Company. All receivables arise from advances made prior to the date of the reverse merger on September 22, 2005 and from the rental of real estate properties. The receivables are classified as related party receivables on the balance sheets. The balances as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

Related party receivables	$434	$440
Less: allowance for doubtful accounts	-	-
Related party receivables, net	$434	$440

The Company has leased offices to three related parties since January 1, 2004. The leases expire on December 31, 2007. The rental income was $124, $380, $127 and $373 for the three and nine months ended September 30, 2007 and 2006, respectively.

6.

INVENTORIES

Inventories consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Raw materials	$11,360	$2,261
Work in progress	2,073	-
Finished goods	10,615	642
Installations in process	18,479	17,091
Total	42,527	19,994
Less: allowance for obsolete inventories	(529)	(273)
Inventories, net	$41,998	$19,721

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

7.

PREPAYMENTS & DEPOSITS

Prepayments and deposits consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Current portion	$2,532	$3,533
Non current portion

- Deposits paid for acquisition of subsidiaries	18,148	-
- Deposits paid for acquisition of properties and intangible assets	22,040	-
	$40,188	$-

The deposits paid for acquisition of subsidiaries, properties and intangible assets are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

8.

ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $3,726 and $2,889 as of September 30, 2007 and December 31, 2006, respectively.

9.

PROPERTY, PLANT AND EQUIPMENT

On September 30, 2007 and December 31, 2006, property, plant and equipment, at cost, consist of

	September 30,	December 31,
	2007	2006

Buildings	$18,121	$7,450
Leasehold improvements	1,032	888
Plant and equipment	2,384	267
Electronic equipment	2,438	669
Motor vehicles	2,654	938
	26,629	10,212
Less: accumulated depreciation	(3,692)	(1,873)
Property, plant and equipment, net	$22,937	$8,339

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.

LAND USE RIGHTS

Land use rights consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Cost of land use rights	2,204	1,445
Less: Accumulated amortization	(224)	(293)
Land use rights, net	$1,980	$1,152

Amortization expense for the three and nine months ended September 30, 2007 and 2006 was $13, $33, $7 and $22, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007 (for the remaining 3 months)	$11
2008	44
2009	44
2010	44
2011	44
2012	44
Thereafter	1,749
Total	$1,980

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.

INTANGIBLE ASSETS

	September 30,	December 31,
	2007	2006

Trademarks (life of 11 to 25 years)	$12,081	$-
Exclusive cooperation agreement (life of 20 years)	8,834	-
Customer base (life of 5 to 10 years)	7,225	5,840
Patents (life of 10 years)	4,532	-
Technical know-how (life of 9 to 10 years)	5,313	-
Non-compete agreements (life of 5 years)	1,303	953
Contracts in progress (life of 2 to 9 months)	410	177
Surveillance software (life of 5 years)	3,982	3,159
Surveillance recording system (life of 5 years)	500	511
Less: accumulated amortization	(3,738)	(643)
Intangible assets, net	$40,442	$9,997

On September 20, 2007, the Company entered into an exclusive cooperation agreement with Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd. ("Chuang Guan"), which is engaged in the business of system integration, pursuant to which the parties have agreed, among other things, that the Company will provide various items to Chuang Guan, including training services, provision of technology licenses, equipment, consultations, workforces and other related services. Chuang Guan will subcontract all its work to the Company or its designees to the extent permitted by the local laws and regulations either at the face value of the contract or at the face value of the contract minus the costs or expenses incurred by Chuang Guan. Chuang Guan has agreed to add the Company’s name to its market materials and its marketing and business development activities will be conducted either in the name of both Chuang Guan and the Company or through a joint venture established by the parties. The valuation of the agreement was determined by a third party appraisal firm. The Company did not acquire any of the assets or liabilities of Chuang Guan, and the entire purchase price was allocated to an intangible asset, consisting of an exclusive cooperation relationship. The Company’s total cost for entry into the exclusive cooperation agreement amounted to $8,834, after taking into account of certain discounts of the shares issued to Chuang Guan due to the fact that the issued shares are restricted shares. 466,500 restricted shares were issued in the fourth quarter of 2007.

The Company acquired Hongtianzhi, HiEasy, Minking and Tsingvision and entered into the exclusive cooperation agreement with Chuang Guan during the second and third quarters of 2007. The Company acquired Cheng Feng in 2006. The valuation and allocation of the intangible assets were determined by third party appraisal firms.

In November 2006, the Company acquired the security and surveillance business of Jian Golden An Ke Technology Co. Ltd., or "Jian An Ke," Shenzhen Golden Guangdian Technology Co. Ltd., or "Shenzhen Guangdian," Shenyang Golden Digital Technology Co. Ltd., or "Shenyang Golden," and Jiangxi Golden Digital Technology Co. Ltd., or "Jiangxi Golden," of which the Company’s CEO and director Guoshen Tu formerly owned 80%, 60%, 42% and 90%, respectively. These four companies are referred herein as the Four-Related Companies. The former minority shareholders of the Four-Related Companies received in aggregate 850,000 shares of the Company’s common stock in exchange for the value of the Four-Related Companies, which was determined to be $6,970 by a third party valuation firm. Mr. Tu did not receive any consideration in the Company’s acquisition of the Four-Related Companies. However, his wife, Ms. Zhiqun Li, was issued 100,000 of the 850,000 shares for her ownership in Jian An Ke. Simultaneously with the receipt of her shares of the Company’s common stock, Ms. Li transferred all of the shares she received to employees of the company in which she had an ownership interest. The other minority shareholders of the Four-Related Companies also transferred a portion of the Company’s stock they received to employees of the Four-Related Companies and others. The shares transferred to the employees were considered to be performance incentives for services rendered by them prior to the acquisition. Shenzhen Guangdian is engaged in the business of manufacturing and distributing security and surveillance products. The other three companies are engaged in the business of distributing security and surveillance products.

The Company’s intangible assets acquired from Shenzhen Yuan Da Wei Shi Technology Limited ("Yuan Da") represent the value determined by an independent accounting firm for the intellectual property pertaining to a surveillance recording system developed by Yuan Da which was acquired by the Company on December 31, 2005.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.

INTANGIBLE ASSETS - (CONTINUED)

The amortization expense for the three and nine months ended September 30, 2007 and 2006 was $1,109, $2,574, $250 and $327, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2007 (for the remaining 3 months)	$1,164
2008	4,715
2009	5,514
2010	4,611
2011	3,174
2012	2,532
Thereafter	18,732
Total	$40,442

12.

NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Bank loans	$11,130	$4,282
Less: current portion	(10,331)	(2,272)
Long-term portion	$799	$2,010

	Long-term	Short-term
At September 30, 2007, notes payable are due as follows:	notes	notes	Total
2007 (for the remaining 3 months)	$120	$1,864	$1,984
2008	480	7,987	8,467
2009	679	--	679
Total	$1,279	$9,851	$11,130

On May 28, 2007, the Company entered into a loan agreement with a Chinese bank. The Company borrowed RMB20,000 (approximately $2,663) with an annual interest rate of 5.913%. The loan is due in May 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The loan is guaranteed by the CEO of the Company and by a subsidiary of the Company.

On February 16, 2007, the Company entered into a loan agreement with a Chinese bank. The Company borrowed RMB 10,000 (approximately $1,331) with an annual interest rate of 6.39%. The loan is due in February 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the CEO of the Company and by Chuang Guan.

On February 2, 2007, the Company entered into a loan agreement with a Chinese bank. The Company borrowed RMB 30,000 (approximately $3,993) with an annual interest rate of 6.12%. The loan is due in February 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the CEO of the Company and by Chuang Guan.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12.

NOTES PAYABLE - (CONTINUED)

On November 27, 2006, the Company entered into a loan agreement with a Chinese bank. The Company borrowed RMB 8,000 (approximately $1,065) with an annual interest rate of 6.732%. The loan is due in November 2007, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the construction of the Company’s factory. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for other purposes. The land use rights are pledged as collateral for the bank loan.

The long term note payable is from another Chinese bank. As of September 30, 2007, total long term liabilities were RMB9,600 (approximately $1,279), consisting of a 3-year loan payable to a Chinese bank. This loan was entered into on January 17, 2006 and matures on March 3, 2009, with an annual interest rate of 6.435%. The loan agreement requires the Company to use the loan proceeds only for the construction of the Company’s factory. The loan is collateralized by the personal assets of the CEO of one of the Company’s subsidiaries.

On August 16, 2006, the Company entered into a loan agreement with a Chinese bank, guaranteed by the CEO of the Company. The Company borrowed RMB 10,000 (approximately $1,331) with an annual interest rate of 5.94% payable at the end of each month. The loan was repaid in February 2007.

On November 1, 2005, the Company entered into a loan agreement with a Chinese bank in the amount of RMB 6,000 (approximately $799) with an annual interest rate of 5.76%. The loan is due on November 7, 2007, and the interest is payable at the end of each quarter. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations.

The loan is guaranteed by two third-party companies. According to the guaranty and security agreement, the loan is also collateralized by the office building owned by a subsidiary and the personal assets of the subsidiary’s CEO. The Company is required to pay the guarantors an annual guaranty fee equal to 2.5% of the loan principal amount and an annual management and security fee equal to 3% of the loan principal amount. The Company prepaid these fees in November 2005 and amortizes the fees throughout the loan term. The Company is also required to pay the guarantors a loan default fee equal to 20% of the loan principal amount plus interest at 10.7% if the loan is in default.

13.

DEFERRED INCOME

Deferred income balances as of September 30, 2007 and December 31, 2006 were $859 and $831, respectively, and represented amounts invoiced but deferred as revenues as an estimated warranty reserve.

14.

DUE TO A DIRECTOR

The Company had received advances from a director that were repaid during the nine months ended September 30, 2007. The advances were non-interest bearing and were repayable upon demand. The balances due to the director were $0 and $76, at September 30, 2007 and December 31, 2006, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.

CONVERTIBLE NOTES PAYABLE

On February 20, 2007, pursuant to a notes purchase agreement and indenture with Citadel Equity Fund Ltd. ("Citadel"), the Company issued to Citadel $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the "February Notes"). The terms of the February Notes indenture was subsequently amended on each of March 29, 2007 and April 24, 2007. The February Notes financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company had issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear an annual interest of 1%. All the net proceeds from the sales of the February Notes are and will be used for the Company’s working capital and acquisition plan.

Under the February Notes indenture, the February Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $18 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the February Notes are not converted before maturity, the February Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the February Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day variable weighted average price ("VWAP") during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $30.0 per share of common stock, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis (the "February Notes 2010 Mandatory Conversion"). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $35.0 per share of common stock (the "February Notes 2011 Mandatory Conversion Trigger") and the February Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the February Notes to convert all of the then-outstanding principal amount of the February Notes at the then applicable conversion price. If the February Notes 2011 Mandatory Conversion Trigger occurs and the February Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis.

On April 24, 2007, pursuant to another notes purchase agreement with Citadel, the Company issued to Citadel $50,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the "April Notes"). The April Notes bear an annual interest of 1%. All the net proceeds from the sales of the April Notes are and will be used for the Company’s working capital and acquisition plan.

Under the April Notes indenture, the April Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $23.60 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the April Notes are not converted before maturity, the April Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the April Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day VWAP during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $40.0 per share of common stock, the Company shall, within one trading day, force holders of the April Notes to convert 50% of the then-outstanding principal amount of the April Notes at the then applicable conversion rate on a pro rata basis (the "April Notes 2010 Mandatory Conversion"). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $45.00 per share of common stock (the "April Notes 2011 Mandatory Conversion Trigger") and the April Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the April Notes to convert all of the then-outstanding principal amount of the April Notes at the then applicable conversion price. If the April Notes 2011 Mandatory Conversion Trigger occurs and the April Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the April Notes to convert 50% of the then-outstanding principal amount of the April Notes at the then applicable conversion rate on a pro rata basis.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.

CONVERTIBLE NOTES PAYABLE - (CONTINUED)

The February Notes and April Notes indentures, the notes purchase agreements and certain investor rights agreements between the Company and Citadel entered into in connection with the February Notes and April Notes financings contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the February Notes and the April Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock. As of September 30, 2007, the Company has complied with all the required covenants.

The Company has accreted $4,363 and $9,338 for the three and nine months ended September 2007 of the additional redemption amount related to the February Notes and April Notes, which amount is included in interest expense.

Approximately $176 of legal fees and other costs directly associated with the issuance of the February Notes and April Notes is recorded as deferred financing costs in the balance sheet at September 30, 2007. The Company has amortized these financing costs over the life of the February Notes and April Notes. The interest expense for the three and nine months ended September 30, 2007 was $9 and $18, respectively.

16.

ISSUANCE OF COMMON STOCK AND WARRANTS

On April 4, 2006, the Company entered into a securities purchase agreement with certain investors for the sale of 2,666,667 shares of the Company’s common stock at a price of $3.00 per share. Net proceeds to the Company from the sale of the common stock were approximately $7,400.

Pursuant to this securities purchase agreement, the Company also issued warrants to a private placement agent to purchase 416,667 shares of its common stock as commission for its services in connection with the private placement. A total of 150,000 of the warrants are exercisable at a price of $3.80 per share, which is the closing bid price for the Company’s common stock as of the date of closing under such agreement, and a total of 266,667 of the warrants are exercisable at a price of $3.00 per share. All of the warrants have a term of 5 years and include a cashless exercise feature. 90,000 and 90,000 warrants were exercised during the three and nine months ended September 30, 2007, respectively.

On July 6, 2006, the Company entered into another securities purchase agreement with certain accredited investors relating to the private placement of units, consisting of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock.

Such securities purchase agreement was amended on each of July 30, 2006 and July 31, 2006. Closing thereunder occurred July 31, 2006. The purchase price of each unit was $3.50 and the exercise price for each whole warrant was set at $4.80. The warrants have a term of five years and include a cashless exercise feature which does not apply when there is an effective registration statement covering the shares underlying the warrants. In addition, the Company had granted a put right to all of the investors which would have allowed the investors to require the Company to repurchase all, but not less than all, of the securities issued pursuant to such securities purchase agreement if the Company had failed to obtain the necessary governmental approvals to consummate the acquisition of Cheng Feng on or before December 31, 2006. As such governmental approvals were obtained before December 31, 2006, the put right has terminated.

Pursuant to this securities purchase agreement, the Company sold 4,634,592 units to certain accredited investors at $3.50 per unit for gross proceeds of $16,200.

Net proceeds to the Company from the sale of all of the units pursuant to such securities purchase agreement were approximately $14,900. 69,999 and 552,855 warrants were exercised at $4.80 per share during the three and nine months ended September 30, 2007, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16.

ISSUANCE OF COMMON STOCK AND WARRANTS - (CONTINUED)

In conjunction with execution of this securities purchase agreement, the Company also executed a registration rights agreement under which it was obligated to file registration statements on Form S-4 and Form S-1, or other available form, to register the shares and the shares underlying the warrants for resale, within 45 days and 55 days after the closing date, respectively. The Company was obligated to use its best efforts to cause the registration statement to be declared effective within 150 days of the closing date, and was liable for payment of penalties to the purchasers in the event the registration statement has not declared effective within the 150-day period. The Company filed the registration statements on Form S-4 and Form S-1 on October 3, 2006 and October 23, 2006 and they were declared effective on November 13, 2006 and November 15, 2006, respectively.

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commission for their services in connection with the private placement. 0 and 324,421 of such warrants were exercised using the cashless exercise feature during the three and nine months ended September 30, 2007.

A summary of the status of the Company’s warrants issued in 2006 as described above, and the changes during the three months ended September 30, 2007 and 2006, is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Prices	Shares	Prices
Outstanding at July 1	610,015	$4.23	516,667	$2.95
Granted	-	-	1,251,339	4.64
Exercised	(159,999)	(3.79)	-	-
Outstanding at September 30	450,016	4.39	1,768,006	4.15
Warrants exercisable at September 30	450,016	$4.39	1,768,006	$4.15

A summary of the status of the Company’s warrants issued in 2006 as described above, and the changes during the nine months ended September 30, 2007 and 2006, is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Prices	Shares	Prices
Outstanding at January 1	1,417,292	$4.40	100,000	$1.85
Granted	-	-	1,668,006	4.29
Exercised	(967,276)	(4.38)	-	-
Outstanding at September 30	450,016	4.39	1,768,006	4.15
Warrants exercisable at September 30	450,016	$4.39	1,768,006	$4.15

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17.

EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. During the three and nine months ended September 30, 2007, the Company has granted 720,176 and 1,812,576 shares of restricted stock. During the three and nine months ended September 30, 2007, 22,900 and 51,800 shares of restricted stock were retired. The shares issued vest over a four-year period, and at issue resulted in total deferred compensation of $25,885. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and nine months ended September 30, 2007, the Company has recognized $989 and $2,055 of compensation expense under the plan, respectively. As of September 30, 2007, there was $23,830 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four-year period.

The following table summarizes the status of the Company's nonvested restricted stock awards during the three months ended September 30, 2007:

	Nonvested Restricted Stock and Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Values

Outstanding at July 1, 2007	975,879	$14.24
Granted	720,176	21.70
Vested	(76,613)	(15.25)
Retired	(22,900)	(14.20)
Outstanding at September 30, 2007	1,596,542	$17.56

The following table summarizes the status of the Company's nonvested restricted stock awards during the nine months ended September 30, 2007:
	Nonvested Restricted Stock and Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Values

Outstanding at January 1, 2007	–	$–
Granted	1,812,576	17.20
Vested	(164,234)	(14.70)
Retired	(51,800)	(14.20)
Outstanding at September 30, 2007	1,596,542	$17.56

18.

SUBSEQUENT EVENTS

On October 29, 2007, the Company’s common stock started trading on the New York Stock Exchange under the symbol "CSR".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, our future operating results, our expectations regarding the market for security and surveillance products, our expectations regarding the continued growth of the security and surveillance market, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause our actual results to differ materially from those anticipated, expressed or implied in the forward-looking statements. These risks and uncertainties include, but not limited to, the factors mentioned in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2006, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities Exchange Commission (the "SEC"). The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references in this Quarterly Report to "CSST," "we," "us," "our," or the "Company" are to China Security & Surveillance Technology, Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) "Safetech" are to China Safetech Holdings Limited, a British Virgin Islands corporation and a wholly owned subsidiary of the Company; (ii) "Golden" are to Golden Group Corporation (Shenzhen) Limited, a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company; (iii) "Cheng Feng" are to Shanghai Cheng Feng Digital Technology Co. Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company; (iv) "Hongtianzhi" are to Shenzhen Hongtianzhi Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company; (v) "Minking" are to Changzhou Minking Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company; (vi) "HiEasy" are to HiEasy Electronic Technology Development Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company; (vii) "Tsingvision" are to Hangzhou Tsingvision Intelligence System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company; (viii) "BVI" are to the British Virgin Islands; (ix) "PRC" and "China" are to the People’s Republic of China; (x) "U.S. dollar," "$" and "US$" are to United States dollars; (xi) "RMB" are to Yuan Renminbi of China; (xii) "Securities Act" are to the Securities Act of 1933, as amended; and (xiii) "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Overview of Our Business

China Security & Surveillance Technology, Inc. is a Delaware holding company whose China-based operating subsidiaries are primarily engaged in manufacturing, distributing, installing and servicing security and surveillance products and systems and developing security and surveillance related software in China. In July 2006, we acquired 100% of the equity of Cheng Feng. On April 2, 2007, we acquired 100% of the equity of Chain Star Investment, a Hong Kong corporation and the holding company of Hongtianzhi, a manufacturer of digital cameras. On May 11, 2007, we acquired 100% of the equity of Link Billion Limited, a Hong Kong corporation and the holding company of HiEasy, a software developer. On June 4, 2007, we acquired 100% of the equity of Allied Rich Limited, a Hong Kong corporation and the holding company of Minking, a manufacturer of high speed dome cameras.

Our customers are mainly comprised of (i) governmental entities (including customs agencies, courts, public security bureaus and prisons), (ii) non-profit organizations (including schools, museums, sports arenas and libraries) and (iii) commercial entities (including airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues). These account for approximately 42%, 1%, and 57% of our revenues, respectively.

A majority of our revenues is derived from the provision of security and surveillance packaged solutions which include the products, installation and after sale service maintenance to our customers. Because majority of our revenues are derived from the installation, they are generally non-recurring. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solutions are included for the first year from the date of completion. Our customers have an option to sign up for our maintenance program after the first year.

Our sales network covers most of China’s populated areas and we do not rely on any particular region for our business. Among our subsidiaries, Golden has 33 branch offices in provincial cities, Cheng Feng has 22 distribution points, Hongtianzhi has 53 distribution points, HiEasy has 11 distribution points, Minking has 10 distribution points and Tsingvision has 4 distribution points.

In the third quarter of 2007, we acquired 100% of the equity of Ocean Pacific Technology Limited with a total consideration of approximately $13.05 million (RMB 99.35 million). Ocean Pacific Technology Limited is a Hong Kong corporation and the holding company of Tsingvision. The acquisition closed on July 2, 2007, as a result, the results of operations of Tsingvision are included in the Company’s consolidated financial statements beginning on July 2, 2007. Tsingvision is engaged in the business of researching and developing digital audio and video software products.

On September 20, 2007, we entered into an exclusive cooperation agreement with Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd. ("Chuang Guan") which is engaged in the business of system integration. Under the exclusive cooperation agreement, the parties have agreed, among other things, that our subsidiary Golden will provide various services to Chuang Guan, including training services, provision of technology licenses, equipments, consultations, workforces and other related services. Chuang Guan will subcontract all its work to Golden or its designees to the extent permitted by the PRC laws and regulations either at the face value of the contract or at the face value of the contract minus the costs or expenses incurred by Chuang Guan. Chuang Guan has agreed to add Golden’s name into its market materials and its marketing and business development activities will be conducted either in the name of both Chuang Guan and Golden or through a joint venture established by the parties. In addition, we have agreed to pay a total consideration of approximately $8.8 million to Chuang Guan, consisting of RMB 5 million (approximately $0.7 million) in cash and $8.1 million in shares of the Company’s common stock (466,500 shares), which will be issued to Chuang Guan or its designees within 90 days after the signing of the agreement. The term of the agreement is 20 years which is automatically renewable for another 20 years unless terminated by Golden.

Recent Developments

We have received approval for listing on the New York Stock Exchange ("NYSE") and our common stock started trading on the NYSE under the symbol "CSR" on October 29, 2007.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third quarter of 2007 and growth in our revenues and net income. The security and surveillance product market in China continued to expand in the third quarter of 2007 due, in part, to several programs and regulatory drivers initiated by the Chinese government, such as State Ordinance 458 and the Safe City program, which require many public places, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques, to install security systems. In addition, the economic development in China and the fact that the population in China in general is becoming relatively wealthier also contributed to increased demand for security and surveillance products within various industries and organizations, such as residential estates, factories and shopping centers. Our third fiscal quarter financial results also benefited from the consolidation of companies acquired in 2007, which contributed approximately $15.4 million revenues in aggregate, accounting for approximately 23.5% of the total revenues of the third quarter of 2007. Among the newly acquired companies, Tsingvision which we acquired in July 2007 contributed approximately $0.8 million revenues in the third quarter of 2007.

The following are some financial highlights for the third quarter of 2007:

  Revenues: Revenues increased $22.0 million, or 50.6%, to $65.4 million for the third quarter of 2007, from $43.4 million for the same period last year.

  Gross margin: Gross margin was 30.2% for the third quarter of 2007, compared to 29.6% for the same period in 2006. Such increase was mainly due to a change in product mix, higher margin from some of the installation projects and better economics of scale.

  Income from operations: Income from operations increased $2.2 million, or 20.7%, to $13.0 million for the third quarter of 2007, from $10.8 million for the same period last year.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 19.9% for the third quarter of 2007, compared to 24.8% during the same period in 2006.

  Net income: Net income increased $1.4 million, or 14.0%, to $11.7 million for the third quarter of 2007, from $10.3 million for the same period last year.

  Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 17.9% for the third quarter of 2007, compared to 23.6% for the same period in 2006. The decrease was mainly due to non-cash expenses.

  Fully diluted net income per share: Fully diluted net income per share was $0.29 for the third quarter of 2007, as compared to $0.36 for the same period last year.

  Non-cash items: Non-cash items included (i) the redemption accretion on convertible notes of $4.4 million, (ii) depreciation and amortization of $1.4 million, and (iii) non-cash employee compensation expense of $1.0 million for the third quarter of 2007. Total non-cash items are $6.8 million, an increase of $6.4 million, or 1686.8%, from $0.4 million for the same quarter of last year.

The following table summarizes the Company’s non-cash components during the three months ended September 30, 2007.

All amounts, other than for share and per share amounts, in millions of U.S. dollars

	Three Months Ended September 30,

Non-cash items	2007	2006	Increase
Depreciation and amortization	$1.44	$0.38	$1.06
Non-cash employee compensation	0.99	-	0.99
Redemption accretion on convertible notes	4.36	-	4.36
Total	$6.79	$0.38	$6.41
Non-cash items per share - basic
Depreciation and amortization	$0.04	$0.01	$0.03
Non-cash employee compensation	0.03	-	0.03
Redemption accretion on convertible notes	0.11	-	0.11
Total non-cash items per share - basic	$0.18	$0.01	$0.17
Non-cash items per share - diluted
Depreciation and amortization	$0.04	$0.01	$0.03
Non-cash employee compensation	0.02	-	0.02
Redemption accretion on convertible notes	0.11	-	0.11
Total non-cash items per share - diluted	$0.17	$0.01	$0.16

Net income per share - basic	$0.30	$0.37
Net income per share - diluted	$0.29	$0.36
Weighted average number of shares outstanding
Basic	38,547,263	27,647,979
Diluted	40,512,247	28,377,362

The following table summarizes the Company’s non-cash components during the nine months ended September 30, 2007 and 2006.

All amounts, other than for share and per share amounts, in millions of U.S. dollars

	Nine Months Ended September 30,

Non-cash items	2007	2006	Increase
Depreciation and amortization	$3.33	$0.57	$2.76
Non-cash employee compensation	2.06	-	2.06
Redemption accretion on convertible notes	9.34	-	9.34
Total	$14.73	$0.57	$14.16
Non-cash items per share - basic
Depreciation and amortization	$0.09	$0.02	$0.07
Non-cash employee compensation	0.06	-	0.06
Redemption accretion on convertible notes	0.26	-	0.26
Total non-cash items per share - basic	$0.41	$0.02	$0.39
Non-cash items per share - diluted
Depreciation and amortization	$0.09	$0.02	$0.07
Non-cash employee compensation	0.05	-	0.05
Redemption accretion on convertible notes	0.25	-	0.25
Total non-cash items per share - diluted	$0.39	$0.02	$0.37
Net income per share - basic	$0.57	$0.66
Net income per share - diluted	$0.54	$0.65
Weighted average number of shares outstanding
Basic	35,807,815	24,597,358
Diluted	37,772,753	25,118,122

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

All amounts, other than percentages, in millions of U.S. dollars

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
Revenues	$65.4	100.0%	$43.4	100.0%	$156.0	100.0%	$66.1	100.0%
Cost of goods sold	45.7	69.8%	30.6	70.4%	111.3	71.3%	45.8	69.3%
Gross profit	19.7	30.2%	12.8	29.6%	44.7	28.7%	20.3	30.7%
Expenses
Selling and marketing	1.4	2.1%	0.4	0.9%	2.9	1.9%	0.7	1.1%
General and administrative	2.8	4.3%	1.3	3.0%	7.3	4.7%	2.0	3.0%
Non-cash employee compensation	1.0	1.5%	-	0.0%	2.1	1.3%	-	0.0%
Depreciation and amortization	1.4	2.1%	0.4	0.9%	3.3	2.1%	0.6	0.9%
Income from operations	13.0	19.9%	10.7	24.8%	29.1	18.7%	17.0	25.7%
Other income, net	6.0	9.2%	0.4	0.7%	7.3	4.7%	1.0	1.5%
Interest expense	(0.4)	-0.6%	-	0.0%	(0.9)	-0.6%	-	0.0%
Redemption accretion on convertible
notes	(4.4)	-6.7%	-	0.0%	(9.3)	-6.0%	-	0.0%
Income before income taxes	14.3	21.9%	11.1	25.3%	26.2	16.8%	18.0	27.2%
Income taxes	(2.6)	-4.0%	(0.8)	-1.8%	(5.7)	-3.7%	(1.7)	-2.6%
Net income	$11.7	17.9%	$10.3	23.5%	$20.5	13.1%	$16.3	24.7%

Comparison of Three Months Ended September 30, 2007 and September 30, 2006

Revenues. Our revenues are generated from the supply and installation of security and surveillance packaged products. During the three months ended September 30, 2007, we experienced solid growth in revenues. Revenues increased $22.0 million, or 50.6%, to $65.4 million for the three months ended September 30, 2007 from $43.4 million for the three months ended September 30, 2006. The increase in revenues was mainly attributable to growth in the security and surveillance market in China, the increased market demand for our products and our increased brand recognition. Our strategic efforts to increase our distribution channels during 2005 and 2006 and sufficient working capital from our recent fundraising activities also allowed us to successfully take advantage of the growth in market demand in the third quarter of 2007. After Hongtianzhi, HiEasy, Minking and Tsingvision became our wholly owned subsidiaries, we consolidated the financial results of these four companies in the third quarter of 2007, which contributed $6.8 million, $2.3 million, $5.5 million and $0.8 million to revenues in the third quarter of 2007, respectively. We consolidated the financial results of Cheng Feng starting from the third quarter of 2006. Cheng Feng had revenues of $5.4 million in the third quarter of 2007. Management expects revenue growth to remain strong due to (i) continued growth in the security and surveillance market both within the corporate and government sectors, (ii) better capitalization of the Company to fuel our growth, (iii) continued enhancement of our branding and profiling in China, and (iv) our acquisition strategy intended to boost our market share and competitiveness.

During the third quarter of 2007, we signed 49 new installation project contracts with a total contract value of approximately $51.4 million, of which we recognized $12.7 million in revenues. Of the 49 projects, 16 were finished as of September 30, 2007, and, accordingly, approximately $0.8 million of revenues related to warranty requirements was deferred to the fourth quarter of 2007. The remaining 33 projects had not been finished as of September 30, 2007. The total installation backlog projects and the backlog from sales of parts were approximately $38.7 million and $6 million, respectively. During the third quarter of 2007, the Company also completed implementation of 29 contracts signed before the third quarter of 2007 (representing all of the contracts that had been signed, but not yet fully implemented, during the second quarter of 2007), and recognized revenues of $28.2 million related to those contracts. The following table shows the revenues recognized in the third quarter of 2007:

(In millions of U.S. dollars)

Revenue recognized from contracts signed before the third quarter of 2007	$28.2
Revenue recognized from contracts signed in the third quarter 2007	$12.7
Revenue recognized from Cheng Feng	$5.4
Revenue recognized from Hongtianzhi	$6.8
Revenue recognized from HiEasy	$2.3
Revenue recognized from Minking	$5.5
Revenue recognized from Tsingvision	$0.8
Other revenue recognized in the third quarter 2007	$3.7
Total revenue recognized in the third quarter 2007	$65.4
Revenue deferred	$0.8
Backlog of contracts for projects and sales of parts signed before September 30, 2007	$44.7

Components of Revenues. The following table shows the different components comprising our total revenues during the three months ended September 30, 2007 and 2006.

All amounts in millions of U.S. dollars

	Three months ended September 30,
	2007	2006

Security systems and installation	$40.9	$38.7
Sales of parts	24.5	4.7

Total	$65.4	$43.4

Income from installation projects contributed 62.5% of our revenues for the three months ended September 30, 2007, as compared to 89.2% for the same period last year. Management believes that revenues from the installation projects and sales of parts will continue to be the Company’s major revenue source in the next a few years. With the acquisitions of Cheng Feng, Hongtianzhi, Minking, HiEasy, Tsingvision and other planned acquisitions, management believes that the percentage of revenues from the sale of parts will increase in the future.

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased $15.1 million, or 49.4%, to $45.7 million for the three months ended September 30, 2007 from $30.6 million during the same period in 2006. This dollar increase was primarily attributable to the increase of our revenues in the third quarter of 2007. Components of cost of goods sold in the three months ended September 30, 2007 and 2006 are as follows:

All amounts in millions of U.S. dollars

	Three months ended September 30,
	2007	2006

Purchases of raw material (for installation)	$27.4	$26.1
Installation labor	0.5	0.4
Purchases of parts	14.7	3.2
Other	3.1	0.9

Total	$45.7	$30.6

Installation labor and costs for raw materials for installation accounted for 1.1% and 60.0% of the total cost of goods sold for the three months ended September 30, 2007, respectively, as compared to 1.3% and 85.3% for the same period in 2006. The percentage of cost of goods sold related to the sales of parts represented approximately 32.2% of the total cost of goods sold in the third quarter of 2007 as compared to 10.5% for the same period in 2006 mainly due to the increase of the percentage of revenues contributed by sale of parts.

Gross profit. Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $6.9 million, or 53.5%, to $19.7 million for the three months ended September 30, 2007 from $12.8 million for the same period last year. Gross margin for the three months ended September 30, 2007 was 30.2%, as compared to 29.6% for the same period of 2006. We were able to benefit from economies of scale and reductions in our per unit costs of raw materials, components and labor because of the significant increase of sales volume in the third quarter of 2007. The increase of our gross margin in the third quarter of 2007 also resulted from the change of product mix, where certain higher margin products accounted for a higher percentage of our revenues. In addition, we recognized revenues from some Safe City projects which have a higher gross profit.

Selling and marketing expenses. Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses increased $1.0 million, or 270.2%, to $1.4 million for the three months ended September 30, 2007 from $0.4 million for the same period in 2006. This dollar increase was primarily attributable to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision, which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 2.1% for the three months ended September 30, 2007 from 0.9% for the same period in 2006. The percentage increase was mainly due to the hiring of additional staff and the increased cost in promotion with our products to new customers.

General and administrative expenses. Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general and administrative expenses increased $1.5 million, or 118.7%, to $3.8 million for the three months ended September 30, 2007 from $1.3 million of the same period in 2006. As a percentage of revenues, general and administrative expenses increased to 4.3% for the three months ended September 30, 2007 from 3.0% for the same period in 2006. The dollar and percentage increase was mainly due to the increase of the non-cash employee compensation as discussed below, consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision, the hiring of additional staff, the increased costs in connection with documenting and testing our internal controls and professional expenses related to the costs of being a public reporting company.

Non-cash employee compensation. Non-cash employee compensation for the three months ended September 30, 2007 increased by $1.0 million from $0 of the same period in 2006, primarily as a result of the adoption of the equity incentive plan in February 2007 and grants to senior management and other staff made under the equity incentive plan after its adoption.

Depreciation and amortization. Our depreciation and amortization costs increased $1.0 million, or 274.9%, to $1.4 million for the three months ended September 30, 2007 from $0.4 million for the same period in 2006. As a percentage of revenues, depreciation and amortization expenses increased to 2.1% for the three months ended September 30, 2007 from 0.9% for the same period in 2006. Such dollar and percentage increase was primarily due to the amortization of intangible assets from the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision.

Income from operations. Our income from operations increased $2.2 million, or 20.7%, to $13.0 million for the three months ended September 30, 2007 from $10.8 million for the same period in 2006. As a percentage of revenues, income from operations decreased to 19.9% for the three months ended September 30, 2007 from 24.8% for the same period in 2006. Such percentage decrease was primarily due to the increase of our selling and marketing expenses as well as the general and administrative expenses as discussed above.

Other income. Our other income increased $5.6 million, or 2,416.7%, to $6.0 million for the three months ended September 30, 2007 from $0.4 million for the same period in 2006. As a percentage of revenues, other income increased to 9.2%for the three months ended September 30, 2007 from 0.7% for the same period in 2006. Such percentage increased was primarily due to gain on disposal of certain property and land use right. Net proceeds of $5.5 million from such disposition were recognized in the third quarter of 2007. Fully diluted net proceeds per share were $0.14 for the third quarter of 2007, as compared to $0 for the same period last year.

Interest expense. Interest expense for the three months ended September 30, 2007 was $0.4 million, as compared to $0.0 of the same period in 2006. Such increase was primarily due to borrowing under bank loans for our operations.

Redemption accretion on convertible notes. Redemption accretion on convertible notes for the three months ended September 30, 2007 was $4.4 million, as compared to $0 for the same period in 2006. We raised $110 million from issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be paid if the convertible notes are converted into shares of our common stock before their maturities.

Income before taxes. Our income before taxes increased $3.3 million, or 30.0%, to $14.3 million for the three months ended September 30, 2007 from $11.0 million for the same period in 2006. As a percentage of revenues, income before taxes decreased to 21.9% for the three months ended September 30, 2007 from 25.3% for the same period in 2006. Such percentage decrease was primarily due to increased non-cash expenses including the redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

Income taxes. Foreign Invested Enterprises ("FIEs") established in the PRC are generally subject to an enterprise income tax ("EIT"). FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiaries Golden and Hongtianzhi, are subject to an EIT rate of 15% for the fiscal year 2007. Our subsidiaries Cheng Feng is subject to an EIT rate of 7.5% for fiscal year 2007 due to the software and high technology company status. HiEasy, Minking and Tsingvision are subject to an EIT rate of 0% since the date of acquisition because their holding companies are foreign companies. We anticipate that our effective tax rate will change from the current 18.2% in the three months ended September 30, 2007 because the companies we acquired and intend to acquire are located in different cities and may have different tax rates.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, which will take effect as of January 1, 2008. Under the new EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to EIT at the rate of 25.0% on its global income. The new EIT Law, however, does not define the term "de facto management bodies." If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our global income will be subject to PRC income tax at a tax rate of 25.0%. In addition, under the new EIT Law, dividends from our PRC subsidiaries to us will be subject to a withholding tax. The rate of the withholding tax has not yet been finalized, pending promulgation of implementing regulations. Furthermore, the ultimate tax rate will be determined by treaty between China and the tax residence of the holder of the PRC subsidiaries. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions, but the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Our income taxes increased $1.8 million to $2.6 million for the three months ended September 30, 2007 from $0.8 million for the same period of 2006. We incurred more taxes during three months ended September 30, 2007 as a result of increased income before income taxes during that period.

Net income. Net income increased $1.4 million, or 14.0%, to $11.7 million for the three months ended September 30, 2007 from $10.3 million for the same period in 2006. As a percentage of revenues, net income decreased to 17.9% for the three months ended September 30, 2007 from 23.6% for the same period in 2006. This percentage decrease was mainly due to the non-cash expenses such as redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

Revenues. During the nine months ended September 30, 2007, we experienced solid growth in revenues. Revenues increased $89.9 million, or 136.18%, to $156.0 million for the nine months ended September 30, 2007 from $66.1 millions for the nine months ended September 30, 2006. The increase in revenues was primarily attributable to growth in the security and surveillance market in China, the increased market demand for our products and our increased brand recognition. Our strategic efforts to increase our distribution channels during 2005 and 2006 and sufficient working capital from our recent fundraising activities also allowed us to successfully take advantage of the growth in market demand in the first nine months of 2007. After Hongtianzhi, HiEasy, Minking, and Tsingvision became our wholly owned subsidiaries, we consolidated the financial results of these four companies, which in the first nine months of 2007 contributed $12.1 million, $3.0 million, $7.4 million and $0.8 million to revenues, respectively. In addition, Cheng Feng contributed $11.3 million to revenues in the first nine months of 2007 compared to $2.6 million in 2006.

Components of revenues. The following table shows the different components comprising our total revenues during the nine months ended September 30, 2007 and 2006.

All amounts in millions of U.S. dollars

	Nine months ended September 30,
	2007	2006

Security systems and installation	$114.2	$58.8
Sales of parts	41.8	7.3

	$156.0	$66.1

Income from installation projects constituted 73.2% of our total revenues for the nine months ended September 30, 2007, as compared to 89.0% for the same period last year. Income from sales of parts constituted 26.8% of our total revenues for the nine months ended September 30, 2007, as compared to 11.0% for the same period last year.

Cost of goods sold. Our cost of goods sold increased $65.5 million, or 143.0%, to $111.3 million for the nine months ended September 30, 2007 from $45.8 million during the same period in 2006. This dollar increase was mainly attributable to the increase in our revenues in the first nine months of 2007. Components of cost of goods sold in the nine months ended September 30, 2007 and 2006 are as follows:

All amounts in millions of U.S. dollars

	Nine months ended September 30,
	2007	2006

Purchases of raw material (for installation)	$80.2	$37.7
Installation labor	1.3	0.7
Purchases of parts	24.5	5.9
Other	5.3	1.5
	$111.3	$45.8

Installation labor and security system purchase cost represented 1.2% and 72.1% of our total cost of goods sold for the nine months ended September 30, 2007, respectively, as compared to 1.5% and 82.3% for the same period in 2006. The percentage of cost of goods sold related to the sales of parts represented about 22.0% of our total revenues as compared to 12.9% for the same period in 2006.

Gross profit. Our gross profit increased $24.4 million, or 120.5%, to $44.7 million for the nine months ended September 30, 2007 from $20.3 million for the same period last year. Gross margin for the nine months ended September 30, 2007 was 28.7%, as compared to 30.7% for the same period of 2006. The decrease in gross margin in the nine months ended September 30, 2007 was mainly due to a decrease in our sales prices in the first two quarters of 2007. We decreased our prices as a strategic move to increase our market penetration into new markets. During the nine months ended September 30, 2007, about 40% of the contracts we executed were for projects in the western part of China where economic development is not as advanced as the coastal cities. We reduced the prices to gain market penetration in these cities. Despite the decrease of the gross margin in the first nine months of 2007, we believe the gross margin for the nine months ended September 30, 2007 was within the range of the average gross margin anticipated by the Company.

Selling and marketing expenses. Our selling and marketing expenses increased $2.2 million, or 324.6%, to $2.9 million for the nine months ended September 30, 2007 from $0.7 million for the same period in 2006. This dollar increase was primarily attributable to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision, which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 1.9% for the nine months ended September 30, 2007 from 1.1% for the same period in 2006. The percentage increase was mainly due to the hiring of additional sales staff and promotion cost of new products and services.

General and administrative expenses. Our general and administrative expenses increased $5.3 million, or 271.6%, to $7.3 million for the nine months ended September 30, 2007 from $2.0 million of the same period in 2006. As a percentage of revenues, general and administrative expenses increased to 4.7% for the nine months ended September 30, 2007 from 3.0% for the same period in 2006. The dollar and percentage increase was mainly due to the increase of non-cash employee compensation as discussed below, the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision, the hiring of additional staff, the increased costs in connection with documenting and testing our internal controls and professional expenses related to the costs of being a public reporting company.

Non-cash employee compensation. Non-cash employee compensation for the nine months ended September 30, 2007 increased by $2.1 million from $0 of the same period in 2006 primarily as a result of the adoption of the equity incentive plan in February 2007 and grants to senior management and other staff made under the equity incentive plan after its adoption.

Depreciation and amortization. Our depreciation and amortization costs increased $2.7 million, or 481.5%, to $3.3 million for the nine months ended September 30, 2007 from $0.6 million for the same period in 2006. As a percentage of revenues, depreciation and amortization expenses increased to 2.1% for the nine months ended September 30, 2007 from 0.9% for the same period in 2006. Such dollar and percentage increase was primarily due to the amortization of intangible assets from the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision.

Income from operations. Our income from operations increased $12.1 million, or 70.7%, to $29.1 million for the nine months ended September 30, 2007 from $17.0 million for the same period in 2006. As a percentage of revenues, income from operations decreased to 18.7% for the nine months ended September 30, 2007 from 25.7% for the same period in 2006. Such percentage decrease was primarily due to the hiring of additional staff, non cash employee compensation and amortization of intangible assets from the acquisition of Hongtianzhi, HiEasy, Minking and Tsingvision.

Other income. Our other income increased $6.3 million, or 630%, to $7.3 million for the nine months ended September 30, 2007 from $1.0 million for the same period in 2006. As a percentage of revenues, other income increased to 4.7% for the nine months ended September 30, 2007 from 1.5% for the same period in 2006. Such percentage increase was primarily due to a gain on disposal of property and land use right. Net proceed of $5.5 million from such disposition was recognized during the nine months ended September 30, 2007.

Fully diluted net proceeds per share were $0.15 for the nine months ended September 30, 2007, as compared to $0.00 for the same period last year.

Interest expense. Interest expense for the nine months ended September 30, 2007 was $0.9 million, as compared to $0 of the same period in 2006. Such increase was primarily due to borrowing under bank loans for our operations.

Redemption accretion on convertible notes. Redemption accretion on convertible notes for the nine months ended September 30, 2007 was $9.3 million, as compared to $0 of the same period in 2006. We raised $110 million from the issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be paid if the convertible notes are converted into shares of our common stock before their maturities.

Income before taxes. Our income before taxes increased $8.2 million, or 45.6%, to $26.2 million for the nine months ended September 30, 2007 from $18.0 million for the same period in 2006. As a percentage of revenues, income before taxes decreased to 16.8% for the nine months ended September 30, 2007 from 27.2% for the same period in 2006. Such percentage decrease was primarily due to increased non-cash expenses including the redemption accretion on our convertible notes, depreciation and amortization and non-cash employee compensation.

Income taxes. Our income taxes increased $4.0 million to $5.7 million for the nine months ended September 30, 2007 from $1.7 million for the same period of 2006. We incurred more taxes during the first nine months of 2007 as a result of increased income during that period.

Net income. Net income increased $4.2 million, or 25.8%, to $20.5 million for the nine months ended September 30, 2007 from the same period in 2006. As a percentage of revenues, net income decreased to 13.1% for the nine months ended September 30, 2007 from 24.7% for the same period in 2006. This percentage decrease was mainly due to the non-cash expenses including the redemption accretion on our convertible notes, depreciation and amortization and non-cash employee compensation.

Liquidity and Capital Resources

General

As of September 30, 2007, we had cash and cash equivalents of $79.8 million. The following table sets forth a summary of our net cash flows for the periods indicated.

CASH FLOW
All amounts in millions of U.S. dollars

	Nine Months Ended September 30,
	2007	2006
Net cash provided by (used in) operating activities	$11.4	$(1.1)
Net cash (used in) investing activities	$(81.2)	$(4.0)
Net cash provided by financing activities	$116.9	$25.8
Effect of exchange rate changes on cash	$1.7	$0.5
Net cash flow	$48.8	$21.2

Operating Activities

Net cash provided by operating activities was $11.4 million for the nine months period ended September 30, 2007, which is an increase of $12.5 million from $1.1 million net cash used in operating activities for the same period of 2006. The increase in net cash provided by operating activities in the nine months ended September 30, 2007 was primarily due to net income earned during the nine months ended September 30, 2007.

Investing Activities

Our main uses of cash for investing activities during the first nine months of 2007 were deposits for the acquisition of subsidiaries and acquisitions of subsidiaries, properties and intangible assets.

Net cash used in investing activities for the nine months ended September 30, 2007 was $81.2 million. Our net cash used in investing activities for the nine months ended September 30, 2006 was $4.0 million. The increase of net cash used in investing activities was mainly due to the acquisition of subsidiaries and properties and deposits for the acquisition of subsidiaries, properties and intangible assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2007 was $116.9 million, which is an increase of $91.1 million from $25.8 million net cash provided by financing activities during the same period of 2006. The increase of the cash provided by financing activities was mainly attributable to funds received from the two convertible notes issued to Citadel Equity Fund, Ltd. ("Citadel").

Loan Facilities

As of September 30, 2007, the amount, maturity date and term of each of our bank loans were as follows:

All amounts in millions of U.S. dollars

Bank	Amount	Maturity Date	Duration

China Construction Bank	-	September 2016	10 years
Shanghai PuDong Development Bank	$1.33	February 2008	1 year
Shanghai PuDong Development Bank	$3.99	February 2008	1 year
Shanghai PuDong Development Bank	$0.80	November 2007	2 years
Shanghai PuDong Development Bank	$2.66	May 2008	1 year
Shenzhen Commercial Bank	$1.07	November 2007	1 year
Shenzhen Commercial Bank	$1.28	January 2009	3 years
Total	$11.13

In February 2007, we completed a financing with Citadel pursuant to which we issued to Citadel $60 million aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the "February Notes"). The February Notes bear an annual interest of 1% and carry an initial conversion price of $18.0 per share. If the February Notes are not converted before their maturity, they will be redeemed by us on the maturity date at a redemption price equal to 100% of the principal amount of the February Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. The net proceeds from such financing are and will be used for working capital and our acquisition plan.

In April 2007, we completed another financing with Citadel pursuant to which we issued to Citadel $50 million aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the "April Notes"). The April Notes bear an annual interest of 1% and carry an initial conversion price of $23.60 per share. If the April Notes are not converted before their maturity, they will be redeemed by us on the maturity date at a redemption price equal to 100% of the principal amount of the April Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. The net proceeds from such financing are and will be used for working capital and our acquisition plan.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2007:

All amounts in millions of U.S. dollars

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations	$111.28	$0.48	$0.80	$110.00	$-
Operating Lease Obligations	0.47	0.24	0.20	0.03	-
Total	$111.75	$0.72	$1.00	$110.03	$-

Critical Accounting Policies

This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" is based on our condensed consolidated financial statements, which have been prepared using accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including basis of consolidation, intangible assets, goodwill, inventories, revenue recognition, foreign currency translation, use of estimates and income taxes. Except for the implementation of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), as described below, management believes there have been no material changes during the nine months ended September 30, 2007 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 21, 2007, as amended on March 23.

We adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" on January 1, 2007. We did not have any material unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

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

Revenue from the outright sale of security and surveillance equipment is recognized when delivery occurs and risk of ownership passes to the customers. We derive a portion of our revenue from one-year software upgrades. These services are typical postcontract service ("PCS") arrangements according to AICPA SOP 97-2. SOP 97-2 Paragraph 59 states: PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

(i)

The PCS fee is included with the initial licensing fee;

(ii)

The PCS included with the initial license is for one year or less;

(iii)

The estimated cost of providing PCS during the arrangement is insignificant; and

(iv)

Unspecified upgrades/enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent."

Our revenues from security and surveillance system one year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as we believe it meets the conditions of SOP 97-2.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our President and Chief Executive Officer, and Terence Yap, our Chief Financial Officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2007, pursuant to an equity transfer agreement with Yi Li, the sole owner of Ocean Pacific Technology Limited, we agreed to issue 459,000 shares of our common stock to Mr. Li as part of the total consideration for the acquisition of 100% of the equity interest of Ocean Pacific Technology Limited. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

On September 20, 2007, pursuant to an exclusive cooperation agreement with Chuang Guan, we agreed to issue 466,500 shares of our common stock to Chuang Guan or its designees within 90 days after the signing of the agreement as part of the consideration for inducing Chuang Guan to enter into such agreement. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter ended September 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

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

DATED: November 13, 2007

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