Form 10-K
period 2007-12-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2008-03-10
CIK 1260625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number: 000-50917

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0509431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, Peoples Republic of China, 518034
(86) 755-8351-0888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.0001 par value	Name of Each Exchange on Which Registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐         No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐         No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐         No ☒

At June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there were 37,771,488 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $260 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 42,881,804 shares of common stock outstanding as of March 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to “CSR,” “we,” “us,” “our,” “our Company,” or “the Company” are to China Security & Surveillance Technology, Inc., a Delaware corporation and its direct and indirect subsidiaries. Unless the context otherwise requires, all references to

(i)

“Safetech” are to China Safetech Holdings Limited, a British Virgin Islands corporation;

(ii)

“CSST HK” are to China Security & Surveillance Technology (HK) Ltd., a Hong Kong corporation;

(iii)

“Chain Star” are to Chain Star Investments Ltd., a Hong Kong corporation;

(iv)

“Link Billion” are to Link Billion Investment Ltd., a Hong Kong corporation;

(v)

“Allied Rich” are to Allied Rich Ltd., a Hong Kong corporation;

(vi)

“Ocean Pacific” are to Ocean Pacific Technology Ltd., a Hong Kong corporation;

(vii)

“CSST PRC” are to China Security & Surveillance Technology (PRC) Inc., a corporation incorporated in the People’s Republic of China;

(viii)

“Golden” are to Golden Group Corporation (Shenzhen) Limited, a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(ix)

“Cheng Feng” are to Shanghai Cheng Feng Digital Technology Co. Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(x)

“Hongtianzhi” are to Shenzhen Hongtianzhi Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(xi)

“HiEasy” are to HiEasy Electronic Technology Development Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(xii)

“Minking” are to Changzhou Minking Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(xiii)

“Tsingvision” are to Hangzhou Tsingvision Intelligence System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(xiv)

“BVI” are to the British Virgin Islands;

(xv)

“PRC” and “China” are to the People’s Republic of China;

(xvi)

“U.S. dollar,” “$” and “US$” are to United States dollars;

(xvii)

“RMB” are to Yuan Renminbi of China;

(xviii)

“Securities Act” are to Securities Act of 1933, as amended;  and

(xix)

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

PART I

ITEM 1.  BUSINESS

Overview

We are a holding company that owns two direct subsidiaries, Safetech and CSST PRC. Safetech is a holding company that owns Golden, CSST HK, Chain Star, Link Billion, Allied Rich and Ocean Pacific. CSST HK in turn owns Cheng Feng, Chain Star owns Hongtianzhi, Link Billion owns HiEasy, Allied Rich owns Minking, and Ocean Pacific owns Tsingvision. Our primary business operations are conducted through our indirect subsidiaries Golden and Cheng Feng, Hongtianzhi, HiEasy, Minking, and Tsingvision. Golden’s business is focused on manufacturing, distributing, installing and maintaining security and surveillance systems in China. Cheng Feng’s business is focused on the manufacturing, marketing and sales of security and surveillance related hardware as well as the development and integration of software. Hongtianzhi’s business is focused on manufacturing top security cameras. HiEasy’s business is focused on utilizing advanced compression technology to enhance the Company's product offerings and user functionality by facilitating video and audio transmissions over telecommunications infrastructure networks.  Minking’s business is focused on researching, developing, and producing closed circulated television products. Tsingvision’s business is focused on developing and providing intelligent management platforms for network video.

Until our acquisition of Safetech in September 2005, our business strategy and ownership changed over the years as a result of several acquisitions of our stock that are discussed in the section below entitled “Our Background and History.”

The chart below presents our corporate structure:

CSR
			100%
100%				100%
CSST PRC		Safetech

	100%	100%	100%	100%	100%	100%
	Golden	CSST HK	Chain Star	Link Billion	Allied Rich	Ocean Pacific
		100%	100%	100%	100%	100%
		Cheng Feng	Hongtianzhi	HiEasy	Minking	Tsingvision

Our Background and History

We were incorporated in the BVI on April 8, 2002 under the name "Apex Wealth Enterprises Limited" as a corporation under the International Business Companies Ordinance of 1984. In November 2006, we changed our domicile from the BVI to Delaware by merging the BVI Corporation into a newly incorporated Delaware corporation China Security & Surveillance Technology, Inc. On October 29, 2007, we received approval for listing on the New York Stock Exchange (“NYSE”) and our common stock started trading on the NYSE under the symbol “CSR”.  We are currently headquartered in Shenzhen, China.

Prior to our reverse acquisition of Safetech in September 2005, we were a development stage enterprise and had not yet generated any revenues. Prior to the reverse acquisition, we provided business advisory and management consulting services in greater China, initially concentrating on the Hong Kong market. The focus of these services was on small to medium size enterprises.

After the reverse acquisition, our business became the business of our indirect, wholly owned subsidiary, Golden and the newly acquired subsidiaries Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision. Golden is a corporation incorporated in the PRC which is engaged in the business of manufacturing, distributing, installing and maintaining security and surveillance systems. Golden was organized in the PRC in January 1995. In July 2006, we acquired Cheng Feng, which is engaged in the business of manufacturing, marketing and sales of security and surveillance related hardware as well as the development and integration of related software. On April 2, 2007, we acquired 100% of the equity of Chain Star, a Hong Kong corporation and the holding company of Hongtianzhi, a manufacturer of digital cameras. On May 11, 2007, we acquired 100% of the equity of Link Billion, a Hong Kong corporation and the holding company of HiEasy, a software developer. On June 4, 2007, we acquired 100% of the equity of Allied Rich, a Hong Kong corporation and the holding company of Minking, a manufacturer of high speed dome cameras. On July 2, 2007, we acquired 100% of the equity of Ocean Pacific, a Hong Kong corporation and the holding company of Tsingvision which is engaged in the business of researching, developing, manufacturing and selling computer software and digital audio and video products.

Our customers primarily comprise (i) governmental entities (including customs agencies, courts, public security bureaus and prisons), (ii) nonprofit organizations (including schools, museums, sports arenas and libraries) and (iii) commercial entities (including airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues). These account for approximately 39.96%, 0.49% and 59.55% of revenues from system installation, respectively.

A majority of our revenues are derived from the provision of security and surveillance packaged solutions which include the products, installation and after sale service maintenance to our customers. Because the majority of our revenues are derived from installations, they are generally non-recurring. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solutions are included for the first year from the date of completion. Our customers have an option to sign up for our maintenance program after the first year.

Our sales network covers most of China’s populated areas and we do not rely on any particular region for our business. Among our subsidiaries, Golden has 28 branch offices in provincial cities, Cheng Feng has 23 distribution points, Hongtianzhi has 53 distribution points, HiEasy has 16 distribution points, Minking has 14 distribution points and Tsingvision has 4 distribution points.

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

Subsequent Acquisitions

On October 25, 2005, we entered into an agreement with the equity owners of Shenzhen Yuan Da Wei Shi Technology Limited, or “Yuan Da,” which was subsequently amended in April and May 2006. Pursuant to the agreement, as amended, we acquired all of the assets of Yuan Da for RMB 1 million (approximately $125,000) and 200,000 shares of our common stock. Yuan Da is a limited liability company established in Shenzhen, China and was principally engaged in the sale and development of security and surveillance systems.

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

In November 2006, the Company acquired the security and surveillance business of Jian Golden An Ke Technology Co. Ltd., or "Jian An Ke," Shenzhen Golden Guangdian Technology Co. Ltd., or "Shenzhen Guangdian," Shenyang Golden Digital Technology Co. Ltd., or "Shenyang Golden," and Jiangxi Golden Digital Technology Co. Ltd., or "Jiangxi Golden," of which the Company’s CEO and director Guoshen Tu formerly owned 80%, 60%, 42% and 90%, respectively. These four companies are referred herein as the Four-Related Companies. The former minority shareholders of the Four-Related Companies received in aggregate 850,000 shares of the Company’s common stock in exchange for the value of the Four-Related Companies, which was determined to be $6.97 million by a third party valuation firm. Mr. Tu did not receive any consideration in the Company’s acquisition of the Four-Related Companies. However, his wife, Ms. Zhiqun Li, was issued 100,000 of the 850,000 shares for her ownership in Jian An Ke. Simultaneously with the receipt of her shares of the Company’s common stock, Ms. Li transferred all of the shares she received to employees of the company in which she had an ownership interest. The other minority shareholders of the Four-Related Companies also transferred a portion of the Company’s stock they received to employees of the Four-Related Companies and others. The shares transferred to the employees were considered to be performance incentives for services rendered by them prior to the acquisition. Shenzhen Guangdian is engaged in the business of manufacturing and distributing security and surveillance products. The other three companies are engaged in the business of distributing security and surveillance products.

On April 2, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Chain Star, the holding company of Hongtianzhi. The Company agreed to pay total consideration equaling RMB250 million (approximately $32 million) in exchange for the 100% ownership of Chain Star, consisting of RMB125 million (approximately $16 million) in cash and shares of the Company’s common stock valued at RMB125 million (approximately $16 million). The number of shares issuable in satisfaction of the equity portion of the purchase price was 2,800,711 shares. Chain Star is a holding company with no assets other than 100% of the equity interests of Hongtianzhi.

On May 11, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Link Billion which is the holding company of HiEasy. The Company agreed to pay total consideration equaling RMB80 million (approximately $10 million) in exchange for the 100% ownership of Link Billion, consisting of RMB40 million (approximately $5 million) in cash and shares of the Company’s common stock valued at RMB40 million (approximately $5 million). The number of shares of the Company’s common stock issuable in satisfaction of the equity portion of the purchase price was 811,804 shares. Link Billion is a holding company with no assets other than 100% of the equity interests of HiEasy.

On June 4, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Allied Rich which is the holding company of Minking. The Company agreed to pay RMB200 million (approximately $26 million) in exchange for 100% ownership of Allied Rich, consisting of RMB100 million (approximately $13 million) in cash and shares of the Company’s common stock valued at RMB100 million (approximately $13 million). The number of shares issuable in satisfaction of the equity portion of the purchase price was 968,611. Allied Rich is a holding company with no assets other than 100% of the equity interests of Minking.

On July 2, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Ocean Pacific, the holding company of Tsingvision. The Company agreed to pay total consideration equaling RMB99.3 million (approximately $13 million) in exchange for the 100% ownership of Ocean Pacific, consisting of RMB50 million (approximately $6.5 million) in cash and shares of the Company's common stock valued at RMB49.3 million (approximately $6.5 million). The number of shares issuable in satisfaction of the equity portion of the purchase price was 459,000 shares. Ocean Pacific is a holding company with no assets other than 100% of the equity interests of Tsingvision.

On September 20, 2007, the Company entered into an exclusive cooperation agreement with Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd. ("Chuang Guan"), which is engaged in the business of system integration, pursuant to which the parties have agreed, among other things, that the Company will provide various items to Chuang Guan, including training services, provision of technology licenses, equipment, consultations, workforces and other related services. Chuang Guan will subcontract all its work to the Company or its designees to the extent permitted by the local laws and regulations either at the face value of the contract or at the face value of the contract minus the costs or expenses incurred by Chuang Guan. Chuang Guan has agreed to add the Company’s name to its marketing materials, and its marketing and business development activities will be conducted either in the name of both Chuang Guan and the Company or through a joint venture established by the parties. The valuation of the agreement was determined by an independent appraisal firm. The Company did not acquire any of the assets or liabilities of Chuang Guan, and the entire purchase price was allocated to an intangible asset, consisting of an exclusive cooperation relationship. The Company’s total cost for entry into the exclusive cooperation agreement amounted to $8.8 million, after taking into account certain discounts of the shares issued to Chuang Guan due to the fact that the issued shares are restricted shares. The number of shares issuable in satisfaction of the equity portion of the purchase price was 466,500 shares.

On January 18, 2008, the Company and CSST PRC entered into an Exclusive Cooperation Agreement with Beijing DM Security & Technology Co., Ltd. (“DM”), a corporation incorporated in the PRC which is engaged in the business of designing, developing and selling security and surveillance products, pursuant to which the parties have agreed, among other things, that CSST PRC will provide various services to DM, including training services, provision of technology licenses, equipment, consultations and other related services.  DM will subcontract all its business to CSST PRC or its designees to the extent permitted by the PRC laws and regulations at no less than 80% of the face value of the contract.  DM agreed to add CSST PRC’s name to its marketing materials and any of its marketing and business development activities will be conducted either in the name of both DM and CSST PRC or through a joint venture established by the parties.  In addition, the Company and CSST PRC have agreed to pay RMB20 million (approximately $2.67 million) and $2.82 million worth of the Company’s common stock (136,378 shares, valued at $20.705/share based on the 20-day average closing price of the Company’s stock prior to the signing of the Agreement), which will be issued to DM’s designees within 90 days after the signing of the Agreement.  The term of the Agreement is 20 years which is automatically renewable for another 20 years unless terminated by CSST PRC.

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

In 2006, the Chinese government promulgated Ordinance 458 which requires all entertainment locations to install surveillance systems. In addition, the booming Chinese real estate market and the increasing focus on the security of the Chinese mining industry provide great opportunities for the surveillance and security industry. The Chinese security and surveillance industry is also expected to benefit from the expected spending of an estimated $6 billion to $12 billion for security infrastructure by the Chinese government in preparation for the 2008 Beijing Olympics, along with the planned investment by the city of Shanghai for the 2010 World’s Fair. Further, several other initiatives have been adopted by the Chinese government which require security surveillance systems to be installed in: (1) 660 cities throughout China for street surveillance as part of the Safe City Project “Plan 3111”; (2) all Justice Departments and Courts; and (3) all coal mines in China (currently estimated at 24,000) for gas detection and worker safety.  The Safe City Project is a nationwide initiative to enhance general security in China’s cities, which include the implementation of new surveillance cameras in highly trafficked areas throughout a total of approximately 660 cities. The majority of the “Plan 3111” projects began in 2007 and will continue to increase into 2008 in preparation for the Beijing Summer Olympics. We have been chosen as one of the government approved “Plan 3111” vendors.

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

Segment Information

Through our subsidiaries Golden, Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision,  we engage in the business of manufacturing, distributing, installing and maintaining surveillance and security products, as well as the development and integration of related software in China. We generate revenues primarily in two segments: system installation and manufacturing of security and safety products.

System Installation

In 2007, one of our subsidiaries, Golden, derived approximately 66.3% f our revenues from the supply and installation of security and surveillance systems for various projects involving railways, schools, banks, highways, commercial buildings, and public security and government entities, among others.  Generally, our installation projects involve the following steps:

☐	Bidding

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

☐	System Design

Upon winning a project, we provide the final project design for approval. System design is generally conducted through the joint efforts of our research and development personnel, sales department, project service department and quality control department.

☐	Manufacture and Purchase of Security and Surveillance Products

The major products used in our installation projects include computer accessories, decoders, video capture cards, recorders and computer cases. We use equipment manufactured by us in most of the installation projects, but also use products from other manufacturers. Generally, approximately 60% of the equipment used in any given project is equipment we have manufactured.

☐	Installation

We have a project service department that performs installations. We use subcontractors for non-technical, labor intensive work. We usually assign a project group with 5-10 members who are in charge of the technical components of the project and manage the progress of each project.

☐	System Software Design and Integration

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

☐	Testing

Upon integration, our technical department will test and examine the system to ensure the proper functioning of the installed security and surveillance system.

Manufacturing of Security and Safety Products

In 2007, we derived approximately 33.7% of our revenues from sales of manufactured products, excluding products sold in connection with the installation projects described above. The recent acquisitions of Hongtianzhi, HiEasy, Minking, and Tsingvision improved and will continue to enhance the manufacturing capacity for our products. Cheng Feng’s Security Resources Integrated Management (“SRIM”) software platform will enhance the functionality and management control of our key products. The SRIM software platform is essential to and facilitates coordination among systems such as DVRs, building automation systems, access control systems, intruder alarm systems and air-conditioning systems.

Hongtianzhi’s high quality range of digital cameras enhances our suite of comprehensive products and services that we can offer to our customers. Hongtianzhi’s digital cameras allow better quality capture of digital video during the day and night, and provide our customers with better quality video results.

HiEasy utilizes advanced compression technology to enhance the Company's product offerings and user functionality by facilitating video and audio transmissions over telecommunications infrastructure networks. HiEasy also provides increased efficiency related to the Company's current DVR system as data will be compressed more effectively and seamlessly across the Company's entire product suite.

Minking is a manufacturer of high speed dome cameras, which can view 360 degrees, pan, zoom and tilt all at high speed. The functional capabilities of Minking’s cameras will enhance the deployment of our city-wide surveillance projects. Minking has been named a top 50 enterprise in the security industry by the China Security and Protection Industry Association.

Tsingvision is engaged in the business of researching, developing, manufacturing and selling computer software and digital audio and video. Tsingvision has grown into a leading DVR (digital video recorder) manufacturing company in China as the result of intensive research and development of digital surveillance systems and intelligent management platform of network video. All products are based on H.264 compression technology and J2EE platform technology, which guarantee the system with top performance and excellent reliability.

We manufacture the key components of the security and surveillance products, and rely on third party electronic assembling companies to assemble the final products utilizing our technology. The final products are sold under our brand names. Our main products include standalone digital video recorders, embedded digital video recorders, mobile digital video recorders, digital cameras and auxiliary apparatus.

☐	Standalone digital video recorders (Standalone DVR)

The Standalone DVR stores digital images captured via the security cameras. It also controls the recording functions of the cameras and manages the storage of the data. This product has a pre-installed surveillance software system developed by us, which enables it to perform access control and recording functions. It also has an up gradable hard drive which allows clients to customize the digital storage capacity, network server functions which allow the clients to access the digital images via Internet, MPEG-4 video compression which allows a more efficient compression of the images and higher image quality, and 4-16 signal input channels which allows 4 to 16 cameras to be connected to the Standalone DVR. This product has the competitive features of small size, low cost and high reliability. The primary markets for this product are small to medium size businesses, non-profit organizations and home use. It is generally used for small sized security and surveillance needs.

☐	Embedded digital video recorders (Embedded DVR)

Similar to the Standalone DVR, the Embedded DVR provides recording and compression functions. It has a pre-installed surveillance software system developed by us, up-gradable hard drive, network server function, MPEG-4 Video compression and 4-36 signal input channels, and uses the Windows operating system. The main difference is that the Embedded DVR has expanded capacity to accommodate recording functions for a greater number of cameras compared to the Standalone DVR. In addition, it is operated via Microsoft’s Windows Operating System. The primary markets for these products are large projects and community security projects.

☐	Mobile digital video recorders (Mobile DVR)

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

☐	Real time hard compression Coding Card

With Philips PNX 170X high frequency single DSP chip inside, the real time hard compression Coding Card deals with 4 channel enhanced CIF images. Adopted with enhanced H.264 algorithm, 4 times the complexity of the usual H.264 algorithm, it is especially suitable for network transmission and long time recording.  The product supports motion detecting, target detecting, OSD, LOGO, area mosaics and watermark encrypt. Advance motherboard-self-adapt technology has strong compatibility to the present various main fashionable motherboards and display cards. It is especially suitable for network transmission in finance, manufacturing and transportation industries.

☐	Digital video recorder compression board

The DVR compression board is a professional digital security product, which adopts the most advanced H.264 video compression algorithm and OGGVORBIS audio compression technology. The product uses fully optimized algorithm based on DSP technology to implement video & audio real-time coding, active video & audio preview and motion detection, etc. Video image is directly transmitted from board to display frame buffer and compressed stream data is also directly sent to host’s memory. The whole transmit does not need any intervention of host computer processor, saving resources of host computer‘s processor greatly. One Personal computer can support up to 64 channels video and audio input, parameters of each channel can be set independently and will not affect each other.  We provide application software for these cards.

☐	Digital Cameras

Digital cameras can be easily installed in most locations on a customer’s site. The range of cameras that we produce and sell includes high speed dome cameras, which can view 360 degrees, pan, zoom and tilt all at high speed, color Charge Coupled Device (“CCD”) cameras, indoor color CCD dome cameras, color/black and white CCD flying saucer cameras, Infra Red CCD multi-function cameras, mini digital signal processing cameras, indoor standalone sphere CCD cameras and network high speed sphere CCD cameras.

☐	Auxiliary apparatus

Auxiliary apparatus includes DVR compression cards, video capture cards, digital light processing monitors, decoders, alarm notification switches, digital video fiber optics systems and matrix switch/control systems. For additional information about each segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19, “Consolidated Segment Data” to the consolidated financial statements included elsewhere in this annual report.

Raw Materials and Our Principal Suppliers

We use manufactured electronic components in our products. The main components of our products include camcorders, monitors, frames, decoders, lenses and outdoor hoods.

Shenzhen is one of the biggest and most concentrated bases for electronic products in China. As a result, there are numerous suppliers and vendors of the components that are needed for our products. Because of the high level of competition among the suppliers, the prices of our principal components are relatively stable and we are able to purchase these raw materials at reasonable prices. We have entered into written contracts with several major suppliers and vendors. The main suppliers to our subsidiaries are Rong Heng (Shenzhen) Electronics Technology Co., Ltd., Ming Xun Da (Shenzhen) Electronics Technology Co., Ltd., Sen Guang Yuan (Shenzhen) Electronics Technology Co., Ltd., Jing Fei Ya (Shenzhen) Electronics Technology Co., Ltd., Dong Sun Times (Shenzhen) Technology Co., Ltd., Jia Rui Feng (Shenzhen) Technology Co., Ltd., Ke Rui Tong Electronics Co., Ltd., Jian Jie (Hong Kong) Electronics Co., Ltd., Xi En Bi (Shenzhen) Electronics Co., Ltd. and Hui Liu (Shenzhen) Co., Ltd.

Our Distribution, Marketing, Customers and Customer Programs

Our customers are primarily government entities, non-profit organizations and commercial entities throughout China, such as airports, customs agencies, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment enterprises. Because a large percentage of our revenues derive from the installation of security and surveillance systems which are generally non-recurring, we do not rely on one single or a small group of customers. No one single customer accounted for more than 10% of our total revenue in 2007. We generally do not generate significant revenues from any existing client after the installation project is completed unless that client has additional installation sites for which our services might be required.

We have developed a multi-tiered marketing plan, allowing us to effectively market products and services to our clients. We sell most of our products and services through our own distribution network. Our distribution network covers most of China’s populated areas and we do not rely on any particular region for our business.

We have approximately 950 engineers and sales personnel. We divide our market into 9 geographic regions. Each region is managed by a regional manager who is responsible for technical support and management within the region as well as client relations. Golden has 28 branch offices in provincial capital cities and Cheng Feng has 23 distribution points throughout China. Hongtianzhi has 53 distribution points, HiEasy has 16 distribution points, Minking has 14 distribution points and Tsingvision has 4 distribution points.

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

•

publishing our own magazine which is distributed to our suppliers and sales agents so that they can better understand our Company and strengthen their confidence in us; and

•

utilizing the internet to promote our products, such as the public safety network, Chinese Security Association network.

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

Our major competitors in China are Shenzhen Ai Li Ke Electronics Co., Ltd, Samsung (Tianjin) Electronics Co., Ltd., Zhejiang Da Hua Electronics Co., Ltd., Taiwan Yoko Electronics Co., Ltd. and AV Tech Corporation which are the competitors of Hongtianzhi, focus on the development of cameras and Hangzhou Haikang Weishi Digital Technology Co. Ltd is the competitor of Cheng Feng, Tsingvision and HiEasy, which focuses on the development of video and audio decoding technology and the development and manufacturing of digital video compression cards. Its most successful product is a digital video compression card which we believe has a significant market share of such products in China.

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

We believe that the range of our product and service offerings, our brand recognition by the market, our capital resources, our relatively low labor cost and our extensive distribution channels enable us to compete favorably in the market for the security and surveillance products and services that we offer in China.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others.  We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third party confidentiality agreements, to safeguard our intellectual property.  As of December 31, 2007, we held 35 patents and had 10 patent applications pending.

As of December 31, 2007, we held 18 trademarks and had 27 trademark applications pending.

We protect our trade secrets through confidentiality provisions of the employment contracts we enter into with our employees. In addition, our engineers are generally divided into different project groups, each of which generally handles only a portion of the project. As a result, no one engineer generally has access to the entire design process and documentation for a particular product.

Employees

We have approximately 2,500 full-time employees. Approximately 250 of them are administrative and accounting staff, approximately 220 of them are research and development staff and approximately 950 of them are engineers and sales staff.

Approximately 500 employees are located in Shenzhen, and the rest of the employees are located in various branches throughout China.

Approximately 50% of our employees have bachelor degrees, and most of those majored in computer sciences.

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

Research and Development

Currently, we have approximately 220 employees devoted to our research and development efforts, which are aimed at finding new varieties of products, improving existing products, improving overall product quality and reducing production costs. We plan to set up three research and development centers located in Shenzhen, Wuhan and Hangzhou, respectively.  We have established a strategic partnership with Beijing University through which we will provide funds to Beijing University for the research and development of video surveillance and security products. Our research and development efforts are led by Dr. Yong Zhao, who worked for the research and development department of a large international surveillance and security company and has extensive research experience. Under the partnership agreement with Beijing University, we have agreed to provide Beijing University up to RMB 2 million (approximately $250,000) for their research and development efforts. We have paid $0 and $63,000 respectively, during the year ended December 31, 2007 and 2006.

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

Because our operating subsidiaries Golden, Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision are located in the PRC, we are regulated by the national and local laws of the PRC.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period up to 50 years, and are typically renewable.  Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificate for the properties described under “Item 2 - Properties.” See “Item 2 - Properties” for more details.

In addition, we are also subject to the PRC’s foreign currency regulations. The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion of RMB into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Due to the nature of our business, we do not have significant amounts of recurring revenues from our existing customers and we are highly dependent on new business development.

Most of our revenues derive from the installation of security and surveillance systems which are generally non-recurring. Our customers are primarily governmental entities, non-profit organizations and commercial entities, such as airports, customs agencies, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment enterprises. We manufacture and install security systems for these customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have manufactured and installed a system at any particular customer site, we have generated the majority of revenues from that particular client. We would not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future.

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

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Mr. Guoshen Tu; our CFO, Mr. Terence Yap; our President, Mr. Shufang Yang and our Chief Operating Officer, Mr. Daiyou Qian. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our growths strategy includes making acquisitions in the future, which could subject us to significant risks, any of which could harm our business.

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms. During the last 12 months, we acquired a 100% ownership interest in Hongtianzhi, HiEasy, Minking and Tsingvision.

In addition, we established an exclusive cooperation relationship with Chuang Guan. We have also entered into letters of intent to acquire several other companies. Over time, we may acquire or make investments in other providers of products that complement our business and other companies in the security industry. The successful integration of these companies and any other acquired businesses require us to:

•

integrate and retain key management, sales, research and development, production and other personnel;

•

incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

•

coordinate research and development efforts;

•

integrate and support pre-existing supplier, distribution and customer relationships; and

•

consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

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

Moreover, performance problems with an acquired business, technology, product or service could also have a material adverse impact on our reputation as a whole. Any acquired business, technology, product or service could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. Geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also presents significant challenges. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

Our acquisition strategy also depends on our ability to obtain necessary government approvals, as described under "—Risks Related to Doing Business in China— we may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006."

Due to our rapid growth in recent years, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $32.7 million in 2005 to $107.0 million in 2006, and $240.2 million in 2007. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The discontinuation of the preferential tax treatment currently available to our PRC subsidiaries could materially adversely affect our results of operations.

Foreign invested enterprises, or FIEs, established in the PRC are generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiary Golden is subject to an EIT rate of 15% for the fiscal year 2007. Our subsidiary Cheng Feng is subject to an EIT rate of 15% for fiscal year 2007 due to the software and high technology company status. Our subsidiary Hongtianzhi is located in Shenzhen and its corporate tax rate is 7.5% as it receives lower tax rate as a high-tech company. HiEasy, Minking and Tsingvision are subject to an EIT rate of 0% since the date of acquisition because their holding companies are foreign companies.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which take effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. We are expecting that the measures to implement the grandfather period will be enacted by the Chinese government in the coming months and we will assess what the impact of the new regulations are at that time. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise”. If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Safetech is a BVI company, while our operating subsidiaries are PRC companies, and all of our officers and directors reside outside the United States. Therefore, certain judgments obtained against our Company by our shareholders may not be enforceable in the BVI or China.

Safetech is a BVI company and our operating subsidiaries Golden, Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision are PRC companies. All of our officers and directors reside outside of the United States. All or substantially all of our assets and the assets of these persons are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon our Company or such persons or to enforce against it or these persons the United States federal securities laws, or to enforce judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States, including the Securities Act and the Exchange Act.

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

If we are unable to respond to the rapid changes in our industry and changes in our customer’s requirements and preferences, our business, financial condition and results of operations could be adversely affected.

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

We may not be able to maintain or improve our competitive position of strong competition in the security and surveillance industry, and we expect this competition to continue to intensify.

The Chinese security and surveillance industry is highly competitive. There are about 15,000 companies in China that engage in the business of manufacturing, designing and building surveillance and security products. In addition, since China joined the World Trade Organization, "WTO," we also face competition from international competitors. Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

Our business and reputation as a manufacturer of high quality security and surveillance products may be adversely affected by product defects or performance.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•

the higher level of government involvement;

•

the early stage of development of the market-oriented sector of the economy;

•

the rapid growth rate;

•

the higher level of control over foreign exchange; and

•

the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of security and surveillance investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in China. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all but one of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese officers, directors and subsidiaries.

The PRC government exerts substantial influence over the manner in which we conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the "current account," which includes dividends and trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE Notice, which requires PRC residents to register with the competent local SAFE branch before using onshore assets or equity interests held by them to establish offshore special purpose companies, or SPVs, for the purpose of overseas equity financing. Under the SAFE Notice, such PRC residents must also file amendments to their registration in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. Moreover, if the SPVs were established and owned the onshore assets or equity interests before the implementation date of the SAFE Notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC resident stockholder of any SPV fails to make the required SAFE registration and amended registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV. Failure to comply with the SAFE registration and amendment requirements described above could also result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

Because of uncertainty over how the SAFE Notice will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE Notice by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by the SAFE Notice. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with the SAFE Notice, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these new M&A regulations. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the new M&A regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these new regulations, then we may also be subject to fines and penalties.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

Currently, some of our raw materials, components and major equipment are imported. In the event that the U.S. dollars appreciate against Renminbi, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, since our sales to international customers are growing rapidly, we are increasingly subject to the risk of foreign currency depreciation.

RISKS RELATED TO OUR COMMON STOCK

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the New York Stock Exchange and this low trading volume may adversely affect the price of our common stock.

Our common stock started trading on the New York Stock Exchange under the symbol "CSR" on October 29, 2007.  The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the New York Stock Exchange. Reported average daily trading volume in our common stock for the year ended December 31, 2007, was approximately 286,818 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

Provisions in our certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

•

deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

•

any stockholder wishing to properly bring a matter before a meeting of stockholders must comply with specified procedural and advance notice requirements; and

•

any vacancy on the board of directors, however the vacancy occurs, may only be filled by the directors.

In addition, Section 203 of the Delaware General Corporation Law generally limits our ability to engage in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2007 and December 31, 2007, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $11.75 and $33.60. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•

our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•

changes in financial estimates by us or by any securities analysts who might cover our stock;

•

speculation about our business in the press or the investment community;

•

significant developments relating to our relationships with our customers or suppliers;

•

stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the security and surveillance parts or security and surveillance industries;

•

customer demand for our products;

•

investor perceptions of the security and surveillance parts and security and surveillance industries in general and our company in particular;

•

the operating and stock performance of comparable companies;

•

general economic conditions and trends;

•

major catastrophic events;

•

announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•

changes in accounting standards, policies, guidance, interpretation or principles;

•

loss of external funding sources;

•

sales of our common stock, including sales by our directors, officers or significant stockholders; and

•

additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in late February 2007, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

RISKS RELATED TO OUR RECENT HIGH YIELD AND CONVERTIBLE NOTES

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.

On February 16, 2007, we entered into a notes purchase agreement with Citadel Equity Fund Ltd., or "Citadel," as well as indentures and an investor rights agreement, relating to the purchase and sale of $60 million Guaranteed Senior Unsecured Notes Due 2012. On April 24, 2007, we entered into another notes purchase agreement with Citadel, as well as indentures and an amended and restated investor rights agreement, relating to the purchase and sale of $50 million Guaranteed Senior Unsecured Notes Due 2012. The two convertible notes are referred herein as the "Notes."

The two indentures governing the Notes contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue stock of subsidiaries, incur additional debts and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) or redeem or repurchase our capital stock.

The indentures governing the Notes require us to maintain certain financial ratios and limit our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the Notes.

The Notes and their corresponding debt could have significant consequences to investors. For example, they could:

•

limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

•

increase our vulnerability to general adverse economic and industry conditions;

•

require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•

restrict us from making strategic acquisitions or pursuing business opportunities;

•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•

limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•

place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

Under the indentures, if the Notes are not converted before its respective maturity, the Notes will be redeemed by us on the maturity date at a redemption price equal to 100% of the principal amount of the notes then outstanding plus an additional amount such that the total amount represents to the holders thereof a gross yield (including the paid or any accrued and unpaid interest) of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. If Citadel chooses not to convert the notes or are not forced to convert the notes under the mandatory conversion provisions as contained in the indentures, then we will incur significant debt obligations.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt, or declare bankruptcy. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, we may be forced to sell at an unfavorable price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

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

We currently have land use rights to approximately 49,453 square meters consisting of manufacturing facilities, office buildings and research and development centre in various parts of China, including Shenzhen, Jiangxi and Changzhou province. The chart below lists all facilities owned by us.

Location	Type of Facility	Size of the Land (Square Meters)	Size of the Building (Square Meters)

4th Floor, Building 3, Shaige Technology Park, Futian District, Shenzhen	Office	--	1,252

13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen *	Office	--	2,069

3/F, Block 89, No. 1122, Qin Zhou North Road, Shanghai	Office	--	1,139

No.65 – 12, Xing Gang Rod, Zhong Lou Economic Development District, Changzhou, Jiang Su Province	Office and Manufacturing	19,000	15,646

Shouge Life District, TaiHe Jiangxi	Manufacturing	16,030	--

No. 1, Guanshan Road, Donghu New Technology Development District , Wuhan	Research and Development	--	1,101

Gui Feng Road, Guan Lan, Baoan District, Shenzhen	Office and Manufacturing	14,423	15,600

Block 2, Golf Road, Guanlan, Baoan District, Shenzhen	Office	--	701

Total		49,453	37,508

*

Pursuant to a trust agreement, dated August 21, 2006, by and between Golden and Zhiqun Li, Ms. Li holds this property in trust for Golden. Golden has the right to request Ms. Li to transfer the property to Golden without consideration upon its request. In addition, without prior approval from Golden, Ms. Li has no right to dispose the property.

In order to facilitate our business expansion, we plan to acquire an industrial park in Shenzhen, an office in Shanghai, one research and development centre in Hangzhou and one office in Wuhan in 2008.  We believe our properties are sufficient to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the OTCBB since June 2005, and started trading on the NYSE under the symbol "CSR" on October 29, 2007.  The CUSIP number is 16942J105.

The following table sets forth the quarterly high and low bid prices of a share of our common stock as reported by the OTCBB and NYSE for the periods indicated. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2007
1st Quarter	$16.35	$11.75
2nd Quarter	18.10	12.18
3rd Quarter	23.56	15.60
4th Quarter	33.60	17.40

Year Ended December 31, 2006
1st Quarter	$4.40	$3.50
2nd Quarter	8.10	3.60
3rd Quarter	6.70	4.00
4th Quarter	12.10	7.05

(1)	The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On March 7, 2008, there were approximately 3,142 stockholders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

 On February 7, 2007, we adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. During the year ended December 31, 2007, we granted 2,648,434 shares of restricted stock. During the year ended December 31, 2007, 51,800 shares of restricted stock were retired. The shares issued vest over a four-year period, and at issue resulted in total deferred compensation of $43.97 million. The fair values of these restricted stock awards are equal to the fair value of our stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the year ended December 31, 2007, we recognized $4.16 million of compensation expense under the plan.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2005, 2006 and 2007 and the selected balance sheet data as of December 31, 2006 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2004 and 2003 and the selected balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All amounts, except for share and per share amounts, in millions of U.S. dollars.

	2007	2006	2005	2004	2003

Revenues	$240.19	$106.99	$32.69	$16.06	$11.79

Income From Operations	$42.65	$25.34	$7.48	$6.13	$3.26

Net Income	$35.32	$22.93	$7.27	$5.72	$2.75

Income from Operations Per Share
Basic	$1.14	$0.97	$0.40	$0.36	$0.19
Diluted	$1.10	$0.94	$0.40	$0.36	$0.19

Total Assets	$377.40	$114.44	$29.12	$22.01	$16.98

Total Current Liabilities	$53.21	$22.52	$4.50	$5.21	$5.90

Net Assets	$199.80	$89.91	$24.61	$16.80	$11.08

Weighted Average Number of Shares Outstanding
Basic	37,368,549	26,052,519	18,521,479	17,000,000	17,000,000
Diluted	38,795,241	26,940,215	18,521,479	17,000,000	17,000,000

Total Shareholders’ Equity	$199.74	$89.82	$24.61	$16.80	$11.08

Capital Stock (excluding long term debt and redeemable preferred stock)	$0.0043	$0.0032	$0.0022	$0.0017	$0.0017

Number of Shares Issued and Outstanding	42,506,150	31,824,938	21,558,000	17,000,000	17,000,000

Dividends Per Share
Basic	$-	$-	$-	$-	$-
Diluted	$-	$-	$-	$-	$-

Net Income Per Share
Basic	$0.95	$0.88	$0.39	$0.34	$0.16
Diluted	$0.91	$0.85	$0.39	$0.34	$0.16

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We manufacture, distribute, install and service security and surveillance products and systems and develop security and surveillance related software in China. We generate revenues within two primary operating segments: our systems installation business and our manufacturing of security and safety products business. A majority of our revenues is derived from the provision of security and surveillance packaged solutions which include the products, installation and after sale service maintenance to our customers. Because the majority of our revenues are derived from installation, they are generally non-recurring. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solution are included for the first year from the date of completion. Our customers have an option to sign up for our maintenance program after the first year.

Our manufacturing of security and safety products revenue results primarily from selling of our products, excluding products sold in connection with the installation projects described above.  The recent acquisitions of Hongtianzhi, HiEasy and Minking improved and will continue to improve our manufacturing business. We sell our cameras, VCR boxes and other ancillary items to various venders primarily in China.  Although we have sold a small number of Hongtianzhi’s and Minking’s products internationally, we do not anticipate that the international market will be a significant source of revenues in the foreseeable future.

Our customers primarily comprise (i) governmental entities (including, but not limited to, customs agencies, courts, public security bureaus and prisons), (ii) non-profit organizations (including, but not limited to, schools, museums, sports arenas and libraries) and (iii) commercial entities (including, but not limited to, airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues). These account for approximately 39.96%, 0.49% and 59.55% of revenues from system installation, respectively for the year ended December 31, 2007.

Our sales network covers most of China’s populated areas and we do not rely on any particular region for our business. Among our subsidiaries, Golden has 28 branch offices in provincial cities, Cheng Feng has 23 distribution points, Hongtianzhi has 53 distribution points, HiEasy has 16 distribution points, Minking has 14 distribution points and Tsingvision has 4 distribution points.

Recent Developments

On January 1, 2008, Mr. Guoshen Tu resigned as the President of the Company. Mr Tu continues as the Chief Executive Officer. At the same time, Mr. Shufang Yang resigned as the Chief Operating Officer and was appointed by the Company as the President. Neither Mr. Tu’s resignation nor Mr. Yang’s resignation is in connection with any known disagreement with the Company on any matter.  At the same time, the Company appointed Mr. Daiyou Qian, as the Chief Operating Officer of the Company.

On January 11, 2008, Whitehorse Technology Limited, a company organized in the British Virgin Islands ("Whitehorse"), which is wholly owned by Mr. Tu, the Chief Executive Officer of the Company, issued and sold $50 million in aggregate principal amount of Exchangeable Senior Notes due 2012 to a third party investor  (the "Investor") not affiliated with CSR. In connection with this transaction, Whitehorse and Mr. Tu pledged 8,750,000 shares of the Company's common stock that are directly and indirectly beneficially owned by Whitehorse and Mr. Tu, respectively, to secure the notes. Whitehorse may only use the note proceeds to (i) buy common stock of the Company from the Company in a private transaction, (ii) make a loan to the Company, the proceeds of which may be used by the Company to fund certain acquisitions, or (iii) buy stock of the Company in the open market.   The Notes are issued to Mr. Tu and secured by his own holdings of CSR’s common stock and the Notes will neither result in any dilution of shares of common stock held by other CSR stockholders, nor will interest on the Notes, which is payable by Whitehorse and not CSR, in any way currently affect CSR's net income. CSR was not a party to any of the Note agreements and did not make any representations, warranties or covenants in connection with the Notes.

On January 18, 2008, the Company and CSST PRC entered into an Exclusive Cooperation Agreement with Beijing DM Security & Technology Co., Ltd.(“DM”), a corporation incorporated in the PRC which is engaged in the business of designing, developing and selling security and surveillance products, pursuant to which the parties have agreed, among other things, that CSST PRC will provide various services to DM, including training services, provision of technology licenses, equipment, consultations and other related services.  DM will subcontract all its business to CSST PRC or its designees to the extent permitted by the PRC laws and regulations at no less than 80% of the face value of the contract.  DM agreed to add CSST PRC’s name to its marketing materials and any of its marketing and business development activities will be conducted either in the name of both DM and CSST PRC or through a joint venture established by the parties.  In addition, the Company and CSST PRC have agreed to pay RMB20 million (approximately $2.67 million) and $2.82 million worth of the Company’s common stock (136,378 shares, valued at $20.705/share based on the 20-day average closing price of the Company’s stock prior to the signing of the Agreement), which will be issued to DM’s designees within 90 days after the signing of the Agreement.  The term of the Agreement is 20 years which is automatically renewable for another 20 years unless terminated by CSST PRC.

On February 4, 2008, the Company filed the Certificate of Amendment of Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to (i) increase the number of authorized shares of common stock of the Company, par value $0.0001 per share, from 100,000,000 shares to 290,000,000 shares and (ii) authorize the board of directors of the Company to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share. The Certificate of Amendment of Certificate of Incorporation of the Company was approved by the special shareholders meeting held on February 1, 2008.

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

We are actively pursuing near-term acquisition prospects and other strategic opportunities. In 2007, we successfully acquired Hongtianzhi, HiEasy, Minking and Tsingvision.  We have also recently announced plans to acquire  Longhorn Security Technology Co., Ltd (“Longhorn”), Beijing Aurine Divine Land Technology Co., Ltd. (“Guanling”), Shenzhen Alean Technology Development Co., Ltd. (“Alean”), Guangdong Stonesonic Digital Technique Co.,Ltd. (“Stonesonic”) and Shenzhen Jin Lin Technology Co., Ltd.(“Jin Lin”). We also plan to establish the cooperation agreement with Beijing Aurine Yingke Intelligent System Integration Co. Ltd. (“Yingke”).

Longhorn is specializing in the whole process of research, development and manufacturing of the security products for guard against theft and alarm.

Guanling is the appointed sales agent of Panasonic and Samsung in China, for closed-circuit surveillance systems, public broadcasting equipments and plasma TV. It is also the agent of Honeywell for guard against theft and alarm systems.

Alean specializes in manufacturing alarm systems, CCTV systems and access control. The product line includes photoelectric beam detectors, PIR, control systems, CCD cameras, speed domes, DVR and video door phones.

Stonesonic is a high technology enterprise specializing in manufacturing and equipment supervising of LCD multiple screen combination panel walls, built-in Quad LCD monitors and progressive scanning color digital monitors.

Jin Lin is a company engaged in professional intelligent security monitoring systems, intelligent transportation system (ITS) product development.

Yingke is a company specializing in the design and installation of devices and facilities for closed-circuit or open monitoring, theft alarm, patrolling, pubic broadcasting, meeting and simultaneous interpretation, self-control in buildings, comprehensive wire device, card lock, person-to-person talking, VOD video frequency program selecting, class communication, closed-circuit television, highway fees colleting and fire controlling.

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

We also face the long-term challenge of maintaining our rapid growth. In addition to maintaining the growth of our existing businesses, we employ an acquisition strategy. In addition, to promote the continued growth of the group, we plan to explore others areas related to the security and surveillance industry (including, but not limited to, the fire and alarm sectors, access control, and related security and surveillance services) and recurring revenue business models within our existing business sectors.

During 2008, in order to maintain our competitive edge and to enhance the management of the group, we will integrate the group into four divisions.  The divisions are, as follows:

(a)

System installation: designs, sells, installs, services and monitors electronics security systems to residential, commercial, industrial and governmental customers.

(b)

Manufacturing of security and safety products: designs, manufactures and sells security and safety products, including intrusion security, access control and video management systems.

(c)

Security services: provides security and alarm monitoring services to residential, commercial and industrial customers.  In addition, data management and maintenance services for governmental customers.

(d)

Distribution of security and safety products: sells security and safety products, including intrusion security, access control and video management systems.

In 2007, we had 2 segments: system installation and manufacturing of security and safety products. Security services and distribution of security and safety products will be developed as major divisions pursuant to our operating plan.

2007 Financial Performance Highlights

We continued to experience strong demand for our products and services during the year ended December 31, 2007 and growth in our revenues and net income. The security and surveillance product market in China continued to expand in 2007 due, in part, to several programs and regulatory drivers initiated by the Chinese government, such as State Ordinance 458 and the Safe City program, which requires many public places, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques, to install security systems. In addition, the economic development in China and the fact that the population in China in general is becoming relatively wealthier also contributed to increased demand for security and surveillance products within various industries and organizations, such as residential estates, factories and shopping centers. Our financial results also benefited from the consolidation of companies acquired in 2007, which contributed approximately $38.2 million revenues in aggregate, accounting for approximately 15.9% of the total revenues of 2007.

The following are some financial highlights for the year ended December 31, 2007:

•

Revenue: Revenues increased $133.20 million, or 124.5%, to $240.19 million for the year ended December 31, 2007, from $106.99 million in 2006.  System installation segment revenue increased $ 65.09 million, or 69.13%, to $159.25 million for the year ended December 31, 2007, from $94.16 million in 2006. The manufacturing of security and safety products segment revenue increased $68.11 million, or 530.87%, to $80.94 million for the year ended December 31, 2007, from $12.83 million in 2006.

•

Gross margin: Gross margin was 28.95% for the year ended December 31, 2007, compared to 28.99% in 2006. Gross margin in the system installation segment was 28.9% for the year ended December 31, 2007, compared to 29.9% in 2006. The slight decrease was primarily due to gradually increased contract size. Gross margin in the manufacturing segment was 29.1% for the year ended December 31, 2007, compared to 22.2% in 2006. Such increase was primarily due to a change of product mix, and better economies of scale.

•

Income from operations: Income from operations increased $17.31 million, or 68.31%, to $42.65 million for the year ended December 31, 2007, from $25.34 million in 2006. Income from operations in the system installation segment increased $11.70 million, or 49.64%, to $35.27 million for the year ended December 31, 2007, from $23.57 million in 2006. Income from operations in the manufacturing segment increased $10.88 million, or 426.67%, to $13.43 million for the year ended December 31, 2007, from $2.55 million in 2006.

•

Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 17.76% for the year ended December 31, 2007, compared to 23.68% in 2006. Operating margin in the system installation segment was 22.15% for the year ended December 31, 2007, compared to 25.03% in 2006. Operating margin in the manufacturing segment was 16.59% for the year ended December 31, 2007, compared to 19.88% in 2006.

•

Net income: Net income increased $12.39 million, or 54.03%, to $35.32 million for the year ended December 31, 2007, from $22.93 million in 2006.

•

Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 14.70% for the year ended December 31, 2007, compared to 21.43% in 2006. The decrease was primarily due to non-cash expenses.

•

Fully diluted net income per share: Fully diluted net income per share was $0.91 for the year ended December 31, 2007, as compared to $0.85 in 2006.

•

Non-cash items : Non-cash items included (i) the redemption accretion on convertible notes of $13.70 million, (ii) depreciation and amortization of $5.04 million, and (iii) non-cash employee compensation expense of $4.16 million for the year ended December 31, 2007. Total non-cash items are $22.90 million, representing an increase of $21.78 million, or 1944.64%, from $1.12 million in 2006.

Our net income, as reported in our results of operations in fiscal 2007, 2006 and 2005, was approximately $35.32 million, $22.93 million and $7.27 million, respectively. Our net income was materially impacted by depreciation and amortization of long-lived assets in the subsidiaries we acquired, non cash employee compensation recognized pursuant to SFAS 123 (R) and redemption accretion on convertible notes. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non cash employee compensation and redemption accretion on convertible notes on our net income and net income per share. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash components for the years ended December 31, 2007 and 2006.

All amounts, other than for share and per share amounts, in millions of U.S. dollars

Non-cash items	2007	2006	Increase
Depreciation and amortization	$4.82	$1.12	$3.70
Depreciation and amortization (included in cost of goods sold)	0.22	--	0.22
Non-cash employee compensation	4.16	--	4.16
Redemption accretion on convertible notes	13.70	--	13.70
Total	$22.90	$1.12	$21.78

Non-cash items per share - basic
Depreciation and amortization	$0.13	$0.04	$0.09
Non-cash employee compensation	0.11	--	0.11
Redemption accretion on convertible notes	0.37	--	0.37
Total non-cash items per share - basic	$0.61	$0.04	$0.57

Non-cash items per share - diluted
Depreciation and amortization	$0.13	$0.04	$0.09
Non-cash employee compensation	0.11	--	0.11
Redemption accretion on convertible notes	0.35	--	0.35
Total non-cash items per share - diluted	$0.59	$0.04	$0.55

Net income per share - basic	$0.95	$0.88
Net income per share - diluted	$0.91	$0.85
Weighted average number of shares outstanding
Basic	37,368,549	26,052,519
Diluted	38,795,241	26,940,215

The following table summarizes the Company’s non-cash components for the years ended December 31, 2006 and 2005.

All amounts, other than for share and per share amounts, in millions of U.S. dollars

Non-cash items	2006	2005	Increase
Depreciation and amortization	$1.12	$0.26	$0.86
Non-cash employee compensation	--	--	--
Redemption accretion on convertible notes	--	--	--
Total	$1.12	$0.26	$0.86
Non-cash items per share – basic
Depreciation and amortization	$0.04	$0.01	$0.03
Non-cash employee compensation	--	--	--
Redemption accretion on convertible notes	--	--	--
Total non-cash items per share – basic	$0.04	$0.01	$0.03

Non-cash items per share – diluted
Depreciation and amortization	$0.04	$0.01	$0.03
Non-cash employee compensation	--	--	--
Redemption accretion on convertible notes	--	--	--
Total non-cash items per share – diluted	$0.04	$0.01	$0.03

Net income per share – basic	$0.88	$0.39
Net income per share – diluted	$0.85	$0.39
Weighted average number of shares outstanding
Basic	26,052,519	18,521,479
Diluted	26,940,215	18,521,479

Results of Operations

The following table sets forth key components of our results of operations for the years ended December 31, 2007, 2006 and 2005, in dollars and as a percentage of revenues.

	2007		2006		2005
Revenues	$240.19	100.0%	$106.99	100.0%	$32.69	100.0%
Cost of goods sold	(170.65)	71.0%	(75.98)	71.0%	(23.47)	71.8%
(including depreciation and amortization for the years ended December 31, 2007, 2006 and 2005 of $0.22, $0 and $0, respectively)
Gross profit	69.54	28.9%	31.01	29.0%	9.22	28.2%
Expenses
Selling and marketing	(5.62)	2.3%	(1.51)	1.4%	(0.29)	0.9%
General and administrative	(12.29)	5.1%	(3.04)	2.8%	(1.19)	3.6%
Non-cash employee compensation	(4.16)	1.7%	-	0.0%	-	0.0%
Depreciation and amortization	(4.82)	2.0%	(1.12)	1.0%	(0.26)	0.8%
Income from operations	42.65	17.8%	25.34	23.7%	7.48	22.9%
Other income	3.34	1.4%	1.59	1.5%	0.57	1.7%
Gain on disposal of land use rights and properties	13.63	5.7%	-	0.0%	-	0.0%
Interest expense (excluding: redemption accretion on convertible notes)	(1.31)	0.5%	(0.11)	0.1%	-	0.0%
Redemption accretion on convertible notes	(13.70)	5.7%	-	0.0%	-	0.0%
Income before income taxes	44.61	18.6%	26.82	25.1%	8.05	24.6%
Income taxes	(9.29)	3.9%	(3.89)	3.6%	(0.78)	2.4%
Net income	$35.32	14.7%	$22.93	21.4%	$7.27	22.2%

Revenue

Our revenues are generated from system installations and manufacturing of security and safety products. In 2007 we experienced solid growth in revenues. Revenue for the year ended December 31, 2007 increased by 124.50% to $240.19 million as compared to $106.99 million for 2006.

The increase in revenues was mainly attributable to growth in the security and surveillance market in China, the increased market demand for our products and our increased brand recognition. Our strategic efforts to increase our distribution channels during 2005 and 2006 and sufficient working capital from our recent fundraising activities also allowed us to successfully take advantage of the growth in market demand in 2007. After Hongtianzhi, HiEasy, Minking and Tsingvision became our wholly owned subsidiaries, we consolidated the financial results of these four companies starting from the second and third quarter of 2007, which contributed $19.1 million, $4.7 million, $12.5 million and $1.9 million to revenues in 2007, respectively. We consolidated the financial results of Cheng Feng starting from the third quarter of 2006. Cheng Feng had revenues of $18.6 million in 2007.

The following table shows the revenues recognized in the year ended December 31, 2007

(In millions of U.S. dollars)

Revenue recognized from contracts signed in 2006	$22.4
Revenue recognized from contracts signed in 2007	$135.0
Revenue recognized from Cheng Feng	$18.6
Revenue recognized from Hongtianzhi	$19.1
Revenue recognized from HiEasy	$4.7
Revenue recognized from Minking	$12.5
Revenue recognized from Tsingvision	$1.9
Revenue recognized from CSST PRC	$9.2
Other revenue recognized in 2007	$16.8
Total revenue recognized in 2007	$240.2
Revenue deferred	$0.9
Backlog of contracts for system installation and manufacturing of security and safety products signed before December 31, 2007	$60.5

Our revenue is generated from two business segments: system installation and manufacturing of security and safety products.

Segment information is consistent with how management reviews the businesses, makes investment and resource allocation decisions and assesses operating performance. In connection with the separation, we have realigned our management and segment reporting structure for the year ended December 31, 2007. The segment data presented reflects this new segment structure. We report financial and operating information in the following two segments:

(a)

System installation: designs, sells, installs, services and monitors electronics security systems to residential, commercial, industrial and governmental customers.

(b)

Manufacturing of security and safety products: designs, manufactures and sells security and safety products, including intrusion security, access control and video management systems.

The Company also provides general corporate services to its segments and these costs are reported as Corporate and Others.

The following table shows the different segments comprising our total revenue over each of the past three fiscal years.

All amounts in millions of U.S. dollars

Revenue	2007		2006		2005
System installation	$159.25	66.3%	$94.16	88.0%	$30.56	93.5%
Manufacturing of security and safety products	80.94	33.7%	12.83	12.0%	2.13	6.5%
Total	$240.19	100.0%	$106.99	100.0%	$32.69	100.0%

In fiscal years 2007, 2006 and 2005, our system installation segment generated revenue of $159.25 million, $94.16 million and $30.56 million which represented 66.3%, 88% and 93.5% of our total revenue, respectively.  Such increase was mainly due to the following factors: First, the population in China in general has become wealthier; as a result, the demand for security and surveillance products has also grown. Demand within various industries and organizations has also been increasing dramatically. Second, the Chinese government initiated several programs and regulatory drivers, such as the State Ordinance 458 and the “3111” program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2005 and 2006 turned out to be a highly successful way to capture the wave of growth in market demand in 2007. Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition in 2007 also contributed significantly to the growth in sales revenue.

In fiscal years 2007, 2006 and 2005, manufacturing of security and safety products segment generated revenue is $80.94 million, $12.83 million and $2.13 million which represented 33.7%, 12.0% and 6.5% of our total revenue, respectively.  Our recent acquisitions of Hongtianzhi, HiEasy and Minking improved and will continue to enhance our manufacturing capacity of our products.

Management expects growth in both segments to remain strong in 2008 due to (i) continued strong growth in the security and surveillance market both within the corporate and government sectors, (ii) better capitalization of the Company to fuel the growth, (iii) significantly enhanced branding and profiling in China, and (iv) acquisition strategy intended to boost our market share and competitiveness.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2007 increased by 124.6% to $170.65 million as compared to $75.98 million in 2006. The increase was generally in line with the revenue increase.  Cost of goods sold for the year ended December 31, 2006 increased by 223.73% to $75.98 million as compared to $23.47 million for the prior year. Such increase was mainly attributable to the increase of sales revenue.

The following table shows the segment components of cost of goods sold for each of the past three fiscal years.

All amounts in millions of U.S. dollars

Cost Item	2007		2006		2005
System installation	$113.23	66.4%	$66.00	86.9%	$21.67	92.3%
Manufacturing of security and safety products	57.42	33.6%	9.98	13.1%	1.80	7.7%
Total	$170.65	100.0%	$75.98	100.0%	$23.47	100.0%

The costs of goods sold related to the system installation segment accounted for 66.4% of total cost of goods sold for the year ended December 31, 2007, as compared to 86.9% in 2006. The cost of goods sold related to the manufacturing of security and safety products represented approximately 33.6% of total cost of goods sold in the year ended December 31, 2007 as compared to 13.1% in 2006 mainly due to the continuing increase of the percentage of revenues contributed by manufacturing of security and safety products after Hongtianzhi, HiEasy and Minking became our wholly owned subsidiaries.

The costs of goods sold related to the system installation segment accounted for 86.9% of total cost of goods sold for the year ended December 31, 2006, as compared to 92.3% in 2005. The percentage of cost of goods sold related to the manufacturing of security and safety products represented 13.1% of total cost of goods sold in the year ended December 31, 2006 as compared to 7.7% in 2005 due to the increase of the percentage of revenues contributed by manufacturing of security and safety products after the acquisition of Cheng Feng.

Gross Profit and Gross Margin

Between fiscal years 2005 and 2007, we were able to maintain gross margins between approximately 28.2% and 29%. The following table shows the different segment components comprising our gross profit margin over each of the past three fiscal years.

Gross profit margin	2007	2006	2005
System Installation	28.9%	29.9%	29.1%
Manufacturing of security and safety products	29.1%	22.2%	15.5%
Total	28.9%	29.0%	28.2%

 In fiscal year 2007, gross margins of our system installation segment and manufacturing segment were approximately 28.9% and 29.1%, respectively, compared to 29.9% and 22.2% in 2006. The slightly decreased gross margin in the system installation segment was primarily due to the gradually increased contract size. The increase in our gross margin of the manufacturing segment was primarily driven by the increased economies of scale.

In fiscal year 2006, gross margins of our system installation segment and manufacturing segment were approximately 29.9% and 22.2%, respectively, compared to 29.1% and 15.5% in 2005.  The slightly increased gross margin in the system installation segment was primarily due to the stabilization of pricing.  The increase in the gross margin of the manufacturing segment was primarily driven by the increased economies of scale.

Selling and marketing expenses

Our selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commissions, the cost of advertising, promotion, business travels, after-sale support, transportation cost and other sales related costs.

Selling and marketing expenses were $5.62 million for the year ended December 31, 2007 as compared to $1.51 million for the year ended December 31, 2006, an increase of $4.11 million. This increase was primarily attributable to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision, which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 2.3% for the year ended December 31, 2007 from 1.4% in 2006. The percentage increase was mainly due to the hiring of additional staff and the increased cost in promotion of our products to new customers.

Selling and marketing expenses were $1.51 million for the year ended December 31, 2006, a $1.22 million increase as compared to $0.29 million for the year ended December 31, 2005. This was mainly attributable to the increase of our sales revenue and our increased marketing and advertising campaigns to improve our brand awareness and market penetration.

General and Administrative Expenses

General and Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operation.  We expect the dollar amount of our general and administrative expenses will increase as our business grows and we continue to incur increased costs for being a public reporting company.

General and administrative expenses were $12.29 million for the year ended December 31, 2007, $9.25 million increase as compared to $3.04 million for the year ended December 31, 2006. Such increase was mainly due to the increase of the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision, the hiring of additional staff, the increased costs in connection with documenting and testing our internal controls and professional expenses related to the costs of being a public reporting company. The number of our employees increased from approximately 580 in 2006 to approximately 2,500 in 2007. We believe such increase was generally in line with the increase in our revenue.

General and administrative expenses were $3.04 million for the year ended December 31, 2006, a $1.85 million increase as compared to $1.19 million for the year ended December 31, 2005. Such increase was primarily due to the hiring of additional staff, research and development costs, and professional expenses incurred in connection with being a public reporting company. The number of our employees increased from approximately 400 in 2005 to approximately 580 in 2006. We believe such increase was generally in line with the increase in our revenue.

Non-cash Compensation Expenses

Effective February 7, 2007, our board of directors adopted our 2007 Equity Incentive Plan. The plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of our common stock may be issued under the plan. The plan has a 5-year term. During the year ended December 31, 2007, we granted an aggregate of 2,648,434 shares of restricted stock pursuant to the plan to employees and consultants of the Company. These shares will vest with respect to each of the employees and consultants over a period of four years. Non-cash employee compensation for the year ended December 31, 2007 was $4.16 million compared to $0 million of 2006 as a result of the adoption of the Equity Incentive Plan.

Depreciation and Amortization

Depreciation and amortization expenses were $4.82 million for the year ended December 31, 2007, an increase of  $3.70 million as compared to $1.12 million for the year ended December 31, 2006. Such increase was primarily attributed to the acquisition of Hongtianzhi, HiEasy, Minking, Tsingvision and the establishment of the exclusive co-operation agreement with Chuangguan. The amortization of intangible assets increased as a result of these acquisitions. In addition, the Company acquired more than $11.38 million of property, plant and equipment, $1.02 million of intangible assets, and $0.59 million of land use rights during 2007, including new business premises and equipment to improve the production capacity of the Company.

Depreciation and amortization expenses were $1.12 million for the year ended December 31, 2006, an increase of $0.86 million as compared to $0.26 million for the year ended December 31, 2005. Such increase was primarily attributed to the acquisition of Cheng Feng and the security and surveillance business of the Four-Related Companies. The amortization of intangible assets increased as a result of these acquisitions. In addition, the Company acquired more than $5.11 million of property, plant and equipment during 2006, including new business premises and equipment to improve the production capacity of the Company.

Income from operations

Our income from operations is primarily generated from two business segments: system installation and manufacturing of security and safety products. Income from operations for the year December 31, 2007 increased by 68.31% to $42.65 million compared to $25.34 million for 2006.

The following table shows the different segments comprising our income from operations for each of the past three fiscal years.

All amounts in millions of U.S. dollars

Income from operations	2007		2006		2005
System installation	$35.27	82.7%	23.57	93.0%	6.99	93.4%
Manufacturing of safety and security products	13.43	31.5%	2.55	10.1%	0.49	6.6%
Corporate and others	(6.05)	-14.2%	(0.78)	-3.1%	-	0.0%
Total	$42.65	100.0%	$25.34	100.0%	$7.48	100.0%

Income from operations related to the system installation segment increased 49.64%, or $11.7 million to $35.27 million in the year ended December 31, 2007, compared to $23.57 million in 2006. Such increase was mainly due to the increase in our system installation revenue as we expanded our market and penetrated more market shares.

Income from operations related to the manufacturing of security and safety products segment increased 426.67%, or $10.88 million to $13.43 million in the year ended December 31, 2007, compared to $2.55 million in 2006.  Such increase was mainly due to the acquisitions we made in 2007, which increased our sales of manufactured products greatly. The company expects that the manufacturing segment margin will continue to increase as we integrate the recent completed acquisitions and realize more economies of scale.

Income from operations related to the system installation segment increased 237.2%, or $16.58 million to $23.57 million in the year ended December 31, 2006, compared to $6.99 million in 2005. Operating income related to the manufacturing of security and safety products segment increased 420.41%, or $2.06 million to $2.55 million in the year ended December 31, 2006, compared to $0.49 million in 2005.

The company also provides general corporate services to its segments and these costs are reported as corporate and others, which includes amortization and depreciation and non-cash compensation for employees. In fiscal year 2007 and 2006 the company incurred $6.05 million and $0.78 million corporate and others expenses, respectively. There was no corporate and others expenses incurred in 2005.

Gain on disposal of land use rights and properties

All amounts, other than for share and per share amounts, in millions of U.S. dollars

For the Year Ended December 31,2007
Amount:
Gain on disposal of land use rights and properties	$13.63
Less:
Income tax associated from gain on disposal of land use rights and properties	(2.04)
Net effect of gain on disposal of land use rights and properties	$11.59

Per Share-Basic
Gain on disposal of land use rights and properties	$0.36
Less:
Income tax associated from gain on disposal of land use rights and properties	(0.05)
Net effect of gain on disposal of land use rights and properties-Basic	$0.31

Per Share-Diluted
Gain on disposal of land use rights and properties	$0.35
Less:
Income tax associated from gain on disposal of land use rights and properties	(0.05)
Net effect of gain on disposal of land use rights and properties-Diluted	$0.30
Shares used in computing net income per share (Basic)	37,368,549
Shares used in computing net income per share (Diluted)	38,795,241
GAAP BASIC EPS	0.95
GAAP DILUTED EPS	0.91

In 2007, we disposed of 3 land use rights and the relevant properties with a cost basis of $2.49 million for consideration of $16.12 million. The gain of disposal of land use rights and properties is $13.63 million in 2007. As of December 31, 2007, $3.28 million had not yet been received. The remaining payment was received in January 2008.

Interest Expense(excluding redemption accretion on convertible notes)

In 2007, we borrowed funds under 5 short-term loans from local Chinese banks and incurred a total interest expense of $0.44 million. For the convertible notes, we paid $0.87 million interest during 2007.

In 2006, we borrowed funds under 2 short- term loans and a long- term loan from local Chinese banks and incurred a total interest expense of $0.11 million.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for 2007 was $13.70 million, as compared to $0 in 2006. We raised $110 million from the issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be paid in cash if the convertible notes are converted into shares of our common stock before their maturities.

Provision for Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%.  No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no taxable income in fiscal year 2007.

Our wholly owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

Foreign invested enterprises, or FIEs, established in the PRC are generally subject to an enterprise income tax, or EIT, rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiary Golden is subject to an EIT rate of 15% for the fiscal year 2007. Our subsidiary Hongtianzhi is located in Shenzhen and its corporate tax rate is 7.5% as it receives a lower tax rate as a high-tech company. Our subsidiary Cheng Feng is subject to an EIT rate of 15% for fiscal year 2007 due to the software and high technology company status. HiEasy, Minking and Tsingvision are subject to an EIT rate of 0% since the date of acquisition because their holding companies are foreign companies.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which take effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. We are expecting that the measures to implement the grandfather period will be enacted by the Chinese government in the coming months and will assess what the impact of the new regulations are at that time. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise”. If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Income Tax Expenses

We incurred income tax expenses of $9.29 million for the year ended December 31, 2007, an increase of 138.82% from the $3.89 million for the year ended December 31, 2006. A net deferred tax asset of $0.40 million was recognized. As a result, the deferred tax expense was increased to $0.10 million.

We incurred income tax expenses of $3.89 million for the year ended December 31, 2006, an increase of 398.72% against $0.78 million for the year ended December 31, 2005. Such increase was primarily attributable to the increase of sales revenue and profits.

Net Income

We earned a net income of $35.32 million for the year ended December 31, 2007, an increase of 54.03% from $22.93 million for the year ended December 31, 2006.  Such increase was primarily attributable to the increase in revenue.

We earned a net income of $22.93 million for the year ended December 31, 2006, an increase of 215.41% against $7.27 million for the year ended December 31, 2005. Such increase was primarily attributable to the increase in revenue.

Net Income Margin

Net income margin for the year ended December 31, 2007 was 14.7%, decreased from 21.4% for the year ended December 31, 2006. This percentage decrease was due to the increase in general and administrative expenses and non-cash expenses including redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

Net income margin for the year ended December 31, 2006 was 21.4%, slightly decreased from the 22.2% for the year ended December 31, 2005. The primary reason for the decrease was the increase in general and administrative expenses in 2006. Management believes that our future net income margin may continue to decrease slightly due to the increase of costs associated with being a public company.

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

We also received advances from one director to facilitate our operations during the years ended December 31, 2005 and 2004. Such loans were non-interest bearing and were payable upon demand. In 2006, we successfully raised funds from the capital market and the need for directors to inject capital to facilitate the operations of the Company no longer existed. The balances due at December 31, 2006 and 2005 were $0.08 million and $0.07 million, respectively. The balance at the end of 2006 was paid off by the first quarter of 2007.

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

We incurred a foreign currency translation gain of $9.66 million for the year ended December 31, 2007 as compared with the foreign currency translation gain of $1.66 million for the year ended December 31, 2006.

We incurred a foreign currency translation gain of $1.66 million for the year ended December 31, 2006 as compared with the foreign currency translation gain of $0.55 million for the year ended December 31, 2005.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for fiscal year 2007 and 2006.

In 2007, the exchange rates of 7.30, 7.58 and 8.07 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders’ equity, respectively, which results in a $9.66 million foreign currency translation gain in fiscal 2007. In 2006, the exchange rates of 7.80, 7.97 and 8.07 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders’ equity, respectively, which results in a $1.66 million foreign currency translation gain in fiscal 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $89.07 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow

(in millions of U.S. dollars)

	Years Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$16.98	$2.98	$0.80
Net cash used in investing activities	(82.96)	(11.17)	(0.08)
Net cash provided by financing activities	120.67	35.91	1.06
Net cash flow	$54.69	$27.72	$1.78

Operating Activities:

Net cash provided by operating activities was $16.98 million for the year ended December 31, 2007 which is an increase of $14.00 million from the $2.98 million   net cash provided by operating activities for the same period in 2006. The increase was primarily due to an increase in net income.

Net cash provided by operating activities was $2.98 million for the year ended December 31, 2006 which is an increase of $2.18 million from the $0.80 million net cash provided by operating activities for the same period in 2005. The increase was primarily due to an increase in net income.

Investing Activities:

Our main uses of cash for investing activities during 2007 were deposits for the acquisition of subsidiaries and acquisitions of subsidiaries, properties and intangible assets.

Net cash used in investing activities in the year ended December 31, 2007 was $82.96 million. Our net cash used in investing activities for the year ended December 31, 2006 was $11.17 million. The increase of net cash used in investing activities was primarily due to the acquisition of subsidiaries and properties and deposits for the acquisition of subsidiaries, properties and intangible assets.

Net cash used for investing activities in the year ended December 31, 2006 was $11.17 million, which is an increase of $11.09 million from net cash used for investing activities of $0.08 million in the same period of 2005 due to the increased acquisition of property, plant, equipment and businesses in 2006.

Financing Activities:

Net cash provided by financing activities for the year ended December 31, 2007 was $120.67 million, which is an increase of $84.76 million from $35.91 million net cash provided by financing activities during the same period of 2006. The increase of the cash provided by financing activities was primarily attributable to funds received from the two convertible notes issued to Citadel Equity Fund, Ltd. ("Citadel").

Loan Facilities

As of December 31, 2007, the amount, maturity date and term of each of our bank loans were as follows:

All amounts in millions of U.S. dollars

Bank	Amount	Maturity Date	Duration

Shanghai Pudong Development Bank	$1.36	March 2008	1 year
Shanghai Pudong Development Bank	4.11	February 2008	1 year
Shanghai Pudong Development Bank	2.74	October 2008	1 year
China Citic Bank	4.11	November 2008	1 year
Shenzhen Ping An Bank	1.19	March 2009	3 years
China Construction Bank	-	September 2016	10 years
Total	$13.51

Net cash provided by financing activities in the year ended December 31, 2007 totaled $120.67 million as compared to $35.91 million. The increase of cash provided by financing activities was primarily attributable to Citadel financing.

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

 In addition, we have several loan agreements outstanding with various banks. Long term liabilities are long term loans from banks. As of December 31, 2006, our total long term liabilities were approximately $2.23 million, consisting of a 10-year loan from China Construction Bank for the purposes of purchasing new office premises in Shenzhen. This loan was granted on September 27, 2006. It matures on September 26, 2016 and has an annual interest rate of 7.524%. The loan was repaid in February 2007.

The long term note payable is from Shenzhen Ping An Bank. As of December 31, 2007, total long term liabilities were RMB8.7 million (approximately $1.19 million), consisting of a 3-year loan payable to a Chinese bank. This loan was entered into on January 17, 2006 and matures on March 3, 2009, with an annual interest rate of 6.435%. The loan agreement requires the Company to use the loan proceeds only for the construction of the Company’s factory. The loan is collateralized by the personal assets of the CEO of one of the Company’s subsidiaries.

On November 15, 2007, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB30 million (approximately $4.11 million) with an annual interest rate of 7.29%. The loan is due in November 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The loan is guaranteed by the CEO of the Company and the subsidiaries of the Company.

On October 15, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB20 million (approximately $2.74 million) with an annual interest rate of 6.561%. The loan is due in October 2008, and the interest is payable at the end of each month. The loan agreement requires the Company use the loan proceeds only for the Company’s operations. The loan is guaranteed by subsidiaries of the Company.

On February 16, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB10 million (approximately $1.36 million) with an annual interest rate of 6.39%. The loan is due in March 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the CEO of the Company and by Chuang Guan.

On February 2, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB30 million (approximately $4.11 million) with an annual interest rate of 6.12%. The loan is due in February 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the CEO of the Company and by Chuang Guan. The loan was repaid in February 2008.

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

As of the date of this report, we believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Contractual Obligations

Below is a table which sets forth our contractual obligations as of December 31, 2007:

All amounts in millions of U.S. dollars

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations	$111.19	$0.49	$0.70	$110.00	$-
Operating Lease Obligations	0.46	0.29	0.12	0.05	-
Total	$111.65	$0.78	$0.82	$110.05	$-

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

☐

Basis of Consolidation - The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in the consolidation.

☐

Intangible Assets - Intangible assets represent a surveillance recording system, surveillance software, customer relationship and contracts, trademarks, patents, technical know-how, non-compete agreements, acquired from Yuan Da, Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision and the businesses of Four-Related Companies and the exclusive co-operation agreement with Chuang Guan. The value of a surveillance recording system was established by an independent accounting firm. The valuations and allocation of intangible assets for the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision and the businesses of the Four-Related Companies were determined by an independent appraisal firm. The value of the exclusive cooperation agreement with Chuang Guan was determined by an independent appraisal firm. The value of the recording system is to be amortized as the following policies and rates: using the straight-line method over its estimated useful life of five years. The values of the intangible assets of the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, the businesses of the Four-Related Companies and the exclusive cooperation agreement with Chuang Guan are to be amortized as the following policies and rates: using straight-line or accelerated method over their estimated useful lives of two months to 25 years.

☐

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

☐

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

☐

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

Revenues from sales of security and surveillance video cameras and related products are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and related interpretations. Revenues are recognized when the following criteria are met:

(i)      Persuasive evidence of an arrangement exists – The Company requires evidence of an agreement with a customer specifying the terms and conditions of the products to be delivered typically in the form of a signed contract or purchase order.

(ii)     Delivery has occurred – For product sales, delivery generally takes place when title to the products are shipped to or accepted by the customer.

(iii)    The fee is fixed or determinable – Fees are fixed or determinable based on the contract or purchase order terms.

(iv)    Collection is probable – The Company performs a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

Repairs and maintenance service revenue is recognized when the service is performed.

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimated the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue recognized. Warranty costs incurred by the Company have not been material.

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

Revenue from security and surveillance system one year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as the Company believes it meets the conditions in compliance with SOP 97-2.

☐

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

	2007	2006	2005
Year end RMB: exchange rate	7.30	7.80	8.07
Average yearly RMB: exchange rate	7.59	7.97	8.19

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

·

Share-based Payments: On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No.123, Share-Based Payment (“SFAS 123 (R))”. We adopted SAFS 123(R) on January 1, 2006, using the modified prospective method.  The provisions of SFAS 123(R) apply only to the awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, is recognized in net profit in the periods after adoption. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant, after taking amount into certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. This cost is expected to be recognized over a four-year period.

·

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

·

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

We file income tax returns in the U.S. federal jurisdiction. We were not subject to U.S. federal tax examinations for years before 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). By applying this method we will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquire. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We are currently accessing the impact of this statement to have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect the adoption of this statement to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007.We are currently assessing the impact of the statement.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”.  This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently assessing the impact adoption of SFAS No. 159 will have on the financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 begins on page F-1 of this Annual Report on Form 10-K.

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2007. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this report.

All amounts in millions of U.S. dollars

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$38.45	$52.13	$65.44	$84.17

Gross profit	$10.12	$14.89	$19.74	$24.79

Income before income taxes and minority interest	$5.84	$6.04	$14.30	$18.48

Net income	$4.53	$4.27	$11.70	$14.82

Net income per share
Basic	$0.14	$0.12	$0.30	$0.35
Diluted	$0.13	$0.11	$0.29	$0.35

2006

Revenue	$14.59	$8.02	$43.45	$40.93

Gross profit	$4.40	$3.04	$12.86	$10.71

Income before income taxes and minority interest	$4.12	$2.86	$11.03	$8.80

Net income	$3.50	$2.54	$10.26	$6.63

Net income per share
Basic	$0.16	$0.10	$0.37	$0.22
Diluted	$0.16	$0.10	$0.36	$0.20

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a–15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Chief Financial Officer and the Chief Executive Officer assessed the effectiveness of internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Financial Officer and the Chief Executive Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)   Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Securities and Exchange Act of 1934 defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During 2007, four business acquisitions were completed. Management decided to exclude the acquired businesses from its report on internal control over financial reporting because it was not possible to conduct an assessment of the acquired businesses’ internal control over financial reporting in the period between the consummation date and the date of management’s assessment. With respect to adequacy of disclosure, we hereby provide the following information:

1

Our management refers in the internal control report to a discussion in the registrant’s form 10-K regarding the scope of the assessment, noting that management excludes the acquired business from management’s report on internal control over financial reporting.

2

Our management clearly identifies the acquired businesses excluded and indicated the significances of the acquired businesses in our company’s consolidated financial statements.

3

Our company must disclose any material change to its internal control over financial reporting due to the acquisition.

As of December 31, 2007, with regard to the scope of our assessment, we excluded four business acquisitions from our assessment of internal control over financial reporting because they were acquired in businesses combination purchases during 2007. Their total assets, total revenues, and net income represent approximately US$53.8 million, US$38.2 million and US$8.7 million respectively, of our total assets, total revenues and net income in 2007.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, excluding the four businesses acquired in 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

GHP Horwath P.C. (“GHP”) our independent registered public accounting firm, has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, included in this Annual Report on Form 10-K at page F-2. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data.

(c) Changes in Internal Controls

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 of Part III is included in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is included in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS

Information required by Item 12 of Part III is included in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

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

Date: March 10, 2008

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.

By:	/s/ Guoshen Tu
Guoshen Tu Chairman and Chief Executive Officer

By:	/s/ Terence Yap
Terence Yap Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Guoshen Tu and Terence Yap, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

/s/ Guoshen Tu	Chairman, Chief Executive Officer and Director	March 10, 2008
Guoshen Tu	(Principal Executive Officer)

/s/ Terence Yap	Chief Financial Officer and Director	March 10, 2008
Terence Yap	(Principal Financial Officer and Principal Accounting Officer)

/s/ Runsen Li	Director	March 10, 2008
Runsen Li

/s/ Peter Mak	Director	March 10, 2008
Peter Mak

/s/ Robert Shiver	Director	March 10, 2008
Robert Shiver

FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006 AND 2005

-

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.

AND SUBSIDIARIES

TABLE OF CONTENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F3

Consolidated Statements of Income and Comprehensive Income for the
years ended December 31, 2007, 2006 and 2005	F4

Consolidated Statements of Changes in Shareholders' Equity for the
years ended December 31, 2007, 2006 and 2005	F5

Consolidated Statements of Cash Flows for the years ended December 31,
2007, 2006 and 2005	F6 – F8

Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005	F9 - F44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
China Security & Surveillance Technology, Inc.

We have audited the accompanying consolidated balance sheets of China Security & Surveillance Technology, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited China Security & Surveillance Technology, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Security & Surveillance Technology, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the four business acquisitions during 2007 because it was not possible to conduct an assessment of the acquired businesses' internal control over financial reporting in the period between the consummation date and the date of management's assessment. The four businesses' total assets, total revenues and net income included in the consolidated financial statements of China Security & Surveillance Technology, Inc. as of December 31, 2007 and for the year then ended were approximately $53.8 million, $38.2 million and $8.7 million, respectively. Our audit of internal control over financial reporting of the China Security & Surveillance Technology, Inc. also did not include an evaluation of the internal control over financial reporting of these four acquired businesses.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Security & Surveillance Technology, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, China Security & Surveillance Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 10, 2008

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

ASSETS
	2007	2006
Cash and cash equivalents	$89,071	$30,980
Accounts receivable, net	63,206	26,754
Related party receivables	549	440
Inventories, net	40,606	19,721
Prepayment and deposits	3,225	3,533
Advances to suppliers	2,877	2,889
Other receivables	13,171	1,697
Tax refundable	92	--
Deferred tax assets - current portion	137	41
Total current assets	212,934	86,055

Deposits paid for acquisition of subsidiaries, properties and intangible assets	46,443	--
Plant and equipment, net	24,066	8,339
Land use rights, net	1,379	1,152
Intangible assets	39,800	9,997
Investment, at cost	--	12
Goodwill	52,369	8,426
Deferred financing cost	150	--
Deferred tax assets - non-current portion	262	462
TOTAL ASSETS	$377,403	$114,443

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - short term	$12,814	$2,272
Accounts payable	21,864	4,000
Accrued expenses	5,108	749
Advances from customers	8,352	5,432
Taxes payable	4,153	1,660
Payable for acquisition of business	--	7,500
Deferred income	915	831
Due to director	--	76

Total current liabilities	53,206	22,520

LONG TERM LIABILITIES
Notes payable - long term	698	2,010
Convertible notes payable	123,701	--
Total liabilities	177,605	24,530

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	61	94

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized 42,506,150 (2007) and 31,824,938 (2006) shares issued and outstanding	4	3
Additional paid-in capital	110,254	45,320
Retained earnings	76,802	41,483
Statutory surplus reserve fund	804	804
Accumulated other comprehensive income	11,873	2,209
Total shareholders' equity	199,737	89,819
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$377,403	$114,443

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

	2007	2006	2005

Revenues	$240,188	$106,989	$32,688
Cost of goods sold (including depreciation and amortization for the years ended December 31, 2007, 2006 and 2005 of $216, $0 and $0, respectively)	170,649	75,976	23,473
Gross profit	69,539	31,013	9,215

Selling and marketing	5,622	1,511	288

General and administrative (including non-cash employee compensation for the years ended December 31, 2007, 2006 and 2005 of $4,157, $0 and $0, respectively)	16,442	3,036	1,189

Depreciation and amortization	4,824	1,124	260
Income from operations	42,651	25,342	7,478

Rental income from related parties	483	496	439
Interest income	374	63	9
Interest expense	(15,011)	(108)	--
Gain on sale of affiliated company	--	307	--
Gain on disposal of land use rights and properties	13,632	--	--
Other income (expense), net	2,530	711	120

Income before income taxes and minority interest	44,659	26,811	8,046

Minority interest in (income) loss of consolidated subsidiaries	(49)	9	--

Income taxes	(9,291)	(3,889)	(780)
Net income	35,319	22,931	7,266

Foreign currency translation gain	9,664	1,664	545
COMPREHENSIVE INCOME	$44,983	$24,595	$7,811

NET INCOME PER SHARE
BASIC	$0.95	$0.88	$0.39
DILUTED	$0.91	$0.85	$0.39
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	37,368,549	26,052,519	18,521,479
DILUTED	38,795,241	26,940,215	18,521,479

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

 (Except for share and per share amounts)

	Common Stock Shares	Par Value		Retained Earnings	Accumulated	Statutory	Total
			Additional		Other	Surplus
			Paid-in		Comprehensive	Reserve
			Capital		Income	Fund
BALANCE AT JANUARY 1, 2005	17,000,000	$1	$4,709	$12,090	$-	$-	$16,800
Common stock issued for consulting services	1,420,000	-	-	-	-	-	-
Common stock issued to previous Apex shareholders (Note 1)	3,138,000	1	(1)	-	-	-	-
Foreign currency translation	-	-		-	545	-	545
Net income for the year	-			7,266	-	-	7,266
Transfer				(804)		804	-
BALANCE AT DECEMBER 31, 2005	21,558,000	$2	$4,708	$18,552	$545	$804	$24,611
Warrants granted for consulting services	-	-	185	-	-	-	185
Common stock issued for consulting services	100,000	-	350	-	-	-	350
Common stock issued for acquisition of Yuan Da	200,000	-	500	-	-	-	500
Common stock issued under securities purchase agreements	7,301,259	1	22,284	-	-	-	22,285
Common stock issued for acquisition of businesses of four related companies	850,000	-	6,970	-	-	-	6,970
Common stock issued for investor relations services	50,000	-	200	-	-	-	200
Common stock issued for private placement	1,538,462	-	10,000	-	-	-	10,000
Warrants exercised (cashless) per Securities Purchase Agreement	123,750	-	-	-	-	-	-
Warrants exercised for cash per Securities Purchase Agreement	25,714	-	123	-	-	-	123
Warrants exercised (cashless) per investor relation service agreement	77,753	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	1,664	-	1,664
Net income for the year	-	-	-	22,931	-	-	22,931
BALANCE AT DECEMBER 31, 2006	31,824,938	$3	$45,320	$41,483	$2,209	$804	$89,819

Warrants exercised (cashless) per Securities Purchase Agreement	402,782	-	-	-	-	-	-
Warrants exercised for cash per Securities Purchase Agreement	813,422	-	3,905	-	-	-	3,905
Issuance of restricted stock awards and recognition of stock-based compensation	2,596,634	-	4,157	-	-	-	4,157
Common stock issued for acquisition of Cheng Feng	1,361,748	-	7,500	-	-	-	7,500
Common stock issued for acquisition of Hongtianzhi	2,800,711	1	16,203	-	-	-	16,204
Common stock issued for acquisition of HiEasy	811,804	-	5,198	-	-	-	5,198
Common stock issued for acquisition of Tsingvision	459,000	-	6,533	-	-	-	6,533
Common stock issued for acquisition of Minking	968,611	-	13,270	-	-	-	13,270
Common stock issued for acquisition of Exclusive Cooperation Agreement with Chuang Guan	466,500	-	8,168	-	-	-	8,168
Foreign currency translation	-	-	-	-	9,664	-	9,664
Net income for the year	-	-	-	35,319	-	-	35,319

BALANCE AT DECEMBER 31, 2007	42,506,150	$4	$110,254	$76,802	$11,873	$804	$199,737

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,319	$22,931	$7,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,040	1,124	260
Allowance for doubtful accounts	74	113	--
Provision for obsolete inventories	8	230	--
Deferred income taxes	7	107	(590)
Amortization of loan origination fees	--	37	--
Common stock issued for services	--	250	--
Amortization of consultancy services	122	--	--
Amortization of deferred financing cost	26	--	--
Non-cash compensation expense	4,157	--	--
Redemption accretion on convertible notes	13,701	--	--
Gain on disposal of land use rights, properties, plant and equipment	(13,632)	(15)	--
Issue of warrants for investor relation services	--	185	--
Gain on sale of affiliated company	--	(307)	--
Minority interest	49	(9)	--

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(28,539)	(13,992)	(7,270)
Related party receivables	(80)	3,768	369
Other receivables	(6,932)	(401)	(337)
Inventories	(7,851)	(13,328)	771
Prepayment & deposits	453	(3,233)	--
Advances to suppliers	1,178	(1,323)	1,780
(Decrease) increase in:
Accounts payable and accrued expenses	10,094	6,300	(3,630)
Advances from customers	1,376	--	--
Payable for acquisition of business	--	--	593
Taxes payable	2,271	582	700
Related party payable	--	(9)	--
Deferred income	141	(26)	887
Net cash provided by operating activities	16,982	2,984	799

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

	2007	2006	2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(11,382)	(5,114)	(49)
Additions to intangible assets, other than through business acquisitions	(1,016)	(107)	--
Addition to land use right, other than through business acquisitions	(591)	--	--
Deposits paid for acquisition of subsidiaries	(22,545)	--	--
Deposits paid for acquisition of properties and intangible assets	(23,898)	--	--
Net cash outflow on acquisition of net assets of businesses acquired (net of cash acquired)	(36,378)	(6,539)	(30)
Proceeds from dispositions of non current assets	--	592	--
Proceeds from disposal of land use rights and properties	12,844	--	--
Net cash used in investing activities	(82,966)	(11,168)	(79)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from (advanced to) directors	(71)	9	1,063
New borrowings, net of issuing cost	124,883	3,495	--
Repayment of borrowings	(8,045)	--	--
Warrants exercised	3,905	123	--
Issue of common stock, net of issuing expenses	--	32,285	--
Net cash provided by financing activities	120,672	35,912	1,063

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,688	27,728	1,783

Effect of exchange rate changes on cash	3,403	975	461
Cash and cash equivalents, beginning of year	30,980	2,277	33
CASH AND CASH EQUIVALENTS, END OF YEAR	$89,071	$30,980	$2,277

See accompanying notes to the consolidated financial statements.

 CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$1,362	$103	$--
Income taxes paid	$7,794	$3,166	$1,404

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(a)	The Company purchased net assets of Yuan Da Wei Shi Technology Limited (“Yuan Da”) for $630 during 2005. (Note 1) In conjunction with the acquisition, liabilities were assumed as follows:-

Fair value of net assets acquired	$630
Cash paid	37
Amount owed at December 31, 2005	$593

(b)	1,420,000 shares of common stock were issued to consultants for services provided to the Company during 2005 in connection with the acquisition of Safetech by Apex. (Note 1)

(c)	200,000 shares of common stock were issued for acquisition of Yuan Da during 2006. (Note 1)

(d)

850,000 shares of common stock were issued for acquisition of  the security and surveillance businesses of Jian Golden An Ke Technology Co. Ltd., or "Jian An Ke," Shenzhen Golden Guangdian Technology Co. Ltd., or "Shenzhen Guangdian," Shenyang Golden Digital Technology Co. Ltd., or "Shenyang Golden," and Jiangxi Golden Digital Technology Co. Ltd., or "Jiangxi Golden," during 2006. (Note 1)

(e)

1,361,748 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $7,500 in the acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd., ("Cheng Feng"), were issued in February 2007. (Note 1)

(f)

2,800,711 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $16,000 in the acquisition of Shenzhen Hongtianzhi Electronics Co., Ltd., ("Hongtianzhi"), were issued in May and June 2007. (Note 1)

(g)

811,804 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $5,100 in the acquisition of HiEasy Electronic Technology Development Co., Ltd., ("HiEasy"), were issued in August 2007. (Note 1)

(h)

459,000 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $6,500 in the acquisition of Hangzhou Tsingvision Intelligence System Co., Ltd., ("Tsingvision"), were issued in August 2007. (Note 1)

(i)

968,611 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $13,000 in the acquisition of Changzhou Minking Electronics Co., Ltd. ("Minking"), were issued in October 2007. (Note 1)

(j)

466,500 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $8,834 in the acquisition of Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd. ("Chuang Guan"), were issued in October 2007. (Note 1)

(k)

The Company disposed of land use rights and properties for total consideration of RMB119,000 (approximately $16,119). As of December 31, 2007, RMB24,000 (approximately $3,286) had not yet been received. The remaining payment was received in January 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Apex Wealth Enterprises Limited (“Apex” or the “Company”) was incorporated in the British Virgin Islands in April 2002. On July 23, 2005, Apex executed a Stock Purchase Agreement and an Agreement for Share Exchange. Both agreements closed on September 12, 2005. Under the Stock Purchase Agreement, Whitehorse Technology Ltd. (“Whitehorse”), purchased a total of 8,862,000 shares, or approximately 66.04% of the issued and outstanding common stock of Apex, from First Asia International Holdings Ltd. Whitehorse is the largest shareholder of China Safetech Holdings Limited (“Safetech”), a British Virgin Islands corporation. Safetech is the investment holding vehicle of the entire equity interest of Golden Group Corporation (Shenzhen) Ltd. (“Golden”). Golden is a corporation in the People’s Republic of China (“PRC”or “China”) engaged in the business of the manufacturing and distribution of security and surveillance systems, which integrates development, manufacturing, marketing, and maintenance of digital video surveillance and network communication together.

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

On October 25, 2005, the Company entered into an agreement with the equity owners of Yuan Da, which was subsequently amended in April and May 2006. Pursuant to the agreement, the Company acquired all of the assets of Yuan Da. Yuan Da was  a limited liability company established in Shenzhen, China and was principally engaged in the sales and development of security and surveillance systems. Under the agreement with Yuan Da, as amended, the purchase price consisted of (i) a cash payment of RMB1,000 (approximately $125) and (ii) the issuance of 200,000 unregistered shares of the Company's common stock valued at $500 (based upon the average closing market price during the twenty days before the date of the agreement). The shares of common stock were issued on March 10, 2006.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

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

On April 4, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain investors (the “Investors”) for the sale of 2,666,667 shares (the “Shares”) of the Company's common stock at a price of $3.00 per share. Net proceeds to the Company from the sale of the common stock were approximately $7,400.

Pursuant to this Agreement, the Company also issued warrants to a private placement agent to purchase 416,667 shares of its common stock as a commission for its services in connection with the private placement. A total of 150,000 of the warrants are exercisable at a price of $3.80 per share, which was the closing bid price for the Company's stock as of the date of closing under the Agreement, and a total of 266,667 of the warrants are exercisable at a price of $3.00 per share. All of the warrants have a term of 5 years and include a cashless exercise feature. For the year ended December 31, 2007 and 2006, 266,667 and 150,000 warrants were exercised using the cashless exercise feature and 224,722 and 82,500 shares of the Company’s common stock were issued respectively.

On July 6, 2006, the Company entered into a definitive Securities Purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors relating to the private placement of 2,675,794 units for an aggregate gross cash purchase price of $12,041.

Each unit consists of one share of the Company's common stock and a warrant to purchase one-fifth of one share of common stock. The exercise price for each whole warrant was originally $5.40. The warrants have a term of five years and include a cashless exercise feature. The units were to be sold under the Securities Purchase Agreement at a price of $4.50 per unit. Under the terms of the Securities Purchase Agreement, all of such funds were required to be placed into escrow by the investors by July 7, 2006.

The Securities Purchase Agreement was amended on July 30, 2006 and July 31, 2006 and closing under the amended agreement occurred July 31, 2006. The major amendments made to the Securities Purchase Agreement include the waiver of a closing condition which permitted the Company to break escrow notwithstanding the fact that the acquisition of Cheng Feng would not be fully consummated until certain governmental approvals were obtained, the reduction of the purchase price of each unit from $4.50 to $3.50 and the exercise price for each whole warrant from $5.40 to $4.80, and the grant of a put right by the Company to all of the investors which allowed the investors to require the Company to repurchase all, but not less than all, of the securities issued under the Securities Purchase Agreement if the Company failed to obtain the necessary governmental approval to consummate the Acquisition on or before December 31, 2006. Necessary governmental approvals were obtained before December 31, 2006.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

 (Except for share and per share amounts)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Pursuant to the amended Securities Purchase Agreement, the Company sold 4,634,592 units to certain accredited investors for $16,200. Each unit consists of one share of common stock and a warrant to purchase one- fifth of one share of common stock. The exercise price for each whole warrant is $4.80. The warrants have a term of five years and include a cashless exercise feature. The units were sold under the Securities Purchase Agreement at a price of $3.50 per unit. Net proceeds to the Company from the sale of the units were approximately $14,900. For the year ended December 31, 2007 and 2006, 813,422 and 25,714 warrants were exercised at $4.80 per share respectively.

In conjunction with execution of the Securities Purchase Agreement, the Company also executed a Registration Rights Agreement under which it was obligated to file a registration statement on Form S-4 and S-1, or other available form, to register the shares and the shares underlying the warrants for resale, within 45 days and 55 days after the closing date, respectively. The Company was obligated to use its best efforts to cause the registration statement to be declared effective within 180 days of the closing date, and was liable for payment of penalties to the purchasers in the event the registration statement has not declared effective within the 180-day period. The Company filed an S-4 on October 2, 2006, which was 12 days later than the required filing date. Therefore, liquidated damages totaling approximately $65 were incurred.

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commissions for their services in connection with the private placement. For the year ended December 31, 2007 and 2006, 249,421 and 75,000 warrants were exercised using the cashless exercise feature 178,060 and 41,250 shares respectively of the Company’s  common stock were issued.

A summary of the status of the Company's stock warrants granted in 2007, 2006 and 2005 and the changes during the years then ended are presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices	Shares	Weighted Average Exercise Prices
Outstanding at beginning of year	1,417,292	$4.40	100,000	$1.85	--	$--
Granted	--		1,668,006	4.31	100,000	1.85
Exercised	(1,329,510)	(4.36)	(350,714)	(3.23)	--	--
Outstanding at end of year	87,782	$4.80	1,417,292	$4.40	100,000	$1.85
Warrants exercisable at end of year	87,782		1,417,292		100,000

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

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

In November 2006, the Company changed its domicile from the BVI to Delaware through merging the BVI company into its recently-formed wholly owned Delaware subsidiary. The main reasons for the change of domicile were to comply with the covenants of a stock purchase agreement that we entered into on April 4, 2006 in connection with a financing transaction, as well as to take advantage of the benefits of being a Delaware corporation, including enhanced credibility, greater flexibility in corporate law and attractiveness for directors and officers.

On November 27, 2006, the Company entered into an agreement with three accredited investors (the “buyers”), two of whom are qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933 (the “Securities Act”) .The Company issued an aggregate of 1,538,462 shares of its common stock for a consideration of $10,000 at a price of $6.50 per share.

The Company agreed to pay total consideration equaling RMB 120,000 (approximately $15,000) in exchange for 100% ownership of Cheng Feng, consisting of RMB 60,000 (approximately $7,500) in cash and RMB 60,000 in the Company's restricted stock. The number of shares issuable in satisfaction of the equity portion of the purchase price was 1,361,748, which were issued in February 2007.

The Company agreed to pay total consideration equaling RMB250,000 (approximately $32,000) in exchange for 100% ownership of Chain Star Investment Limited (“Chain Star”), consisting of RMB125,000 (approximately $16,000) in cash and shares of the Company’s common stock valued at RMB125,000 (approximately $16,000). RMB 12,500 (approximately $1,600) of the purchase price was paid as a deposit in October 2006. The number of shares issuable in satisfaction of the equity portion of the purchase price was 2,800,711 shares, which were issued in May and June 2007. Chain Star is a holding company with no assets other than 100% of the equity interests of Hongtianzhi.

The Company agreed to pay total consideration equaling RMB80,000 (approximately $10,200) in exchange for 100% ownership of Link Billion Investment Limited (“Link Billion”), consisting of RMB40,000 (approximately $5,100) in cash and shares of the Company’s common stock valued at RMB40,000 (approximately $5,100). The number of shares of the Company’s common stock issuable in satisfaction of the equity portion of the purchase price was 811,804 shares, which were issued in August 2007. Link Billion is a holding company with no assets other than 100% of the equity interests of HiEasy.

The Company agreed to pay RMB200,000 (approximately $26,000) in exchange for 100% ownership of Allied Rich Limited (“Allied Rich”), consisting of RMB100,000 (approximately $13,000) in cash and shares of the Company’s common stock valued at RMB100,000 (approximately $13,000). The number of shares issuable in satisfaction of the equity portion of the purchase price was 968,611 shares which were issued in October of 2007. Allied Rich is a holding company with no assets other than 100% of the equity interests of Minking.

 CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

 (Except for share and per share amounts)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The Company agreed to pay total consideration equaling RMB99,346 (approximately $13,000) in exchange for 100% ownership of Ocean Pacific Technology Limited (“Ocean Pacific”), consisting of RMB50,000 (approximately $6,500) in cash and shares of the Company's common stock valued at RMB49,346 (approximately $6,500). The number of shares issuable in satisfaction of the equity portion of the purchase price was 459,000 shares, which were issued in August 2007. Ocean Pacific is a holding company with no assets other than 100% of the equity interests of Tsingvision.

On September 20, 2007, the Company entered into an exclusive cooperation agreement with Chuang Guan, which is engaged in the business of system integration, pursuant to which the parties have agreed, among other things, that the Company will provide various items to Chuang Guan, including training services, provision of technology licenses, equipment, consultations, workforces and other related services. Chuang Guan will subcontract all its work to the Company or its designees to the extent permitted by the local laws and regulations either at the face value of the contract or at the face value of the contract minus the costs or expenses incurred by Chuang Guan. Chuang Guan has agreed to add the Company’s name to its market materials and its marketing and business development activities will be conducted either in the name of both Chuang Guan and the Company or through a joint venture established by the parties. The valuation of the agreement was determined by an independent appraisal firm. The Company did not acquire any of the assets or liabilities of Chuang Guan, and the entire purchase price was allocated to an intangible asset, consisting of an exclusive cooperation relationship. The Company’s total cost for entry into the exclusive cooperation agreement amounted to $8,834, after taking into account of certain discounts of the shares issued to Chuang Guan due to the fact that the issued shares are restricted shares. 466,500 restricted shares were issued in October 2007.

In November 2006, the Company acquired the security and surveillance business of Jian An Ke, Shenzhen Guangdian, Shenyang Golden, and Jiangxi Golden, of which the Company’s CEO and director Guoshen Tu formerly owned 80%, 60%, 42% and 90%, respectively. These four companies are referred herein as the Four-Related Companies. The former minority shareholders of the Four-Related Companies received in aggregate 850,000 shares of the Company’s common stock in exchange for the value of the Four-Related Companies, which was determined to be $6,970 by a third party valuation firm. Mr. Tu did not receive any consideration in the Company’s acquisition of the Four-Related Companies. However, his wife, Ms. Zhiqun Li, was issued 100,000 of the 850,000 shares for her ownership in Jian An Ke. Simultaneously with the receipt of her shares of the Company’s common stock, Ms. Li transferred all of the shares she received to employees of the company in which she had an ownership interest. The other minority shareholders of the Four-Related Companies also transferred a portion of the Company’s stock they received to employees of the Four-Related Companies and others. The shares transferred to the employees were considered to be performance incentives for services rendered by them prior to the acquisition. Shenzhen Guangdian is engaged in the business of manufacturing and distributing security and surveillance products. The other three companies are engaged in the business of distributing security and surveillance products.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

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

(c) Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets' estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Building	20 - 50 years
Leasehold improvements	10 years
Plant and equipment	5 - 10 years
Electronics equipment	5 - 10 years
Motor vehicles	5 years

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

 (Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Intangible Assets

Intangible assets represent a surveillance recording system, surveillance software, customer relationship and contracts, trademarks, patents, technical know-how, non-compete agreements, acquired from Yuan Da, Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision and the businesses of Four-Related Companies and the exclusive cooperation agreement with Chuang Guan (see notes 3 and 11).

The value of intangible assets acquired from Yuan Da was established by an independent accounting firm. The valuation and allocation in intangible assets of the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, and the businesses of the Four-Related Companies were determined by an independent appraisal firm. The value of the exclusive cooperation agreement with Chuang Guan was determined by an independent appraisal firm.

The values of the intangible assets are being amortized using the following amortization methods and estimated useful lives:

Nature	Amortization method	Useful lives

Trademarks	Straight-line method	11 – 25 years
Exclusive cooperation agreement	Straight-line method	20 years
Customer base	Straight-line and accelerated method	5 – 10 years
Patents	Straight-line method	10 years
Technical know-how	Straight-line and accelerated method	9 – 10 years
Non-compete agreements	Straight-line and accelerated method	5 years
Contracts in progress	Straight-line method	2 – 9 months
Surveillance software	Straight-line method	5 years
Surveillance recording system	Straight-line method	5 years

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

There was no impairment of long-lived assets as of December 31, 2007 and 2006.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

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

In July 2006, we acquired Cheng Feng. During the year ended December 31, 2007, we acquired Hongtianzhi, HiEasy, Minking and Tsingvision. Goodwill impairment is computed using the expected present value of associated future cash flows.

There was no impairment of goodwill as of December 31, 2007 and 2006.

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

At December 31, 2007 and 2006, unamortized computer software costs were $2,383 and $267, respectively. During the years ended December 31, 2007, 2006 and 2005, $217, $39 and $0 of amortization expenses were charged to income.

(h) Deferred Income

Deferred income represents amounts billed for contracts for supply and installation of security and surveillance equipment which have not been fully completed at the balance sheet date in accordance with accounting policy note 2(o).

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

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

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the years ended December 31, 2007, 2006 and 2005.

During the years ended December 31, 2007, 2006, and 2005 approximately 61%, 92%, and 89%, of total inventory purchases were from five suppliers, respectively.

(j) Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivable due from one individual customer exceeds 10% of total accounts receivable at December 31, 2007 and 2006.

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

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

The Company paid in advance for the lease of three parcels of land for 50 year time periods, consisting of approximately $1,428. The lease periods began during 2005 to 2006 and expire during 2055 and 2056. The amount is being amortized and recorded as expense over the 50 year terms of the leases. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, finite lived intangible assets are amortized over their lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and determined that no impairment adjustments were necessary.

(n) Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, related party receivables, advances to suppliers, other receivables, taxes payable, accounts payable, notes payable and convertible notes payables. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature. The fair value of the related party receivables is not practicable to estimate due to the related party nature of the underlying transactions.

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Revenue Recognition – continued

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

The Company reduced its estimate of future warranty requirements to approximately 1% of contract installation revenue beginning in the fourth quarter of 2006. The fourth quarter of 2006 reflected this change in the estimated warranty expenses and this fourth quarter adjustment increased revenue, tax expense and net income by $3,557, $534, and $3,023, respectively.

Revenue from the outright sale of security and surveillance equipment is recognized when delivery occurs and risk of ownership passes to the customers.

Revenues from sales of security and surveillance video cameras and related products are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and related interpretations. Revenues are recognized when the following criterias are met:

(i)   Persuasive evidence of an arrangement exists – The Company requires evidence of an agreement with a customer specifying the terms and conditions of the products to be delivered typically in the form of a signed contract or purchase order.

(ii)   Delivery has occurred – For product sales, delivery generally takes place when titles to the products are shipped to or accepted by the customer.

(iii)   The fee is fixed or determinable – Fees are fixed or determinable based on the contract or purchase order terms.

(iv)   Collection is probable – The Company performs a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

Repairs and maintenance service revenue is recognized when the service is performed.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Revenue Recognition – continued

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimated the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue recognized. As of December 31, 2007 and 2006, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

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

Revenue from security and surveillance system one year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as the Company believes it meets the conditions in compliance with SOP 97-2.

(p) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 amounted to $352, $209 and $0, respectively.

(q) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the years ended 2007, 2006 and 2005, the Company incurred approximately $593, $134, and $7, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Share-based Payments

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No.123, Share-Based Payment (“SFAS 123 (R))”. We adopted SAFS 123(R) on January 1, 2006, using the modified prospective method.  The provisions of SFAS 123(R) apply only to the awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, is recognized in net profit in the periods after adoption. The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into amount of certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the year ended December 31, 2007, the Company has recognized $4,157 of compensation expense under the plan. As of December 31, 2007, there was $39,814 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four-year period.

(s) Foreign Currency Translation

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

	2007	2006	2005
Year end RMB exchange rate	7.30	7.80	8.07
Average yearly RMB exchange rate	7.59	7.97	8.19

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses (included in selling and marketing and general and administrative expenses) for 2007, 2006 and 2005 were $402, $68 and $35, respectively.

(u) Use of Estimates

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

(v) Income Taxes

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

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC. The Company was not subject to U.S. federal tax examinations for years before 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2007, 2006 and 2005. The Company's effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w) Earnings Per Share

SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. There were no dilutive securities outstanding during 2005.

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

The calculation of diluted earnings per share is based on the outstanding warrants for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007 and 2006, warrants were outstanding to acquire 87,782 and 1,417,292 shares of common stock. There were no dilutive securities outstanding during 2005.

The Company issued 6,868,374 shares of common stock in connection with the acquisitions of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, and the exclusive cooperation agreement with Chuang Guan. The impact of these shares has been included in dilutive weighted average number of shares from the date of the closing of the acquisitions, through the earlier of December 31, 2007 or the date the shares were issued. The 1,361,748 shares of common stock which were contingently issuable in the acquisition of Cheng Feng have been included in dilutive securities from July 2006 through December 31, 2006.

Approximately 5,452,000 shares of common stock underlying convertible notes were not included in the dilutive calculation for the year ended December 31, 2007, as the effect would be anti-dilutive.

(x) Reclassifications

Certain amounts reported in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(y) Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company is currently accessing the impact of this statement to have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(y) Recent Accounting Pronouncements – continued

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

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

3. BUSINESS ACQUISITIONS

On April 2, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Chain Star, the holding company of Hongtianzhi. The acquisition was financed with proceeds from the Company’s February Notes (as described in Note 16). The results of operations of Hongtianzhi are included in the Company’s consolidated financial statements beginning on April 2, 2007.

On May 11, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Link Billion which is the holding company of HiEasy. The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as described in Note 16). The results of operations of HiEasy are included in the Company’s consolidated financial statements beginning on May 11, 2007.

On June 4, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Allied Rich which is the holding company of Minking. The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as described in Note 16). The results of operations of Minking are included in the Company’s consolidated financial statements beginning on June 4, 2007.

On July 2, 2007, the Company entered into an equity transfer agreement relating to the acquisition of 100% of the equity of Ocean Pacific, the holding company of Tsingvision. The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as described in Note 16). The results of operations of Tsingvision are included in the Company’s consolidated financial statements beginning on July 2, 2007.

The following represents the purchase price allocation at the dates of the acquisition of Hongtianzhi, HiEasy, Minking and Tsingvision based on the valuation reports which were prepared by an independent appraisal firm:

	Hongtianzhi	HiEasy	Minking	Tsingvision	Total
Cash and cash equivalents	$924	$291	$2,680	$410	$4,305
Other current assets	8,998	2,630	7,414	511	19,553
Property, plant and equipment	3,869	200	2,084	112	6,265
Land use rights	420	-	364	-	784
Goodwill	20,092	3,154	11,839	8,720	43,805
Intangible assets	6,051	5,587	8,560	3,493	23,691
Current liabilities	(6,500)	(1,480)	(6,805)	(201)	(14,986)
Long-term liabilities	(1,474)	-	-	-	(1,474)
Minority interest in consolidated subsidiaries	(56)	-	-	-	(56)
Total purchase price	$32,324	$10,382	$26,136	$13,045	$81,887

The following tables show supplemental information of the results of operations on a pro forma basis for the years ended December 31, 2007 and 2006 as if the acquisition of Hongtianzhi, HiEasy, Minking and Tsingvision had been completed at the beginning of 2007 and 2006.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

3. BUSINESS ACQUISITIONS (CONTINUED)

For the year ended December 31, 2007 (Unaudited)	Historical
		Hongtianzhi,
		HiEasy,
	The	Minking and	Pro Forma
	Company	Tsingvision	Adjustments		Pro Forma

Revenues	$240,188	$10,631	$(1,090)	{a}	$249,729

Income from operations	$42,651	$1,389	$(798)	{b}	$43,242

Net income	$35,319	$977	$(798)	{b}	$35,498

Net income per share
Basic	$0.95				$0.89
Diluted	$0.91				$0.88

For the year ended December 31, 2006 (Unaudited)	Historical
		Hongtianzhi,
		HiEasy,
	The	Minking and	Pro Forma
	Company	Tsingvision	Adjustments		Pro Forma

Revenues	$106,989	$30,495	$(1,734)	{a}	$135,750

Income from operations	$25,342	$7,223	$(2,157)	{b}	$30,408

Net income	$22,931	$6,003	$(2,157)	{b}	$26,777

Net income per share
Basic	$0.88				$0.88
Diluted	$0.85				$0.87

{a} The pro forma adjustments represent the sales from HiEasy to Cheng Feng before the acquisition dates.

{b} The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisition of Hongtianzhi, HiEasy, Minking and Tsingvision.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

4. ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at December 31, 2007 and 2006 are as follows:

	2007	2006

Accounts receivable	$63,494	$26,877
Less: allowance for doubtful accounts	(288)	(123)
Accounts receivable, net	$63,206	$26,754

	2007	2006	2005
Provision for doubtful accounts, January 1	$123	$10	$10
Add: allowance for doubtful accounts	74	113	--
Add: allowance from acquired subsidiaries	91	--	--
Provision for doubtful accounts, December 31	$288	$123	$10

5. RELATED PARTY RECEIVABLES

The Company has receivables from several companies whose directors and shareholders are common with the Company. All receivables arise from advances made prior to the date of the reverse merger of September 22, 2005 as detailed in note 1 and from the rental of real estate properties. The receivables are classified as related party receivables on the balance sheets. The balances as of December 31, 2007 and 2006 are as follows:

	2007	2006
Related party receivables	$549	$440
Less: allowance for doubtful accounts	--	--
Related party receivables, net	$549	$440

	2007	2006	2005
Provision for doubtful accounts, January 1	$--	$236	$236
Less: bad debt recovered	--	(236)	--
Provision for doubtful accounts, December 31	$--	$--	$236

The Company has leased offices to three related parties since January 1, 2004. The leases expire on December 31, 2007. Rental income was $483, $496 and $439 in 2007, 2006 and 2005, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

6. INVENTORIES

Inventories consist of the following as of December 31, 2007 and 2006:

	2007	2006

Raw materials	$9,386	$2,261
Work in progress	2,182	-
Finished goods	9,761	642
Installations in process	19,830	17,091
Total	41,159	19,994
Less: allowance for obsolete inventories	(553)	(273)
Inventories, net	$40,606	$19,721

	2007	2006	2005

Provision for obsolete inventories , January 1	$273	$43	$43
Add: allowance for obsolete inventories	8	230	--
Add: provision for obsolete inventories from acquired subsidiaries	272	--	--
Provision for obsolete inventories, December 31	$553	$273	$43

7. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of December 31, 2007 and 2006:

	2007	2006

Current portion	$3,225	$3,533

Non current portion
- Deposits paid for acquisition of subsidiaries	22,545	-
- Deposits paid for acquisition of properties and intangible assets	23,898	-
	$46,443	$-

The deposits paid for acquisition of subsidiaries, properties and intangible assets are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

8. ADVANCES TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving merchandize. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $2,877 and $2,889 as of December 31, 2007 and 2006, respectively.

9. PLANT AND EQUIPMENT

At December 31, 2007 and 2006, plant and equipment, at cost, consist of:

	2007	2006

Buildings	$17,564	$7,450
Leasehold improvements	1,029	888
Plant and equipment	3,158	267
Electronic equipment	2,444	669
Motor vehicles	3,113	938
	27,308	10,212
Less: accumulated depreciation	(3,242)	(1,873)
Plant and equipment, net	$24,066	$8,339

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1,244, $397 and $232, respectively.

10. LAND USE RIGHTS

Land use rights consist of the following as of December 31, 2007 and 2006

	2007	2006

Cost of land use rights	$1,428	$1,445
Less: accumulated amortization	(49)	(293)
Land use rights, net	$1,379	$1,152

Amortization expense for the years ended December 31, 2007, 2006 and 2005 wa\s $39, $29 and $28, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2008	$29
2009	29
2010	29
2011	29
2012	29
Thereafter	1,234
Total	$1,379

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

10. LAND USE RIGHTS (CONTINUED)

The Company disposed of land use rights and properties amounted of RMB18,652 ($2,487) for consideration of RMB119,000 ($16,119). As at December 31, 2007, RMB24,000 (approximately $3,286) had not yet been received. The remaining payment was received in January 2008.

11. INTANGIBLE ASSETS

	2007	2006

Trademarks (life of 11 to 25 years)	$12,081	$-
Exclusive cooperation agreement (life of 20 years)	8,834	-
Customer base (life of 5 to 10 years)	7,225	5,840
Patents (life of 10 years)	4,532	-
Technical know-how (life of 9 to 10 years)	5,347	-
Non-compete agreements (life of 5 years)	1,303	953
Contracts in progress (life of 2 to 9 months)	410	177
Surveillance software (life of 5 years)	4,468	3,159
Surveillance recording system (life of 5 years)	500	511
Less: accumulated amortization	(4,900)	(643)
Intangible assets, net	$39,800	$9,997

The amortization expense for the years ended December 31, 2007, 2006 and 2005 was $3,757, $643 and $0, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2008	$4,842
2009	5,640
2010	4,738
2011	3,234
2012	2,606
Thereafter	18,740
Total	$39,800

12. EQUITY IN AFFILIATED COMPANIES

Prior to the acquisition by the Company, Cheng Feng owned 36.5% of Shanghai Yiruida, a non-public Chinese entity. The investment balance in Shanghai Yiruida at June 30, 2006 was $7. The Company’s interest in Shanghai Yiruida was sold to a third party for approximately $320 in November 2006 and a gain of $307 on the sale of affiliated company was recorded.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

13. NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of December 31, 2007 and 2006:

		2007	2006

Bank loans		$13,512	$4,282
Less: current portion		(12,814)	(2,272)
Long-term portion		$698	$2,010

	Long-term	Short-term
At December 31, 2007, notes payable are due as follows:	notes	notes	Total
2008	493	12,321	12,814
2009	493	--	493
2010	205	--	205
Total	$1,191	$12,321	$13,512

On November 15, 2007, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB30,000 (approximately $4,107) with an  annual interest rate of 7.29%. The loan is due in November 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The loan is guaranteed by the CEO of the Company and  subsidiaries of the Company.

On October 15, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB20,000 (approximately $2,738) with an  annual interest rate of 6.561%. The loan is due in October 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The loan is guaranteed by subsidiaries of the Company.

On May 28, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB20,000 (approximately $2,738) with an annual interest rate of 5.913%. The loan was due in May 2008, and the interest was payable at the end of each month. The bank loan was repaid in November 2007.

On February 16, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB 10,000 (approximately $1,369) with an annual interest rate of 6.39%. The loan is due in March 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the CEO of the Company and by Chuang Guan.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

13. NOTES PAYABLE (CONTINUED)

On February 2, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB 30,000 (approximately $4,107) with an annual interest rate of 6.12%. The loan is due in February 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the CEO of the Company and by Chuang Guan. The loan was repaid in February 2008.

On November 27, 2006, the Company entered into a loan agreement with Shenzhen Ping An Bank. The Company borrowed RMB 8,000 (approximately $1,095) with an annual interest rate of 6.732%. The loan was due in November 2007, and the interest was payable at the end of each month. The loan was repaid in November 2007.

The long term note payable is from Shenzhen Ping An Bank. As of December 31, 2007, total long term liabilities were RMB8,700 (approximately $1,191), consisting of a 3-year loan payable to Shenzhen Ping An Bank. This loan was entered into on January 17, 2006 and matures on March 3, 2009, with an annual interest rate of 6.435%. The loan agreement requires the Company to use the loan proceeds only for the construction of the Company’s factory. The loan is collateralized by the personal assets of the CEO of one of the Company’s subsidiaries.

On August 16, 2006, the Company entered into a loan agreement with Shanghai Pudong Development Bank, guaranteed by the CEO of the Company. The Company borrowed RMB 10,000 (approximately $1,369) with an annual interest rate of 5.94% payable at the end of each month. The loan was repaid in February 2007.

On November 1, 2005, the Company entered into a loan agreement with Bank of Shanghai in the amount of RMB 6,000 (approximately $821) with an annual interest rate of 5.76%. The loan was due on November 7, 2007, and the interest was payable at the end of each quarter. The loan was repaid in November 2007.

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

14. DEFERRED INCOME

Deferred income balances as of December 31, 2007 and 2006 were $915 and $831 respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve in accordance with the accounting policy in note 2(o).

15. DUE TO DIRECTOR

The Company has received advances from a director. The advances are non-interest bearing and are repayable upon demand. The balances due to the director were $0 and $76, at December 31, 2007 and 2006, respectively.

16. CONVERTIBLE NOTES PAYABLE

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

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

16. CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The February Notes and April Notes indentures, the notes purchase agreements and certain investor rights agreements between the Company and Citadel entered into in connection with the February Notes and April Notes financings contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the February Notes and the April Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock. As of December 31, 2007, the Company has complied with all the required covenants.

The Company has accreted $13,701 for the year ended December 31, 2007 of the additional redemption amount related to the February Notes and April Notes, which amount is included in interest expense.

Approximately $176 of legal fees and other costs directly associated with the issuance of the February Notes and April Notes is recorded as deferred financing costs in the balance sheet at December 31, 2007. The Company has amortized these financing costs over the life of the February Notes and April Notes. The   amortization for the year ended December 31, 2007 was $26.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

17. EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. During the year ended December 31, 2007, the Company granted 2,648,434 shares of restricted stock. During the year ended December 31, 2007, 51,800 shares of restricted stock were retired. The shares issued vest over a four-year period, and at issue resulted in total deferred compensation of $43,971. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the year ended December 31, 2007, the Company recognized $4,157 of compensation expense under the plan, respectively. As of December 31, 2007, there was $39,814 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four-year period. During the year ended December 31, 2007, the Company has not recognized any tax benefit for the compensation expenses under the 2007 Equity Incentive Plan.

The following table summarizes the status of the Company's nonvested restricted stock awards during the year ended December 31, 2007:

	Nonvested Restricted Stock and Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Values

Outstanding at January 1, 2007	–	$–
Granted	2,648,434	16.88
Vested	(355,163)	(13.96)
Retired	(51,800)	(10.63)
Outstanding at December 31, 2007	2,241,471	$17.39

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

18. INCOME TAXES

(a)    Corporation Income Tax (“CIT”)

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 30% and the local tax rate is 3%. CSR's operating companies, Golden, Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision enjoyed the following preferential tax benefits:

Golden is located in the Shenzhen Special Economic Zone (“Shenzhen”) and its corporate income tax rate is 15% for the years ended December 31, 2007, 2006, 2005.

Cheng Feng is located in Shanghai and its corporate tax rate is 15% as it receives a lower tax rate as a high-tech company. As a software company, it is exempt from local taxes.

Hongtianzhi is located in Shenzhen and its corporate tax rate is 7.5% as it receives a lower tax rate as a high-tech company.

HiEasy is located in Wuhan, Minking is located in Changzhou and Tsingvision is located in Hangzhou and their corporate tax rates are 0% as their holding companies are foreign companies.

The reconciliation of income taxes/(tax benefit) computed at the PRC federal and local statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2007	2006	2005

PRC Federal and local statutory tax rate	33%	33%	33%

Computed expected expense	$14,473	$8,848	$2,655
Temporary differences	4,381	37	(529)
Non-deductible items	2,284	489	135
Non-taxable items	--	(107)	(2)
Tax losses not recognized	1,747	30	--
Difference arising from differential tax rates	377	11	--
Others	(17)	(9)	--
Over/(under) provision	--	(92)	(31)
Preferential tax treatment	(13,954)	(5,318)	(1,448)
Income tax expense	$9,291	$3,889	$780

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

18. INCOME TAXES (CONTINUED)

(a)    Corporation Income Tax (“CIT”) - continued

The provision for income taxes for each of the three years ended December 31, 2007, 2006, and 2005 are summarized as follows:

	2007	2006	2005

Current	$9,173	$3,802	$1,370
Deferred	118	87	(590)
	$9,291	$3,889	$780

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”).

Included in the unrecognized tax benefits of $6,268 at December 31, 2007 was $0 of tax benefits that, if recognized, would reduce our annual effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

At December 31, 2007, the Company has a net operating loss carry forward for United States income tax purposes of $6,099. This net operating loss can be carried forward through 2027 to offset future United States taxable income, if any.

Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2007.

The tax effects of temporary differences that give rise to the Company's net deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Deferred income	$137	$125
Depreciation	262	462
Redemption accretion on convertible notes	4,521	--
Tax loss not recognized	1,747	30
	6,667	617
Less: Allowance for deferred tax assets	(6,268)	(30)
	399	587
Deferred tax liability:
Provision for doubtful debt	--	(84)
Net deferred tax assets	$399	$503

Deferred tax assets:
Current portion	$137	$125
Non-current portion	262	462
	399	587
Less: Deferred tax liability -current portion	--	(84)
	$399	$503

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

18. INCOME TAXES (CONTINUED)

(b)    Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on the purchases can be used to offset the VAT due on the sales. The VAT credit receivable balance was $408 and $23 at December 31, 2007 and 2006, respectively.

For software sales the applicable VAT rate is 3% under the relevant tax concession for “high-tech” corporations. The Company needs to pay the full amount of VAT calculated at 17% of the invoiced value of sales as required and subsequently receives a refund on 14% of the invoiced value of sales.

For export sales, the applicable VAT rate is 0% to 3% under the relevant tax laws. The Company needs to pay the full amount of VAT calculated at 17% of the invoiced value of sales as required and subsequently receives a refund on 14% to 17% of the invoiced value of sales. The VAT tax refundable balance for software and export sales was $92 and $0 at December 31, 2007 and 2006, respectively.

19. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. In connection with the separation, the Company has realigned its management and segment reporting structure effective December 31, 2007. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following two segments:

(a)

System installation: designs, sells, installs, services and monitors electronics security systems to residential, commercial, industrial and governmental customers.

(b)

Manufacturing of security and safety products: designs, manufactures and sells security and safety products, including intrusion security, access control and video management systems.

The Company also provides general corporate services to its segments and these costs are reported as Corporate and Other.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

19. CONSOLIDATED SEGMENT DATA (CONTINUED)

Selected information in the new segment structure is presented in the following tables for 2007, 2006 and 2005:

Sales (1)	2007	2006	2005

System installation	$159,250	$94,161	$30,558

Manufacturing of security and safety products	80,938	12,828	2,130

Corporate and others	-	-	-

	$240,188	$106,989	$32,688

(1)

Sales by operating segment excludes intercompany transactions.

	2007	2006	2005

System installation	$35,274	$23,577	$6,992

Manufacturing of security and safety products	13,429	2,547	486

Corporate and others (1)	(6,052)	(782)	-

Income from operation	42,651	25,342	7,478

Corporated other income	3,013	1,207	559
Corporated interest income	374	63	9
Corporated interest expenses	(15,011)	(108)	--
Gain on sale of affiliated company	--	307	--
Gain on disposal of land use rights and properties	13,632	--	--
Income before income taxes and minority interest	44,659	26,811	8,046
Minority interest in (income) loss of consolidated subsidiaries	(49)	9	--
Income taxes	(9,291)	(3,889)	(780)
Net income	$35,319	$22,931	$7,266

(1)  Corporate and others in 2007 includes non-cash compensation, professional fee and consultancy fee for the Company.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

19. CONSOLIDATED SEGMENT DATA (CONTINUED)

Non cash employee compensation by segment for the years ended December 31, 2007, 2006 and 2005 are as follows:

Non cash employee compensation:	2007	2006	2005

System installation	$1,135	$--	$--

Manufacturing of security and safety products	1,266	--	--

Corporate and others	1,756	--	--

	$4,157	$--	$--

Total assets by segment at December 31, 2007, 2006 and 2005 are as follows:

Total assets	2007	2006	2005

System installation	$152,495	$79,756	$27,079

Manufacturing of security and safety products	146,683	20,770	2,037

Corporate and others (1)	78,225	13,917	-

	$377,403	$114,443	$29,116

(1)   Includes deposit paid for acquisition of subsidiaries, properties and intangible assets.

Depreciation and amortization by segment for the years ended December 31, 2007, 2006 and 2005 are as follows:

Depreciation and amortization:	2007	2006	2005

System installation	$2,050	$544	$260

Manufacturing of security and safety products	2,957	578	-

Corporate and others	33	2	-

	$5,040	$1,124	$260

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

20. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2007, 2006 and 2005 is as follows:

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$38,451	$52,125	$65,438	$84,174

Gross profit	$10,118	$14,893	$19,738	$24,790

Income before income taxes and minority interest	$5,840	$6,039	$14,302	$18,478

Net income	$4,533	$4,265	$11,696	$14,825

Basic income per share	$0.14	$0.12	$0.30	$0.35

Diluted income per share	$0.13	$0.11	$0.29	$0.35

2006
Revenue	$14,594	$8,015	$43,448	$40,932

Gross profit	$4,397	$3,037	$12,862	$10,717

Income before income taxes and minority interest	$4,121	$2,858	$11,025	$8,807

Net income	$3,500	$2,536	$10,262	$6,633

Basic income per share	$0.16	$0.10	$0.37	$0.22

Diluted income per share	$0.16	$0.10	$0.36	$0.20

2005
Revenue	$7,252	$5,477	$12,536	$7,423

Gross profit	$1,542	$1,338	$4,298	$2,037

Income before income taxes and minority interest	$1,716	$967	$4,148	$1,215

Net income	$2,618	$1,210	$3,365	$73

Basic income per share	$0.15	$0.07	$0.16	$0.01

Diluted income per share	$0.15	$0.07	$0.16	$0.01

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

21. COMMITMENTS AND CONTINGENCIES

(a)    Leases

During 2007, 2006 and 2005, the Company leased offices in various cities in the PRC. Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $569, $118 and $53, respectively.

Future minimum lease payments for these office leases for the year ending December 31, 2008, 2010 and 2012 amount to $291, $119 and $53, respectively.

(b)    Warranty commitments

The Company issues a one to three-year warranty with the sales of its surveillance and security systems. See note 2(o) for the calculation of this commitment.

(c)    Research and Development Commitment

The Company has established a strategic partnership with Beijing University under which the Company will provide funds to Beijing University for the research and development of video surveillance and security products. Under the agreement, the Company has agreed to provide Beijing University a maximum amount of RMB 2,000 ($256). The Company has paid RMB0 ($0) and RMB500 ($63) respectively, during the year ended December 31, 2007 and 2006.

22. SUBSEQUENT EVENTS

Exchangeable Senior Notes

On January 11, 2008, Whitehorse Technology Limited, a company organized in the British Virgin Islands ("Whitehorse"), which is wholly owned by Mr. Tu, the Chief Executive Officer of the Company, issued and sold $50,000 in aggregate principal amount of Exchangeable Senior Notes due 2012 to a third party investor not affiliated with CSR (the "Investor"). In connection with this transaction, Whitehorse and Mr. Tu pledged 8,750,000 shares of the Company's common stock that are directly and indirectly beneficially owned by Whitehorse and Mr. Tu, respectively, to secure the notes. Whitehorse may only use the note proceeds to (i) buy common stock of the Company from the Company in a private transaction, (ii) make a loan to the Company, the proceeds of which may be used by the Company to fund certain acquisitions, or (iii) buy stock of the Company in the open market.  The Notes are issued to Mr. Tu and secured by his own holdings of CSST common stock and the Notes will neither result in any dilution of shares of common stock held by other CSST stockholders, nor will interest on the Notes, which is payable by Whitehorse and not CSST, in any way currently affect CSST's net income. CSST was not a party to any of the Note agreements and did not make any representations, warranties or covenants in connection with the Notes.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

22. SUBSEQUENT EVENTS (CONTINUED)

Exclusive Cooperation Agreement with Beijing DM Security & Technology Co., Ltd (“DM”)

On January 18, 2008, the Company entered into an Exclusive Cooperation Agreement with Beijing DM Security & Technology Co., Ltd. (“DM”), a corporation incorporated in the PRC which is engaged in the business of designing, developing and selling security and surveillance products), pursuant to which the parties have agreed, among other things, that the Company will provide various services to DM, including training services, provision of technology licenses, equipment, consultations and other related services.  DM will subcontract all its business to the Company or its designees to the extent permitted by the PRC laws and regulations at no less than 80% of the face value of the contract.  DM agreed to add the Company’s name into its market materials and any of its marketing and business development activities will be conducted either in the name of both DM and the Company or through a joint venture established by the parties.  In addition, the Company has agreed to pay RMB20,000 (approximately $2,670) and $2,824 worth of the Company’s common stock (136,378 shares, valued at $20.705 per share based on the 20-day average closing price of the Company’s stock prior to the signing of the Agreement), which will be issued to DM’s designees within 90 days after the signing of the Agreement.  The term of the agreement is 20 years which is automatically renewable for another 20 years unless terminated by the Company.

Amendment of Certificate of Incorporation

On February 4, 2008, the Company filed the Certificate of Amendment of Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to (i) increase the number of authorized shares of common stock of the Company, par value $.0001 per share, from 100,000,000 shares to 290,000,000 shares and (ii) authorize the board of directors of the Company to issue up to 10,000,000 shares of preferred stock, par value $.0001 per share. The Certificate of Amendment of Certificate of Incorporation of the Company was approved by the special shareholders meeting held on February 1, 2008.

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

3.3

Board of Directors’ Audit Committee Charter, adopted October 25, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

3.4

Board of Director’s Nominating and Governance Committee Charter, adopted October 25, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

3.5

Board of Directors’ Compensation Committee Charter, adopted October 25, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

3.6

Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 4, 2008 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008).

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

4.7

Supplemental Indenture, dated March 29, 2006, among the Company, Safetech, CSST-HK and The Bank of New York (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007).

4.8

Amendment to the Investor Rights Agreement, dated March 29, 2007, among the Company, Safetech, CSST-HK, CSST PRC, Golden, Cheng Feng, Mr. Tu, Ms. Li, Whitehorse and Citadel (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007).

4.9

Notes Purchase Agreement by and among the Company, Chain Star, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng, Cheng Feng Equipment, Cheng Feng Public Safety, Hongtianzhi, Shixing, Tongxing and Citadel, dated April 24, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007).

4.10

Indenture by and among the Company, Chain Star, Safetech, CSST HK and The Bank of New York, dated April 24, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007).

4.11

Amended and Restated Investor Rights Agreement by and among the Company, Chain Star, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng, Cheng Feng Equipment, Cheng Feng Public Safety, Hongtianzhi, Shixing, Tongxing, Mr. Tu, Ms. Li, Whitehorse and Citadel, dated April 24, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007).

4.12

Second Supplemental Indenture by and among the Company, Chain Star, Safetech, CSST HK and The Bank of New York, dated April 24, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007).

4.13

Equity Transfer Agreement, dated May 11, 2007, by and among the registrant, China Safetech Holding Limited and Yi Li (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2007).

4.14

Equity Transfer Agreement, dated June 4, 2007, by and among the registrant, China Safetech Holding Limited and Yiu, Siu Fung Jeff (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2007).

4.15

Equity Transfer Agreement, dated July 2, 2007, by and among the registrant, China Safetech Holding Limited and Yi Li (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

4.16

Equity Transfer Agreement, dated April 2, 2007, by and among the registrant, China Safetech Holdings Limited and Zheng Huang (English Translation) (herein incorporated by reference from the registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2007).

4.17

Exclusive Cooperation Agreement, dated September 20, 2007, among the Company, Golden and Chuang Guan (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

4.18

Exclusive Cooperation Agreement, dated January 18, 2008, among the Company, CSST PRC and DM (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

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

10.21

China Security & Surveillance Technology, Inc. 2007 Equity Incentive Plan (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007). **

10.22

Letter Agreement Regarding Stock Purchase, dated as of November 27, 2006, by and among the registrant and certain investors (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2006).

10.23

Strategic Cooperation Agreement, dated September 28, 2006, by and between the registrant and China Construction Bank. (English Translation) (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007).

10.24

Independent Director Agreement, dated as of October 25, 2007, by and between China Security & Surveillance Technology, Inc. and Peter Mak (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

10.25

Independent Director Agreement, dated as of October 25, 2007, by and between China Security & Surveillance Technology, Inc. and Robert Shiver (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

10.26

Indemnification Agreement, dated as of October 25, 2007, by and between China Security & Surveillance Technology, Inc. and Peter Mak (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

10.27

Indemnification Agreement, dated as of October 25, 2007, by and between China Security & Surveillance Technology, Inc. and Robert Shiver (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

14.1	Code of Ethics (herein incorporated by reference from the registrant’s annual report on Form 20-F filed with the Securities and Exchange Commission on June 28, 2006).

14.2

Amended and Restated Code of Ethics, adopted October 25, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007).

21	List of Subsidiaries *

23.1	Consent of GHP Horwath, P.C. *

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a) *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a) *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Form of Restricted Stock Grant Agreement (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

99.2

Real Property Trust Agreement, dated August 21, 2006, by and between Zhiqun Li and Golden Group Corporation (Shenzhen) Limited. (English Translation) (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007).

*	Filed herewith.

**	Represents management contract or compensation plan or arrangement.