Form 10-Q
period 2008-03-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2008-05-05
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

The number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2008 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.0001 par value	42,859,292

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐           No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,112	$89,071
Accounts receivable, net	78,174	63,206
Related party receivables	311	549
Inventories, net	38,019	40,606
Prepayments and deposits	4,238	3,225
Advances to suppliers	4,127	2,877
Other receivables	13,405	13,171
Tax refundable	42	92
Deferred tax assets - current portion	145	137
Total current assets	215,573	212,934

Deposits for acquisition for subsidiaries, intangible assets and properties	56,932	46,443
Plant and equipment, net	25,347	24,066
Land use rights, net	1,436	1,379
Intangible assets	43,775	39,800
Goodwill	52,375	52,369
Deferred financing cost	141	150
Deferred tax assets - non-current portion	270	262
TOTAL ASSETS	$395,849	$377,403

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - short term	$12,509	$12,814
Accounts payable	22,076	21,864
Accrued expenses	4,716	5,108
Advances from customers	7,299	8,352
Taxes payable	2,128	4,153
Deferred income	1,005	915
Total current liabilities	49,733	53,206

LONG-TERM LIABILITIES
Notes payable - long term	-	698
Convertible notes payable	128,064	123,701
Total liabilities	177,797	177,605

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	39	61

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding Common stock, $0.0001 par value; 290,000,000 shares authorized, 42,859,292 (March 31, 2008) and 42,506,150 (December 31, 2007) shares issued and outstanding	4	4
Additional paid-in capital	115,530	110,254
Retained earnings	81,298	76,802
Statutory reserves	804	804
Accumulated other comprehensive income	20,377	11,873
Total shareholders' equity	218,013	199,737
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$395,849	$377,403

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$71,777	$38,451

Cost of goods sold (including depreciation and amortization for the three months ended March 31, 2008 and 2007 of $83 and $0, respectively)	49,521	28,333

Gross profit	22,256	10,118

Selling and marketing	2,142	603

General and administrative (including non-cash employee compensation for the three months ended March 31, 2008 and 2007 of $2,958 and $265, respectively)	7,162	2,251

Depreciation and amortization	1,817	806

Income from operations	11,135	6,458

Rental income received from related party	-	127

Interest income	55	82

Interest expense	(4,863)	(1,319)

Other income, net	320	492

Income before income taxes and minority interest	6,647	5,840

Minority interest in loss of consolidated subsidiaries	25	9

Income taxes	(2,176)	(1,316)

Net income	4,496	4,533

Foreign currency translation gain	8,504	795

COMPREHENSIVE INCOME	$13,000	$5,328

NET INCOME PER SHARE
BASIC	$0.11	$0.14
DILUTED	$0.11	$0.13

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
BASIC	42,738,195	33,108,640
DILUTED	42,796,797	34,268,180

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Common Stock				Accumulated
			Additional		Other
		Par	Paid-in	Retained	Comprehensive	Statutory
	Shares	Value	Capital	Earnings	Income	Reserves	Total

BALANCE AT JANUARY 1, 2008	42,506,150	$4	$110,254	$76,802	$11,873	$804	$199,737

Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	181,500	-	2,958	-	-	-	2,958

Forfeiture of restricted stock under Equity Incentive Plan	(22,512)	-	-	-	-	-	-

Warrants exercised for cash per Securities Purchase Agreement	57,776	-	277	-	-	-	277

Common stock issued in connection with Exclusive Cooperation Agreement with Beijing DM Securities & Technology Co., Ltd.	136,378	-	2,041	-	-	-	2,041

Foreign currency translation gain	-	-	-	-	8,504	-	8,504

Net income for the period	-	-	-	4,496	-	-	4,496

BALANCE AT MARCH 31, 2008	42,859,292	$4	$115,530	$81,298	$20,377	$804	$218,013

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,496	$4,533
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,900	806
Amortization of consultancy services	33	30
Amortization of deferred financing cost	9	--
Non-cash employee compensation	2,958	265
Redemption accretion on convertible notes	4,363	1,163
Deferred taxes	1	12
Minority interest	(25)	(9)

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(12,396)	(3,370)
Related party receivables	261	(192)
Other receivables	(3,077)	(308)
Inventories	4,239	(2,254)
Prepayments and deposits	673	(4,977)
Advances to suppliers	(1,133)	101

(Decrease) increase in:
Accounts payable and accrued expenses	(1,277)	744
Advances from customers	(1,393)	2,003
Taxes payable	(2,194)	(65)
Deferred income	53	(57)
Net cash used in operating activities	(2,509)	(1,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(830)	(215)
Additions to intangible assets	(543)	(66)
Deposits paid for acquisition of subsidiaries	(12,944)	(19,972)
Deposits paid for acquisition of properties and intangible assets	--	(646)
Proceeds from disposal of land use rights and properties	3,379	--
Net cash used in investing activities	(10,938)	(20,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from (advanced to) directors	--	(75)
Warrants exercised	277	--
Issuance of common stock, net of issuing expenses	--	1,701
New borrowings, net of issuing cost	4,274	65,172
Repayment of borrowings	(5,827)	(3,468)
Net cash (used in) provided by financing activities	(1,276)	63,330

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,723)	40,856
Effect of exchange rate changes on cash	2,764	56
Cash and cash equivalents, beginning of period	89,071	30,980

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,112	$71,892

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

136,378 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $2,041 in the establishment of exclusive cooperation agreement with Beijing DM Security & Technology Co., Ltd. ("DM") on January 18, 2008. (Note 10)

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.

BASIS OF PRESENTATION

The accompanying financial statements, as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the "Company") without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 10, 2008. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, results of operations and cash flows for the three months ended March 31, 2008 and 2007, have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a)

Accounting for Computer Software to Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, " Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

As of March 31, 2008 and December 31, 2007, unamortized computer software costs were $2,899 and $2,383, respectively. During the three months ended March 31, 2008 and 2007, $254 and $246 amortization expense was charged to income, respectively.

(b)

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months ended March 31, 2008 and 2007.

During the three months ended March 31, 2008 and 2007, inventory purchases from the top five suppliers constituted for approximately 60% and 89% of the total inventory purchases, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
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

No trade receivable due from any single individual customer exceeds 10% of total accounts receivable at March 31, 2008 and December 31, 2007.

(d)

Revenue Recognition

The Company derives the bulk of its revenue from the supply and installation of security and surveillance equipment and the two deliverables do not meet the separation criteria under EITF issue 00-21. 99% of the installation contract amount is recognized as revenue when installation is completed. 1% of the contract amount is deferred and amortized to income over the one-year warranty period.

Revenue from the outright sale of security and surveillance equipment is recognized when delivery occurs and risk of ownership passes to the customers.

Revenues from sales of security and surveillance video cameras and related products are recognized in accordance SAB No. 104. Revenues are recognized when the following criterias are met:

(i)

Persuasive evidence of an arrangement exists – The Company requires evidence of an agreement with a customer specifying the terms and conditions of the products to be delivered typically in the form of a signed contract or purchase order;

(ii)

Delivery has occurred – For product sales, delivery generally takes place when titles to the products are shipped to or accepted by the customer;

(iii)

The fee is fixed or determinable – Fees are fixed or determinable based on the contract or purchase order terms; and

(iv)

Collection is probable – The Company performs a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)

Revenue Recognition -– continued

Repairs and maintenance service revenue is recognized when the service is performed.

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimated the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue recognized. As of March 31, 2008 and December 31, 2007, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

The Company derives a portion of its revenue from one-year software upgrades. These services are typical post-contract service ("PCS") arrangements according to AICPA Statement of Position ("SOP") 97-2. Under SOP 97-2, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

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

(e)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three months ended March 31, 2008 and 2007 amounted to $59 and $21 respectively.

(f)

Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three months ended March 31, 2008 and 2007, the Company incurred advertising costs of approximately $55 and $100, respectively.

(g)

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for the three months ended March 31, 2008 and 2007 were $218 and $54 respectively and are included in the selling and marketing expenses and general and administrative expenses.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)

Share-based Payments

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan ("Plan"), which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards ("SFAS") No.123, Share-Based Payment ("SFAS 123 (R)"). We adopted SAFS 123(R) on January 1, 2006, using the modified prospective method. The provisions of SFAS 123(R) apply only to the awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, is recognized in net profit in the periods after adoption. The fair values of these restricted stock awards are equal to the market value of the Company's stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three months ended March 31, 2008 and 2007, the Company has recognized $2,958 and $265 of compensation expense under the Plan, respectively. As of March 31, 2008 and December 31, 2007, there was $39,249 and $39,814 of unrecognized compensation expense related to the nonvested restricted stock, respectively. These expenses are expected to be recognized over a four-year period.

(i)

Income taxes

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 , " ("FIN 48"), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

On March 16, 2007, the National People's Congress of the People of Republic China ("PRC") determined to adopt a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law became effective on January 1, 2008.

(j)

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
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)

Earnings Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share ("EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

The calculation of diluted earnings per share is based on the outstanding warrants for the three months ended March 31, 2008 and 2007. As of March 31, 2008 and 2007, warrants were outstanding to acquire 30,006 and 835,812 shares of common stock.

Approximately 5,452,000 and 3,333,000 shares of common stock underlying convertible notes were not included in the dilutive calculation for the three months ended March 31, 2008 and 2007, respectively, as the effect would be anti-dilutive.

3.

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Accounts receivable	$78,505	$63,494
Less: allowance for doubtful accounts	(331)	(288)
Accounts receivable, net	$78,174	$63,206

4.

RELATED PARTY RECEIVABLES

The Company had receivables from several companies whose directors and shareholders are common with the Company. All receivables arise from the rental of real estate properties. The receivables are classified as related party receivables on the balance sheets. The balances as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Related party receivables	$311	$549
Less: allowance for doubtful accounts	--	--
Related party receivables, net	$311	$549

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4.

RELATED PARTY RECEIVABLES (CONTINUED)

The Company had leased offices to three related parties since January 1, 2004. The leases expired on December 31, 2007. The rental income was RMB990 ($127) for the three months ended March 31, 2007.

5.

INVENTORIES

Inventories consist of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Raw materials	$12,153	$9,386
Work in progress	1,894	2,182
Finished goods	9,766	9,761
Installations in process	14,780	19,830
Total	38,593	41,159
Less: allowance for obsolete inventories	(574)	(553)
Inventories, net	$38,019	$40,606

6.

PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Current portion	$4,238	$3,225
Non current portion
- Deposits paid for acquisition of subsidiaries	36,260	22,545
- Deposits paid for acquisition of properties and intangible assets	20,672	23,898
	$56,932	$46,443

The deposits paid for acquisition of subsidiaries, properties and intangible assets are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

7.

ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $4,127 and $2,877 as of March 31, 2008 and December 31, 2007, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

8.

PLANT AND EQUIPMENT

At March 31, 2008 and December 31, 2007, plant and equipment, at cost, consist of

	March 31,	December 31,
	2008	2007
Buildings	$18,461	$17,564
Leasehold improvements	1,071	1,029
Plant and equipment	3,156	3,158
Electronic equipment	2,998	2,444
Motor vehicles	3,622	3,113
	29,308	27,308
Less: accumulated depreciation	(3,961)	(3,242)
Plant and equipment, net	$25,347	$24,066

Depreciation expense for the three months ended March 31, 2008 and 2007 was $635 and $169, respectively.

9.

LAND USE RIGHTS

Land use rights consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Cost of land use rights	$1,485	$1,428
Less: accumulated amortization	(49)	(49)
Land use rights, net	$1,436	$1,379

Amortization expense for the three months ended March 31, 2008 and 2007 was $6 and $8, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 (for the remaining 9 months)	$22
2009	30
2010	30
2011	30
2012	30
Thereafter	1,294
Total	$1,436

The Company disposed of land use rights and properties for total consideration of RMB 119,000 (approximately $16,119) in December 2007. The remaining proceeds of RMB 24,000 (approximately $3,379) was received in January 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.

INTANGIBLE ASSETS

	March 31, 2008	December 31, 2007

Trademarks (life of 11 to 25 years)	$12,081	$12,081
Exclusive cooperation agreements (life of 20 years)	13,632	8,834
Customer base (life of 5 to 10 years)	7,225	7,225
Patents (life of 10 years)	4,532	4,532
Technical know-how (life of 9 to 10 years)	5,397	5,347
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	4,841	4,468
Surveillance recording system (life of 5 years)	500	500
Less: accumulated amortization	(6,146)	(4,900)
Intangible assets, net	$43,775	$39,800

On January 18, 2008, the Company entered into an exclusive cooperation agreement with DM, which is engaged in the business of designing, developing and selling security and surveillance products, pursuant to which the parties have agreed, among other things, that the Company's subsidiary, China Security & Surveillance Technology (PRC) Inc. ("CSST PRC") will provide various items to DM, including training services, provision of technology licenses, equipment, consultations, workforces and other related services. DM will subcontract all its work to CSST PRC or its designees to the extent permitted by the local laws and regulations at no less than 80% of the face value of the contract. DM has agreed to add CSST PRC's name to its market materials and its marketing and business development activities will be conducted either in the name of both DM and CSST PRC or through a joint venture established by the parties. The valuation of the agreement was determined by an independent appraisal firm. The Company did not acquire any of the assets or liabilities of DM, and the entire purchase price was allocated to an intangible asset, consisting of an exclusive cooperation relationship. The Company's total cost for entry into the exclusive cooperation agreement amounted to $4,798, after taking into account of certain discounts of the shares issued to DM due to the fact that the issued shares are restricted shares. 136,378 restricted shares were issued in January 2008.

The amortization expense for the three months ended March 31, 2008 and 2007 was $1,259 and $629, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2008 (for the remaining nine months)	$3,904
2009	5,964
2010	5,032
2011	3,550
2012	2,940
Thereafter	22,385
Total	$43,775

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.

NOTES PAYABLE

The following is a summary of the Company's short-term and long-term notes payable as of March 31, 2008 and December 31, 2007:

		March 31,	December 31,
		2008	2007

Bank loans		$12,509	$13,512
Less: current portion		(12,509)	(12,814)
Long-term portion		$--	$698

	Long-term	Short-term
	notes	notes	Total
2008 (for the remaining nine months)	$513	$11,398	$11,911
2009	598	-	598
Total	$1,111	$11,398	$12,509

In January 2008, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB30,000 (approximately $4,275) with an annual interest rate of 6.57%. The loan is due in July 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations.

On November 15, 2007, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB30,000 (approximately $4,275) with an annual interest rate of 7.29%. The loan is due in November 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.

NOTES PAYABLE (CONTINUED)

On October 15, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB20,000 (approximately $2,848) with an annual interest rate of 6.561%. The loan is due in October 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The loan is guaranteed by subsidiaries of the Company.

The long term note payable is from Shenzhen Ping An Bank. As of March 31, 2008 and December 31, 2007, the liability relating to this loan was RMB 7,800 (approximately $1,111) and RMB8,700 (approximately $1,290), respectively, consisting of a 3-year loan payable to Shenzhen Ping An Bank. This loan was entered into on January 17, 2006 and matures on March 3, 2009, with an annual interest rate of 6.435%. The loan agreement requires the Company to use the loan proceeds only for the construction of the Company's factory. The loan is collateralized by the personal assets of the CEO of one of the Company's subsidiaries.

On February 16, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB 10,000 (approximately $1,425) with an annual interest rate of 6.39%. The loan is due in March 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the CEO of the Company and by Chuang Guan. The loan was repaid in March 2008.

On February 2, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB 30,000 (approximately $4,275) with an annual interest rate of 6.12%. The loan is due in February 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if the Company uses the loan for any purpose other than operations. The loan is guaranteed by the CEO of the Company and by Chuang Guan. The loan was repaid in February 2008.

12.

DEFERRED INCOME

Deferred income balances as of March 31, 2008 and December 31, 2007 were $1,005 and $915 respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve.

13.

CONVERTIBLE NOTES PAYABLE

On February 20, 2007, pursuant to a notes purchase agreement and indenture with Citadel Equity Fund Ltd. ("Citadel"), the Company issued to Citadel $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the "February Notes"). The terms of the February Notes indenture was subsequently amended on each of March 29, 2007 and April 24, 2007. The February Notes financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company had issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear an annual interest of 1%. All the net proceeds from the sales of the February Notes are and will be used for the Company's working capital and acquisition plan.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13.

CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On April 24, 2007, pursuant to another notes purchase agreement with Citadel, the Company issued to Citadel $50,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the "April Notes"). The April Notes bear an annual interest of 1%. All the net proceeds from the sales of the April Notes are and will be used for the Company's working capital and acquisition plan.

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

The February Notes and April Notes indentures, the notes purchase agreements and certain investor rights agreements between the Company and Citadel entered into in connection with the February Notes and April Notes financings contain various covenants that may limit the Company's discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the February Notes and the April Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock. As of March 31, 2008 and December 31, 2007, the Company has complied with all the required covenants.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13.

CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company has accreted $4,363 and $1,163 for the three months ended March 31, 2008 and 2007 respectively of the additional redemption amount related to the February Notes and April Notes, which amount is included in interest expense.

Approximately $176 of legal fees and other costs directly associated with the issuance of the February Notes and April Notes is recorded as deferred financing costs in the balance sheet at March 31, 2008 and December 31, 2007. The Company has amortized these financing costs over the life of the February Notes and April Notes. The amortization for the three months ended March 31, 2008 and 2007 was $9 and $0, respectively.

14.

ISSUANCE OF COMMON STOCK AND WARRANTS

On July 6, 2006, the Company entered into a definitive Securities Purchase Agreement with certain accredited investors relating to the private placement of units, consisting of one share of the Company's common stock and a warrant to purchase one-fifth of one share of common stock.

Such Securities Purchase Agreement was amended on each of July 30, 2006 and July 31, 2006 (as amended, the "Securities Purchase Agreement"). Closing thereunder occurred on July 31, 2006. The purchase price of each unit was $3.50 and the exercise price for each whole warrant was set at $4.80. The warrants have a term of five years and include a cashless exercise feature which does not apply when there is an effective registration statement covering the shares underlying the warrants. In addition, the Company had granted a put right to all of the investors which would have allowed the investors to require the Company to repurchase all, but not less than all, of the securities issued pursuant to the Securities Purchase Agreement if the Company had failed to obtain the necessary governmental approvals to consummate the acquisition of Cheng Feng on or before December 31, 2006. As such governmental approvals were obtained before December 31, 2006 the put right has terminated.

Pursuant to the Securities Purchase Agreement, the Company sold 4,634,592 units to certain accredited investors at $3.50 per unit for gross proceeds of $16,200.

Net proceeds to the Company from the sale of all of the units pursuant to the Securities Purchase Agreement was approximately $14,900. 57,776 and 354,285 warrants were exercised at $4.80 per share during the three months ended March 31, 2008 and 2007, respectively.

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commission for their services in connection with the private placement. During the three months ended March 31, 2008 and 2007, 0 and 227,095 of such warrants were exercised using the cashless exercise feature, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

14.

ISSUANCE OF COMMON STOCK AND WARRANTS (CONTINUED)

A summary of the status of the Company's warrants issued in 2006 as described above, and the changes during the three months ended March 31, 2008 and 2007, is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Prices	Shares	Prices
Outstanding at beginning of period	87,782	$4.80	1,417,292	$4.40
Granted	-	-	-	-
Exercised	(57,776)	(4.80)	(581,380)	(4.57)
Outstanding at end of period	30,006	$4.80	835,912	$4.28
Warrants exercisable at end of period	30,006	$4.80	835,912	$4.28

15.

EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan which was amended in February 2008 (the "Plan"). The Plan has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the Plan are 8,000,000 shares of common stock. During the three months ended March 31, 2008 and 2007, 181,500 and 1,052,100 shares of restricted stock were granted. The shares issued vest over a four-year period, and at issue resulted in total deferred compensation of $2,652 and $11,184, respectively. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three months ended March 31, 2008 and 2007, the Company recognized $2,958 and $265, respectively, of compensation expense under the Plan. As of March 31, 2008 and December 31, 2007, there was $39,249 and $39,814 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four-year period.

The following table summarizes the status of the Company's nonvested restricted stock awards during the three months ended March 31, 2008 and 2007:

	Nonvested Restricted Stock and		Nonvested Restricted Stock and
	Stock Unit Awards		Stock Unit Awards
	2008		2007
		Weighted		Weighted
		Average Grant		Average Grant
Number of Shares		Date Fair Values	Number of Shares	Date Fair Values

Outstanding at the beginning of the period	2,241,471	$17.39	-	$-
Granted	181,500	14.61	1,052,100	10.63
Vested	(175,243)	(16.88)	(21,919)	(10.63)
Forfeited	(22,512)	(11.48)	-	-
Outstanding at the end of the period	2,225,216	$17.27	1,030,181	$10.63

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16.

CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has set up a new segment for distribution of security and safety products and realigned its management and segment reporting structure effective March 31, 2008. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following three segments:

(a)

System installation: designs, sells, installs, services and monitors electronics security systems to residential, commercial, industrial and governmental customers (the "Installation Segment");

(b)

Manufacturing of security and safety products: designs, manufactures and sells security and safety products, including intrusion security, access control and video management systems (the "Manufacturing Segment"); and

(c)

Distribution of security and safety products: sells security and safety products, including intrusion security, access control and video management systems (the "Distribution Segment").

The Company also provides general corporate services to its segments and these costs are reported as "corporate and others."

Selected information in the new segment structure is presented in the following tables for the three months ended March 31, 2008 and 2007:

Revenues by segment for the three months ended March 31, 2008 and 2007 are as follows:

Revenues (1)	2008	2007

Installation Segment	$59,540	$34,031
Manufacturing Segment	8,128	4,420
Distribution Segment	4,109	--

	$71,777	$38,451

(1) Revenues by operating segments excludes intercompany transactions.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16.

CONSOLIDATED SEGMENT DATA (CONTINUED)

Income by segment for the three months ended March 31, 2008 and 2007 are as follows:

Income from operations:	2008	2007

Installation Segment	$14,974	$8,482

Manufacturing Segment	1,087	(159)

Distribution Segment	590	--

Corporate and others (1)	(5,516)	(1,865)

Income from operations	11,135	6,458

Corporate other income	320	619

Corporate interest income	55	82
Corporate interest expense	(4,863)	(1,319)
Income before income taxes and minority interest	6,647	5,840
Minority interest in loss of consolidated subsidiaries	25	9
Income taxes	(2,176)	(1,316)
Net income	$4,496	$4,533

(1) Includes non-cash compensation, professional fee and consultancy fee for the Company.

Non cash employee compensation by segment for the three months ended March 31, 2008 and 2007 are as follows:

Non cash employee compensation:	2008	2007

Installation Segment	$436	$123

Manufacturing Segment	558	71

Distribution Segment	347	-

Corporate and others	1,617	71

	$2,958	$265

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16.

CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment at March 31, 2008 and December 31, 2007 are as follows:

Total assets	March 31,	December 31,
	2008	2007

Installation Segment	$168,779	$152,495

Manufacturing Segment	103,530	146,683

Distribution Segment	30,759	--

Corporate and others (1)	92,781	78,225

	$395,849	$377,403

(1) Includes deposit paid for acquisition of subsidiaries, properties and intangible assets.

Depreciation and amortization by segment for the three months ended March 31, 2008 and 2007 are as follows:

Depreciation and amortization:	2008	2007

Installation Segment	$867	$510

Manufacturing Segment	614	290

Distribution Segment	301	--

Corporate and others	118	6

	$1,900	$806

17.

SUBSEQUENT EVENTS

Acquisition of Guangdong Stonesonic Digital Technique Co., Ltd. ("Stonesonic")

On April 2, 2008, the Company entered into an equity transfer agreement relating to the acquisition of 100 percent of the equity of Kit Grant Limited which is the holding company of Stonesonic. The results of operations of Stonesonic will be included in the Company's consolidated financial statements beginning on April 2, 2008.

The Company agreed to pay a total consideration of RMB227,038 (approximately $32,400) in exchange for 100% ownership of Kit Grant Limited, consisting of RMB125,000 (approximately $17,800) in cash and RMB102,038 (approximately $14,600) in the Company's shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 953,918 which will be issued within 90 days following the execution of the agreement.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17.

SUBSEQUENT EVENTS (CONTINUED)

Acquisition of Shenzhen Longhorn Security Technology Co., Ltd. ("Longhorn")

On April 2, 2008, the Company entered into an equity transfer agreement relating to the acquisition of 100 percent of the equity of Sincere On Limited which is the holding company of Longhorn. The results of operations of Longhorn will be included in the Company's consolidated financial statements beginning on April 2, 2008.

The Company agreed to pay a total consideration of RMB120,558 (approximately $17,200) in exchange for 100% ownership of Sincere On Limited, consisting of RMB36,000 (approximately $5,100) in cash and RMB84,560 (approximately $12,100) in the Company's shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 790,502 which will be issued within 90 days following the execution of the agreement.

Acquisition of Beijing Aurine Divine Land Technology Co., Ltd.. ("Guanling")

On April 21, 2008, the Company entered into an equity transfer agreement relating to the acquisition of 100 percent of the equity of Sharp Eagle (HK) Limited, which is the holding company of Guanling. The results of operations of Guanling will be included in the Company's consolidated financial statements beginning on April 21, 2008.

The Company agreed to pay a total consideration of RMB 39,110 (approximately $5,590) in exchange for 100% ownership of Sharp Eagle (HK) Limited, consisting of RMB 12,500 (approximately $1,790) in cash and RMB 26,610 (approximately $3,800) in the Company's shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 206,661 which will be issued within 90 days following the execution of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenues, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references in this Form 10-Q to "CSR," "we," "us," "our," "our Company," or "the Company" are to China Security & Surveillance Technology, Inc., a Delaware corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to

  "Cheng Feng" are to Shanghai Cheng Feng Digital Technology Co. Ltd., a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

  "Chuang Guan" are to Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd., a corporation incorporated in the People's Republic of China;

  "CSST HK" are to China Security & Surveillance Technology (HK) Ltd., a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  "CSST PRC" are to China Security & Surveillance Technology (PRC) Inc., a corporation incorporated in the People's Republic of China and a direct, wholly owned subsidiary of the Company;

  "DM" are to Beijing DM Security & Technology Co., Ltd., a corporation incorporated in the People's Republic of China;

  "Golden" are to Golden Group Corporation (Shenzhen) Limited, a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

  "Guanling" are to Beijing Aurine Divine Land Technology Co., Ltd., a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

  "HiEasy" are to HiEasy Electronic Technology Development Co., Ltd., a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

  "Hongtianzhi" are to Shenzhen Hongtianzhi Electronics Co., Ltd., a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

  "Longhorn" are to Shenzhen Longhorn Security Technology Co., Ltd., a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

  "Minking" are to Changzhou Minking Electronics Co., Ltd., a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

  "Tsingvision" are to Hangzhou Tsingvision Intelligence System Co., Ltd., a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

  "Safetech" are to China Safetech Holdings Limited, a British Virgin Islands corporation and a wholly owned subsidiary of the Company;

  "Stonesonic" are to Guangdong Stonesonic Digital Technique Co., Ltd., a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

  "BVI" are to the British Virgin Islands;

  "PRC" and "China" are to the People's Republic of China;

  "U.S. dollar," "$" and "US$" are to United States dollars;

  "RMB" are to Yuan Renminbi of China;

  "Securities Act" are to Securities Act of 1933, as amended; and

  "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Overview of Our Business

China Security & Surveillance Technology, Inc. is a Delaware holding company whose China-based operating subsidiaries are primarily engaged in manufacturing, distributing, installing and servicing security and surveillance products and systems and developing security and surveillance related software in China. Our customers are mainly comprised of (i) commercial entities (including airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues); (ii) governmental entities (including customs agencies, courts, public security bureaus and prisons), and (iii) non-profit organizations (including schools, museums, sports arenas and libraries). These account for approximately 60%, 39% and 1% of our revenues for the three months ended March 31, 2008, respectively.

Our sales network covers most of China's populated areas and we do not rely on any particular region for our business. Among our subsidiaries, Golden has 28 branch offices in provincial cities, Cheng Feng has 23 distribution points, Hongtianzhi has 53 distribution points, HiEasy has 16 distribution points, Minking has 14 distribution points and Tsingvision has 4 distribution points.

In the first quarter of 2008, we established an exclusive cooperation relationship with DM, a corporation incorporated in China which is engaged in the business of designing, developing and selling security and surveillance products. Pursuant to the exclusive cooperation agreement that was entered into on January 18, 2008, the parties have agreed, among other things, that our subsidiary CSST PRC will provide various services to DM, including training services, provision of technology licenses, equipment, consultations and other related services. DM will subcontract all its business to CSST PRC or its designees to the extent permitted by the PRC laws and regulations at no less than 80% of the face value of the contract. DM agrees to add CSST PRC's name into its market materials and any of its marketing and business development activities will be conducted either in the name of both DM and CSST PRC or through a joint venture established by the parties. The term of the agreement is 20 years which is automatically renewable for another 20 years unless terminated by CSST PRC. Please see our current report on Form 8-K filed on January 25, 2008 for more details.

Recent Developments

On April 2, 2008, we entered into an equity transfer agreement with our subsidiary Safetech, and Ms. Aiqi Chen, the sole owner of Kit Grant Limited, a Hong Kong corporation, pursuant to which Safetech purchased 100% of Kit Grant Limited from Ms. Chen. Kit Grant Limited is a holding company that owns all the outstanding equity of Stonesonic, a PRC company. Stonesonic is a leading monitoring equipment solutions provider in China that has a broad array of large flat panel display equipment. Under the agreement, our Company will pay a total consideration of RMB227.04 million (approximately $32.4 million) in exchange for 100% ownership of Kit Grant Limited, consisting of RMB125 million (approximately $17.8 million) in cash and RMB102.04 million (approximately $14.6 million) in shares of the Company's common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 953,918 which will be issued within 90 days following the execution of the agreement. Please see our Current Report on Form 8-K filed on April 8, 2008 for more details.

On April 2, 2008, we entered into an equity transfer agreement with our subsidiary Safetech and Ms. Weilan Zhuang, the sole owner of Sincere On Limited, a Hong Kong corporation, pursuant to which Safetech purchased 100% of Sincere On Limited from Ms. Weilan Zhuang. Sincere On Limited is a holding company that owns all the outstanding equity of Longhorn, a PRC company. Longhorn specializes in the manufacture and installation of security alarm systems in China. Under the agreement, our Company will pay a total consideration of RMB120.56 million (approximately $17.20 million) in exchange for 100% ownership of Sincere On Limited, consisting of RMB36 million (approximately $5.10 million) in cash and RMB84.56 million (approximately $12.10 million) in our Company's shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 790,502 which will be issued within 90 days following the execution of the agreement. Please see our Current Report on Form 8-K filed on April 8, 2008 for more details.

On April 21, 2008, we entered into an equity transfer agreement with our subsidiary Safetech and Weilan Zhuang, the sole owner of Sharp Eagle (HK) Limited, a Hong Kong corporation ("Sharp Eagle") pursuant to which Safetech purchased 100% ownership of Sharp Eagle from Ms. Zhuang. Sharp Eagle is a holding company that owns all the outstanding equity of Guanling, a corporation incorporated in China. Under the agreement, the Company will pay a total consideration of RMB 39.11 million (approximately $5.59 million) in exchange for 100% ownership of Sharp Eagle, consisting of RMB 12.50 million (approximately $1.79 million) in cash and RMB 26.61 million (approximately $3.80 million) in the Company's shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 206,661 which will be issued within 90 days following the execution of the Equity Transfer Agreement. Please see our Current Report on Form 8-K filed on April 25, 2008 for more details.

Reportable Operating Segments

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has set up a new segment for distribution of security and safety products and realigned its management and segment reporting structure effective March 31, 2008. During the three months ended March 31, 2008, we set up a new segment – Distribution Segment. The Company reports financial and operating information in the following three segments:

(a)

System installation: designs, sells, installs, services and monitors electronics security systems to residential, commercial, industrial and governmental customers (the "Installation Segment");

(b)

Manufacturing of security and safety products: designs, manufactures and sells security and safety products, including intrusion security, access control and video management systems (the "Manufacturing Segment"); and

(c)

Distribution of security and safety products: sells security and safety products, including intrusion security, access control and video management systems (the "Distribution Segment").

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2008 and growth in our revenues. The security and surveillance product market in China continued to expand in the first quarter of 2008 due, in part, to several programs and regulatory drivers initiated by the Chinese government, such as State Ordinance 458 and the Safe City program, which require many public places, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques, to install security systems. In addition, the economic development in China and the fact that the population in China in general is becoming relatively wealthier also contributed to increased demand for security and surveillance products within various industries and organizations, such as residential estates, factories and shopping centers. Our first fiscal quarter financial results also benefited from the consolidation of Hongtianzhi, Mingking, HiEasy and Tsingvision which were acquired in second and third quarters of 2007 and contributed approximately $8.14 million revenues in aggregate, accounting for approximately 11.2% of the total revenues of the first quarter of 2008.

The following are some financial highlights for the first quarter of 2008:

  Revenues: Revenues increased $33.33 million, or 86.7%, to $71.78 million for the three months ended March 31, 2008, from $38.45 million for the three months ended March 31, 2007.

  Gross margin: Gross margin was 31.0% for the three months ended March 31, 2008, compared to 26.3% for the three months ended March 31, 2007. Such increase was primarily due to a change of product mix and better economies of scale.

  Income from operations: Income from operations increased $4.68 million, or 72.4%, to $11.14 million for the three months ended March 31, 2008, from $6.46 million in 2007.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 15.5% for the three months ended March 31, 2008, compared to 16.8% in 2007.

  Net income: Net income decreased $0.03 million, or 0.7%, to $4.50 million for the three months ended March 31, 2008, from $4.53 million for the three months ended March 31, 2007.

  Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 6.26% for the three months ended March 31, 2008, compared to 11.79% for the three months ended March 31, 2007. The decrease was primarily due to non-cash expenses.

  Fully diluted net income per share: Fully diluted net income per share was $0.11 for the three months ended March 31, 2008, as compared to $0.13 for the three months ended March 31, 2007.

  Non-cash items : Non-cash items included (i) the redemption accretion on convertible notes of $4.36 million, (ii) depreciation and amortization of $1.90 million, and (iii) non-cash employee compensation expense of $2.96 million for the three months ended March 31, 2008. Total non-cash items are $9.22 million, representing an increase of $6.99 million, or 313.45%, from $2.23 million during the three months ended March 31, 2007.

Our net income, as reported in our results of operations for the period ended March 31, 2008 and 2007 were approximately $4.50 million, and $4.53 million. Our net income was materially impacted by depreciation and amortization of long-lived assets in the subsidiaries we acquired, non cash employee compensation recognized pursuant to SFAS 123 (R) and redemption accretion on convertible notes. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non cash employee compensation and redemption accretion on convertible notes on our net income and net income per share. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company's non-cash components during the three months ended March 31, 2008 and 2007:

All amounts, other than for share and per share amounts, in millions of U.S. dollars

	Three Months Ended March 31,
			Increase
Non-cash items	2008	2007	(Decrease)

Depreciation and amortization	$1.82	$0.81	$1.01

Depreciation and amortization (included in cost of goods sold)	0.08	-	0.08

Non-cash employee compensation	2.96	0.26	2.70

Redemption accretion on convertible notes	4.36	1.16	3.20

Total	$9.22	$2.23	$6.99

Non-cash items per share basic

Depreciation and amortization	$0.04	$0.02	$0.02

Non-cash employee compensation	0.07	0.01	0.06

Redemption accretion on convertible notes	0.11	0.04	0.07

Total non-cash items per share basic	$0.22	$0.07	$0.15

Non-cash items per share diluted

Depreciation and amortization	$0.04	$0.02	$0.02

Non-cash employee compensation	0.07	0.01	0.06

Redemption accretion on convertible notes	0.10	0.03	0.07

Total non-cash items per share -- diluted	$0.21	$0.06	$0.15

Net income per share – basic	$0.11	$0.14

Net income per share - diluted	$0.11	$0.13

Weighted average number of shares outstanding

Basic	42,738,195	33,108,640

Diluted	42,796,797	34,268,180

Results of Operations

The following table sets forth key components of our results of operations for the three months ended March 31, 2008 and 2007, in dollars and as a percentage of revenues.

All amounts, other than percentages, in millions of U.S. dollars

	2008		2007

Revenues	$71.78	100.0%	$38.45	100.0%

Cost of goods sold (including depreciation and amortization amounted $0.08 and $0, respectively)	(49.52)	69.0%	(28.33)	73.7%

Gross profit	22.26	31.0%	10.12	26.3%

Selling and marketing	(2.14)	2.9%	(0.60)	1.6%

General and administrative	(4.20)	5.8%	(1.98)	5.2%

Non-cash employee compensation	(2.96)	4.1%	(0.27)	0.7%

Depreciation and amortization	(1.82)	2.5%	(0.81)	2.1%

Income from operations	11.14	15.5%	6.46	16.8%

Other income	0.40	0.5%	0.71	1.8%

Interest expense, cash	(0.50)	0.7%	(0.16)	0.4%

Redemption accretion on convertible notes	(4.36)	6.0%	(1.16)	3.0%

Income before income taxes	6.68	9.3%	5.85	15.2%

Income taxes	(2.18)	3.0%	(1.32)	3.4%

Net income	$4.50	6.3%	$4.53	11.8%

Revenues

Our revenues are generated from system installations and manufacturing and distribution of security and safety products. During the first quarter of 2008, we experienced solid growth in revenues. Revenues increased from $38.45 million for the first quarter of 2007 to $71.78 million for the first quarter of 2008, representing an 86.7% increase. Such increase was mainly attributable to growth in the security and surveillance market in China, the increased market demand for our products, our increased brand recognition and the acquisition of several companies in the second and third quarter of 2007 as discussed in details below. Our strategic efforts to increase our distribution channels during 2005 and 2006 and sufficient working capital from our recent fundraising activities also allowed us to successfully take advantage of the growth in market demand in the future. Historically, the first quarter has generally been a slow quarter for us due to the Chinese New Year holiday and the third quarter has generally been the strongest quarter. Management expects the same trend in 2008 and that revenue growth will remain strong in the remainder of 2008.

After Hongtianzhi, HiEasy, Minking and Tsingvision became our wholly owned subsidiaries, we consolidated the financial results of these four companies beginning in the second and third quarters of 2007, which contributed $2.66 million, $1.45 million, $3.49 million, and $0.54 million to revenues in the first quarter of 2008. We consolidated the financial results of Cheng Feng starting from the third quarter of 2006. As Cheng Feng's acquisition has surpassed the one year anniversary, we have included these revenues in our organic growth since the fourth quarter of 2007. Cheng Feng had revenues of $4.11 million in the first quarter of 2008.

The following table shows the components of revenues recognized in the first quarter of 2008:

(In millions of U.S. dollars)

Revenues from the Installation Segment recognized from installation contracts signed in 2007	$35.0
Revenues from the Installation Segment recognized from installation contracts signed in 2008	$24.6
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in 2007	$3.3
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in 2008	$4.8
Revenues from the Distribution Segment	$4.1
Total revenues recognized in 2008	$71.8
Revenues deferred	$1.0
Backlog of contracts for system installation and manufacturing of security and safety products signed before March 31, 2008 (1)	$50.1

(1) We have conservatively not included the letter of intents, framework agreements and various signed partnership agreements in our backlog numbers as they are subject to final binding individual agreements to be entered into at later dates.

Our revenues are generated from three business segments: Installation Segment, Manufacturing Segment and Distribution Segment. The following table shows the different segments comprising our total revenues for the three months ended March 31, 2008 and 2007.

All amounts in millions of U.S. dollars

Revenues	2008		2007
Installation Segment	$59.54	83.0%	$34.03	88.5%
Manufacturing Segment	8.13	11.3%	4.42	11.5%
Distribution Segment	4.11	5.7%	--	--
Total	$71.78	100.0%	$38.45	100.0%

For the three months ended March 31, 2008 and 2007, our Installation Segment generated revenues of $59.54 million and $34.03 million which represented 83.0% and 88.5% of our total revenues, respectively. The increase in revenues was mainly due to the following factors: First, demand for security and surveillance products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers. Second, the Chinese government initiated several programs and regulatory drivers during 2006, such as State Ordinance 458 and the "3111" program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2007 and 2008 allowed us to successfully take advantage of the growth in market demand in the first quarter of 2008. Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition in 2007 also contributed to the growth in sales revenue.

For the three months ended March 31, 2008 and 2007, our Manufacturing Segment generated revenues of $8.13 million and $4.42 million, representing 11.3% and 11.5% of our total revenues, respectively. During the first quarter of 2008, we established a new segment – our Distribution Segment which generated revenues of $4.11 million, representing 5.7% of our total revenues. Management believes that revenues from the installation projects will continue to be the Company's major revenue source in the next a few years. With the acquisitions of Stonesonic, Longhorn and Guanling in April 2008 and other planned acquisitions, management believes that the percentage of revenues from the Manufacturing Segment and the Distribution Segment will increase in the future.

Management expects growth in all three segments to remain strong in the remainder of 2008 due to (i) continued growth in the security and surveillance market both within the corporate and government sectors, (ii) better capitalization of the Company to fuel its growth, (iii) continuing to enhance our branding and profiling in China, and (iv) acquisition strategy intended to boost our market share and competitiveness.

Cost of goods sold

Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the first quarter of 2008 increased by 74.8% to $49.52 million as compared to $28.33 million for the same period last year. The increase was generally in line with the increase of revenues.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $12.14 million, or 120.00%, to $22.26 million for the three months ended March 31, 2008 from $10.12 million for the same period last year. Gross margin for the three months ended March 31, 2008 was 31.0%, as compared to 26.3% for the same period of 2007. The increase in our gross margin was primarily driven by the increased economies of scale.

The following table shows the different segment components comprising our gross profit margin over the three months ended March 31, 2008 and 2007.

Gross Margin	2008	2007
Installation Segment	29.7%	27.8%
Manufacturing Segment	35.9%	22.2%
Distribution Segment	39.9%	--
Total	31.0%	26.3%

For the three months ended March 31, 2008, gross margins of the Installation Segment and Manufacturing Segment were approximately 29.7% and 35.9%, respectively, compared to 27.8% and 22.2% for the same period last year. Gross margin of our newly established segment Distribution Segment was 39.9% in the first quarter of 2008. Gross margins of the Installation Segment increased because our project scale increased, our margin for those projects increased. Gross margin for the Manufacturing Segment increased to 35.9% for the three months ended March 31, 2008 from 22.2% for the same period last year. The increase in our gross margin was primarily driven by the increased economies of scale. For the three months ended March 31, 2008, gross margin of the Distribution Segment was 39.9%. Such high gross margin was mainly because our software solution generally has a higher margin.

Selling and marketing expenses

Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses increased $1.54 million, or 256.70%, to $2.14 million for the three months ended March 31, 2008 from $0.6 million for the same period in 2007. This dollar increase was primarily attributable to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision, which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 2.9% for the three months ended March 31, 2008 from 1.6% for the same period in 2007. The percentage increase was mainly due to the hiring of additional staff and increased cost in promotion of our products to new customers.

General and administrative expenses

General and Administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operation. Our general and administrative expenses increased $2.22 million, or 112.1%, to $4.20 million for the three months ended March 31, 2008 from $1.98 million of the same period in 2007. As a percentage of revenues, general and administrative expenses increased to 5.8% for the three months ended March 31, 2008 from 5.2% for the same period in 2007. The dollar and percentage increase was mainly due to the increase of the non-cash employee compensation as discussed below, the hiring of additional staff, and professional expenses related to the costs of being a public reporting company.

Non-cash employee compensation

Effective February 7, 2007, our board of directors adopted our 2007 Equity Incentive Plan (the "Plan"). The Plan was subsequently amended and approved by the Company's stockholders in February 2008. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of our common stock may be issued under the Plan. During the three months ended March 31, 2008, we granted an aggregate of 181,500 shares of restricted stock pursuant to the Plan to our employees and consultants. These shares will vest with respect to each of the employees and consultants over a period of four years.

Non-cash employee compensation for the three months ended March 31, 2008 increased to $2.96 million from $0.27 million for the same period in 2007, primarily as a result of the adoption of the Plan and grants to employees and consultants made under the Plan.

Depreciation and amortization

Our depreciation and amortization costs increased $1.09 million, or 134.6%, to $1.90 million (including $0.08 million depreciation and amortization costs included under cost of goods sold) for the three months ended March 31, 2008 from $0.81 million for the same period in 2007. As a percentage of revenues, depreciation and amortization expenses increased to 2.6% for the three months ended March 31, 2008 from 2.1% for the same period in 2007. Such dollar and percentage increase was primarily due to the amortization of intangible assets from the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking and Tsingvision and the establishment of exclusive cooperation relationship with Chuang Guan and DM. The amortization of intangible assets increased as a result of these acquisitions.

Income from operations

Our income from operations increased $4.68 million, or 72.4%, to $11.14 million for the three months ended March 31, 2008 as compared to $6.46 million for the same period in 2007. As a percentage of revenues, income from operations decreased to 15.5% for the three months ended March 31, 2008 from 16.8% for the same period in 2007. Such percentage decrease was primarily due to the increase of our selling and marketing expenses, general and administrative expenses and non-cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the three months ended March 31, 2008 and 2007.

All amounts in millions of U.S. dollars

Income from operations	2008		2007
Installation Segment	$14.97	134.5%	$8.15	126.2%
Manufacturing Segment	1.09	9.8%	(0.16)	-2.5%
Distribution Segment	0.59	5.3%	-	0.0%
Corporate and others	(5.51)	-49.6%	(1.53)	-23.7%
Total	$11.14	100.0%	$6.46	100.0%

Income from operations related to the Installation Segment increased 83.7%, or $6.82 million to $14.97 million for the three months ended March 31, 2008, compared to $8.15 million for the same period in 2007. Such increase was mainly due to higher demand of total one-stop-shop installations from customers. We finished more projects than we planned in the first quarter of 2008.

Income from operations related to the Manufacturing Segment increased 781.3%, or $1.25 million to $1.09 million for the three months ended March 31, 2008, compared to the operating loss of $0.16 million for the same period in 2007. Such increase was mainly due to the acquisitions we made in the second and third quarter of 2007, which greatly increased our sales of manufactured products. The Company expects that the Manufacturing Segment margin will continue to increase as we integrate the recently completed acquisitions which will allow us to further benefit from economies of scale.

Income from operations related to our newly established Distribution Segment was $0.59 million for the three months ended March 31, 2008.

Loss from operations related to the Corporate and others increased 260.1% or $3.98 million for the three months ended March 31, 2008, compared to $1.53 million for the same period in 2007. Such increase was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company.

Other income

Our other income decreased $0.31 million, or 43.7% to $0.40 million for the three months ended March 31, 2008 from $0.71 million for the same period in 2007. As a percentage of revenues, other income decreased to 0.5% for the three months ended March 31, 2008 from 1.8% for the same period in 2007. Such percentage decreased was primarily because we did not receive any rental income from related parties in the first quarter of 2008. Those land use rights and buildings were disposed in 2007.

Interest expense (excluding redemption accretion on convertible notes)

During the first quarter of 2008, we borrowed funds under 3 short-term loans from local Chinese banks and incurred a total interest expense of $0.22 million. For the convertible notes, we paid $0.28 million interest during the three months ended March 31, 2008.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the three months ended March 31, 2008 was $4.36 million, as compared to $1.16 million for the same period in 2007. We raised $110 million from the issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be repaid if the convertible notes are converted into shares of our common stock before their respective maturities.

Income before taxes

Our income before taxes increased $0.83 million, or 14.2%, to $6.68 million for the three months ended March 31, 2008 from $5.85 million for the same period in 2007. As a percentage of revenues, income before taxes decreased to 9.3% from 15.20% for the same period in 2007. Such percentage decrease was primarily due to increased non-cash expenses, including the redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no united States taxable income during the three months ended March 31, 2008.

Our wholly owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

Before January 1, 2008, foreign invested enterprises ("FIEs") established in the PRC were generally subject to an enterprise income tax ("EIT") rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiaries Golden and certain high-technology company were subject to reduced tax rate. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 ("Old FIEs") a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the "two-year exemption and three-year half reduction" or "five-year exemption and five-year half-reduction" under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.

Our subsidiary Golden is subject to an EIT rate of 15% for the fiscal year 2008. Our subsidiary Hongtianzhi is located in Shenzhen and its corporate tax rate is 7.5% as it receives a lower tax rate as a high-tech company. Our subsidiary Cheng Feng is subject to an EIT rate of 15% for fiscal year 2008 due to the software and high technology company status. HiEasy, Minking and Tsingvision are subject to an EIT rate of 25% .

Income taxes increased $0.86 million to $2.18 million for the three months ended March 31, 2008 from $1.32 million for the same period of 2007. We paid more taxes during the first three months of 2008 primarily because of the increased income before income taxes during that period.

Net income

Net income decreased $0.03 million, or 0.7%, to $4.50 million for the three months ended March 31, 2008 from $4.53 million for the same period in 2007. As a percentage of revenues, net income decreased to 6.3% for the three months ended March 31, 2008 from 11.8% for the same period in 2007. This percentage decrease was mainly due to the increase of non-cash expenses including the redemption accretion on our convertible notes, depreciation and amortization and non-cash employee compensation as discussed above.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China. The operating subsidiaries purchase all products and render services in China, and receive payment from customers in China using RMB as the functional currency. We do not engage in currency hedging.

We incurred a foreign currency translation gain of $8.50 million for the three months ended March 31, 2008 as compared with the foreign currency translation gain of $0.80 million for the same period in 2007.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for fiscal quarter ended March 31, 2008 and 2007.

For the three months ended March 31, 2008, the exchange rates of 7.019, 7.1034 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in an $8.50 million foreign currency translation gain in the first quarter of 2008. In the first quarter of 2007, the exchange rates of 7.734, 7.774 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in a $0.80 million foreign currency translation gain in such period.

Liquidity and Capital Resources

General

As of March 31, 2008 and December 31, 2007, we had cash and cash equivalents of $77.1 million and $89.1 million, respectively. The following table provides detailed information about our net cash flow for the three months ended March 31, 2008 and 2007.

Cash Flow
All amounts in millions of U.S. dollars

	Three months ended
	March 31,
	2008	2007

Net cash used in operating activities	$(2.50)	$(1.58)
Net cash used in investing activities	(10.94)	(20.90)
Net cash (used in) provided by financing activities	(1.28)	63.33

Net (decrease) increase in cash and cash equivalents	$(14.72)	$40.85

Operating Activities:

Net cash used in operating activities was $2.50 million for the three months ended March 31, 2008, which is an increase of $0.92 million from the $1.58 million of the net cash used in operating activities for the same period in 2007. The decrease was mainly due to an increase in advance payments, prepayment and deposits and trade receivables.

Investing Activities:

Our main uses of cash for investing activities during the first quarter of 2008 were deposits for the acquisition of subsidiaries and businesses and for property, plant and equipment.

Net cash used in investing activities for the three months ended March 31, 2008 was $10.94 million, which is a decrease of $9.96 million from net cash used in investing activities of $20.90 million in the same period of 2007. Such decrease was primarily due to decreased deposits for acquisitions of subsidiaries and proceeds from the disposal of land use rights and properties in 2008.

We closed the acquisition of Stonesonic and Longhorn on April 2, 2008. We also closed the acquisition of Guanling on April 21, 2008. In addition, we have signed letters of intent to acquire Shenzhen Alean Technology Development Co., Ltd., and Shenzhen Jin Lin Technology Co., Ltd. Pursuant to the letters of intent, the cash consideration for these two intended acquisitions is expected to total $20 million with additional consideration to be paid in equity. Consummation of these two acquisitions is subject to customary closing conditions, including execution of definitive agreement and receipt of governmental approval. We expect to finance the cash portion of the purchase price with the net proceeds from our $50 million convertible notes financing that closed in April 2007. The number of our shares to be included in the equity portion of the purchase price for Stonesoinc, Longhorn and Guanling acquisitions will be subject to the achievement of certain net income performance targets over a two-year period. The acquisitions of Stonesonic, Longhorn and Guanling are expected to be accretive to earnings upon closing and are expected to provide support to the Company's city-wide projects.

Financing Activities:

Net cash used in financing activities in the three months ended March 31, 2008 totaled $1.28 million as compared to $63.33 million provided by financing activities in the same period of 2007. The net cash use in financing activities was mainly attributable to the repayment of bank loans in the first quarter of 2008, whereas the net cash provided by financing activities in the three months ended March 31, 2007 was mainly attributable to proceeds from the convertible notes received in February 2007.

Loan Facilities

As of March 31, 2008, the amounts, maturity dates and term of each of our bank loans were as follows.

All amounts in millions of U.S. dollars

Bank	Amount	Maturity Date	Duration

Shanghai Pudong Development Bank	$4.28	July 2008	6 months

China Citic Bank	4.28	November 2008	1 year

Shanghai Pudong Development Bank	2.84	October 2008	1 year

Shenzhen Ping An Bank	1.11	March 2009	3 years

Total	$12.51

In January 2008, we entered into a loan agreement with Shanghai Pudong Development Bank pursuant to which the Company borrowed RMB30 million (approximately $4.28 million) with an annual interest rate of 6.57%. The loan is due in July 2008 and the interest is payable at the end of each month. The bank has the right to increase the interest rate and demand repayment of the entire loan principal and unpaid interest if we use the loan for any purpose other than operations.

On October 3, 2006, we signed a banking facility agreement with China Construction Bank ("CCB") under which CCB agreed to provide a new receivable-based facility to support our efforts in securing new contracts relating to the Safe City Project initiative, also known as "Plan 3111." This facility will provide three possible financing options: (1) the government takes a loan from CCB to finance the project; (2) we sell the accounts receivable to CCB, 85% of the total account receivables value will be paid by CCB to the Company and the remaining 15% will be collected by CCB from the government; from the 15% collected from the government, CCB will retain certain finance charges and pay the remainder over to Company; or (3) we take a loan from CCB to finance the project. As part of this agreement, we will make periodic deposits with CCB, which, depending upon the specific project, will provide a maximum factoring capacity of five to ten times the amount deposited. None of the facility has been drawn down as of the date of this Report.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above and in our Annual Report on Form 10-K filed on March 10, 2008, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2008:

All amounts in millions of U.S. dollars

	Payments due by period

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations	$110.00	$-	$-	$110.00	$-
Operating Lease Obligations	1.50	0.37	0.17	0.96	-
Total	$111.50	$0.37	$0.17	$110.96	$-

Recent Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161") effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill. SFAS 141R also expands disclosure requirements for business combinations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" ("SFAS 160") effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 is not expected to have a material effect on the Company's consolidated financial statements.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a discussion of the Company's critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, interest rates are subject to change upon renewal. Since September, 2007, the People's Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.5% and 7.3% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 10, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, pursuant to an exclusive cooperation agreement with DM, we issued 136,378 shares of our common stock to DM. The issuance was made in an offshore transaction pursuant to Regulation S under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: May 5, 2008

China Security & Surveillance Technology, Inc.

By:	/s/ Guoshen Tu

Principal Executive Officer

By:	/s/ Terence Yap

Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.