Form 10-Q
period 2008-06-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2008-08-04
CIK 1260625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	45,122,541

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☒

 PART I

FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
	USD	USD
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,595	$89,071
Accounts receivable, net	95,950	63,206
Related party receivables	214	549
Inventories, net	40,616	40,606
Prepayments and deposits	4,979	3,225
Advances to suppliers	8,699	2,877
Other receivables	12,090	13,171
Tax refundable	--	92
Deferred tax assets - current portion	128	137
Total current assets	251,271	212,934

Deposits for acquisition of subsidiaries, intangible assets and properties	36,395	46,443
Property, plant and equipment, net	34,436	24,066
Land use rights, net	2,611	1,379
Intangible assets	54,229	39,800
Goodwill	82,349	52,369
Deferred financing cost	132	150
Deferred tax assets - non-current portion	257	262
TOTAL ASSETS	$461,680	$377,403

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
	USD	USD
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - short term	$5,380	$12,814
Accounts payable	32,916	21,864
Accrued expenses	6,614	5,108
Advances from customers	8,013	8,352
Taxes payable	2,381	4,153
Payable for acquisition of business	6,604	--
Deferred income	1,065	915
Total current liabilities	62,973	53,206

LONG-TERM LIABILITIES
Notes payable - long term	--	698
Convertible notes payable	132,427	123,701
Total liabilities	195,400	177,605

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	34	61

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding Common stock, $0.0001 par value; 290,000,000 shares authorized, 45,122,541 (June 30, 2008) and 42,506,150 (December 31, 2007) shares issued and outstanding	5	4
Additional paid-in capital	149,100	110,254
Retained earnings	89,034	76,802
Statutory reserves	804	804
Accumulated other comprehensive income	27,303	11,873
Total shareholders' equity	266,246	199,737
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$461,680	$377,403

See the accompanying notes to condensed consolidated financial statements

 CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD

Revenues	$92,740	$52,125	$164,517	$90,576

Cost of goods sold (including depreciation and amortization for the three and six months ended June 30, 2008 and 2007 of $203, $286, $0 and $0, respectively)	62,284	37,232	111,805	65,565

Gross profit	30,456	14,893	52,712	25,011

Selling and marketing	2,991	855	5,133	1,458

General and administrative	11,084	3,308	18,246	5,559
(including non-cash employee compensation for the three and six months ended June 30, 2008 and 2007 of $3,108, $6,066, $801 and $1,066, respectively)

Depreciation and amortization	2,130	1,084	3,947	1,890

Income from operations	14,251	9,646	25,386	16,104

Rental income received from related party	--	129	--	256

Interest income	51	143	106	225

Interest expense	(4,786)	(4,105)	(9,649)	(5,424)

Other income, net	367	226	687	718

Income before income taxes and minority interest	9,883	6,039	16,530	11,879

Minority interest in income of consolidated subsidiaries	6	(7)	31	2

Income taxes	(2,153)	(1,767)	(4,329)	(3,083)

Net income	7,736	4,265	12,232	8,798

Foreign currency translation gain	6,926	1,767	15,430	2,562

Comprehensive income	$14,662	$6,032	$27,662	$11,360

Net income per share
Basic	$0.18	$0.12	$0.28	$0.26
Diluted	$0.17	$0.11	$0.28	$0.24

Weighted average number of shares outstanding

Basic	43,600,020	35,770,742	43,169,108	34,429,780
Diluted	44,927,620	38,831,023	43,853,283	36,492,123

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

	Common Stock		Additional Paid-in Capital		Accumulated Other	Statutory Surplus
	Shares	Par Value		Retained Earnings	Comprehensive Income	Reserve Fund	Total
		USD	USD	USD	USD	USD	USD
BALANCE AT JANUARY 1, 2008	42,506,150	$4	$110,254	$76,802	$11,873	$804	$199,737
Warrants exercised for cash per Securities Purchase Agreement	57,776	--	277	--	--	--	277
Common stock issued under Equity Incentive Plan	499,001	--	6,066	--	--	--	6,066
Forfeiture of restricted stock under Equity Incentive Plan	(27,845)	--	--	--	--	--	--
Common stock issued in connection with Exclusive Cooperation Agreement with Beijing DM Security & Technology Co., Ltd.	136,378	--	2,041	--	--	--	2,041
Common stock issued for acquisition of Guangdong Stonesonic Digital Technique Co., Ltd.	953,918	1	14,489	--	--	--	14,490
Common stock issued for acquisition of Shenzhen Longhorn Security Technology Co., Ltd.	790,502	--	12,030	--	--	--	12,030
Common stock issued for acquisition of Beijing Aurine Divine Land Technology Co., Ltd.	206,661	--	3,943	--	--	--	3,943
Foreign currency translation	--	--	--	--	15,430	--	15,430

Net income for the period	--	--	--	12,232	--	--	12,232

BALANCE AT JUNE 30, 2008	45,122,541	$5	$149,100	$89,034	$27,303	$804	$266,246

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	USD	USD
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,232	$8,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,233	1,890
Provision for bad debts	125	--
Amortization of consultancy services	67	60
Amortization of deferred financing cost	18	9
Non-cash employee compensation	6,066	1,066
Redemption accretion on convertible notes	8,726	4,975
Deferred taxes	40	8
Minority interest	(31)	(2)

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(25,839)	(4,217)
Related party receivables	371	(109)
Inventories	11,692	(7,602)
Prepayments & deposits	(24)	(2,549)
Advances to suppliers	(4,826)	(1,176)
Other receivables	(1,207)	(658)

(Decrease) increase in:
Accounts payable and accrued expenses	4,232	(838)
Advances from customers	(3,007)	(4,310)
Taxes payable	(1,896)	856
Deferred income	91	16
Net cash provided by (used in) operating activities	11,063	(3,783)

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	USD	USD
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,344)	(1,528)
Additions to intangible assets	(1,087)	(15)
Additions to land use rights	--	(565)
Deposits paid for acquisition of subsidiaries	(3,878)	(14,657)
Deposits refunded for acquisition of subsidiaries	11,898	--
Deposits paid for acquisition of properties and intangible assets	(4,424)	(5,366)
Proceeds from disposal of land use rights and properties	3,379	--
Net cash outflow for acquisition of subsidiaries (net of cash acquired in acquisitions)	(8,927)	(30,275)
Net cash used in investing activities	(8,383)	(52,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to a director	--	(74)
Issuance of common stock, net of issuing expenses	--	2,318
Warrants exercised	277	--
New borrowings, net of issuing cost	4,274	116,291
Repayment of borrowings	(13,855)	(2,055)
Net cash (used in) provided by financing activities	(9,304)	116,480

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,148	513

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(476)	60,804

Cash and cash equivalents, beginning of period	89,071	30,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,595	$91,784

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$899	$210
Income taxes paid	$2,364	$2,696

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

136,378 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $2,041 in the establishment of the exclusive cooperation agreement with Beijing DM Security & Technology Co., Ltd. ("DM") on January 18, 2008. (Note 11)

953,918 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $14,490 in the acquisition of Guangdong Stonesonic Digital Technique Co., Ltd. ("Stonesonic") were issued on June 4, 2008. (Note 3)

790,502 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $12,030 in the acquisition of Shenzhen Longhorn Security Technology Co., Ltd. ("Longhorn"), were issued on June 4, 2008. (Note 3)

206,661 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $3,943 in the acquisition of Beijing Aurine Divine Land Technology Co., Ltd.. ("Guanling"), were issued on June 4, 2008. (Note 3)

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

1.

BASIS OF PRESENTATION

The accompanying financial statements, as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the "Company" or "CSST") without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 10, 2008. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2008, results of operations for the three months and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, have been made. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivables due from one individual customer exceeded 10% of total accounts receivable at June 30, 2008 and December 31, 2007.

(b)

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three and six months ended June 30, 2008 and 2007.

During the three months and six months ended June 30, 2008 and 2007, approximately 40%, 37%, 99% and 81%, of total inventory purchases were from five suppliers, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)

Accounting for Computer Software To Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, " Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ." Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

As of June 30, 2008 and December 31, 2007, unamortized computer software costs were $2,921 and $2,383, respectively. During the three and six months ended June 30, 2008 and 2007, $121, $375, $32 and $63 of amortization expense was charged to income, respectively.

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

Revenue from sales of security and surveillance video cameras, surveillance equipment and related products are recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104: "Revenue Recognition" ("SAB No. 104"). Revenues are recognized when the following criterias are met:

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

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue is recognized. As of June 30, 2008 and December 31, 2007, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

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

Revenue Recognition - continued

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

(e)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 were $287, $346, $87 and $108, respectively.

(f)

Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three and six months ended June 30, 2008 and 2007, the Company incurred approximately $222, $277, $103 and $203, respectively.

(g)

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses (included in selling and marketing and general and administrative expenses) for the three and six months ended June 30, 2008 and 2007 were $248, $466, $73 and $127, respectively.

(h)

Share-based Payments

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan ("Plan"), which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards ("SFAS") No.123, "Share-Based Payment" ("SFAS 123 (R)"). The fair values of these restricted stock awards are equal to the market value of the Company's stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and six months ended June 30, 2008 and 2007, the Company has recognized $3,108, $6,066, $801 and $1,066 of compensation expense under the Plan, respectively. As of June 30, 2008 and December 31, 2007, there was $41,177 and $39,539 of unrecognized compensation expense related to the nonvested restricted stock, respectively. These expenses are expected to be recognized over a four-year period.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)

Income taxes

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

On March 16, 2007, the National People's Congress of the People’s Republic of China ("PRC") adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law became effective on January 1, 2008.

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

(k)

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

The calculation of diluted earnings per share is based on the outstanding warrants for the three and six months ended June 30, 2008 and 2007. As of June 30, 2008 and 2007, warrants were outstanding to acquire 30,006 and 610,015 shares of common stock.

Approximately 5,452,000 shares of common stock underlying convertible notes were not included in the dilutive calculation for the three and six months ended June 30, 2008 and 2007, as the effect would be anti-dilutive.

The Company issued 1,951,081 shares of common stock in connection with business acquisitions in the three months ended June 30, 2008 (note 3). The impact of these shares has been included in dilutive weighted average number of shares from the date of the closing of the acquisitions.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS

In the second quarter of 2008, the Company acquired three companies that are engaged in the security and surveillance business in China: Stonesonic, Longhorn and Guanling.

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Kit Grant Limited under which the Company agreed to pay a total consideration of RMB227,038 (approximately $32,299) in exchange for 100% ownership of Kit Grant Limited, the holding company of Stonesonic, consisting of RMB125,000 (approximately $17,809) in cash and 953,918 shares of the Company’s common stock valued at RMB102,038 (approximately $14,490). $11,205 of the cash portion of the purchase price was paid as a deposit in the first quarter of 2008. The balance of the cash portion of the purchase price is expected to be paid in the third quarter 2008. The Company issued 953,918 shares of the Company’s common stock to the shareholder of Kit Grant Limited and her designees in June 2008. Kit Grant Limited is a holding company with no assets other than 100% of the equity interests of Stonesonic. The acquisition was financed with proceeds from the Company's February Notes and April Notes (as defined in note 14).

The operational control of Stonesonic passed to the Company effective April 2, 2008. The results of Stonesonic’s operations from April 2, 2008 through June 30, 2008 are included in the Company's Consolidated Statements of Income and Comprehensive Income.

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Sincere On Limited, the holding company of Longhorn, under which the Company agreed to pay a total consideration of RMB120,558 (approximately $17,151) in exchange for 100% ownership of Sincere On Limited, consisting of RMB36,000 (approximately $5,121) in cash and 790,502 shares of the Company’s common stock valued at RMB84,558 (approximately $12,030). RMB36,000 (approximately $5,121) of the cash portion of the purchase price was paid before the execution of the equity transfer agreement. The Company issued 790,502 shares of the Company’s common stock to the shareholder of Sincere On Limited and her designees in June 2008. Sincere On Limited is a holding company with no assets other than 100% of the equity interests of Longhorn. The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as defined in note 14).

The operational control of Longhorn passed to the Company effective April 2, 2008. The results of Longhorn's operations from April 2, 2008 through June 30, 2008 are included in the Company's Consolidated Statements of Income and Comprehensive Income.

On April 21, 2008, the Company entered into an equity transfer agreement with the shareholder of Sharp Eagle (HK) Limited, the holding company of Guanling, under which the Company agreed to pay a total consideration of RMB39,110 (approximately $5,587) in exchange for 100% ownership of Sharp Eagle (HK) Limited, consisting of RMB12,500 (approximately $1,644) in cash and 206,661 shares of the Company’s common stock valued at RMB26,610 (approximately $3,943). RMB12,500 (approximately $1,644) of the purchase price was paid as a deposit in January, 2008. The Company issued 206,661 shares of its common stock to the shareholder of Sharp Eagle (HK) Limited and her designees in June 2008. Sharp Eagle (HK) Limited is a holding company with no assets other than 100% of the equity interests of Guanling. The acquisition was financed with proceeds from the Company's February Notes and April Notes. (as defined in note 14).

The operational control of Guanling passed to the Company effective April 21, 2008. The results of Guanling’s operations from April 21, 2008 through June 30, 2008 are included in the Company's Consolidated Statements of Income and Comprehensive Income.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS (CONTINUED)

The following represents the purchase price allocation at the dates of the acquisition of Stonesonic, Longhorn and Guanling based on a preliminary valuation report that is subject to finalization which was prepared by a third party appraisal firm:

	Stonesonic	Longhorn	Guanling	Total

Cash and cash equivalents	$1,623	$1,660	$638	$3,921
Other current assets	6,837	2,545	3,652	13,034
Property, plant and equipment	3,533	978	79	4,590
Other assets	1,132	--	--	1,132
Intangible assets	5,947	4,990	690	11,627
Goodwill	17,440	8,415	4,123	29,978
Current liabilities	(3,522)	(1,437)	(3,595)	(8,554)
Long-term liabilities	(691)	--	--	(691)
Total purchase price	$32,299	$17,151	$5,587	$55,037

The following table shows supplemental information of the results of operations on a pro forma basis for the three months and six months ended June 30, 2008 and 2007 as if the acquisition of Stonesonic, Longhorn and Guanling had been completed at the beginning of the respective periods of 2008 and 2007:

For the three months ended June 30, 2008 (Unaudited)

	Historical
	CSST	Stonesonic, Longhorn and Guanling	Pro Forma Adjustments	Pro Forma

Revenues	$92,740	$711		$93,451

Income from operations	$14,251	$(39)	$(11)	$14,201

Net income	$7,736	$(61)	$(11)	$7,664

Net income per share
Basic	$0.18			$0.17
Diluted	$0.17			$0.17

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS (CONTINUED)

For the three months ended June 30, 2007 (Unaudited)

	Historical
	CSST	Stonesonic, Longhorn and Guanling	Pro Forma Adjustments	Pro Forma

Revenues	$52,125	$5,280		$57,405

Income from operations	$9,646	$1,263	$(290)	$10,619

Net income	$4,265	$1,051	$(290)	$5,026

Net income per share
Basic	$0.12			$0.13
Diluted	$0.11			$0.12

For the six months ended June 30, 2008 (Unaudited)

	Historical
	CSST	Stonesonic, Longhorn and Guanling	Pro Forma Adjustments	Pro Forma

Revenues	$164,517	$7,203		$171,720

Income from operations	$25,386	$246	$(301)	$25,331

Net income	$12,232	$76	$(301)	$12,007

Net income per share
Basic	$0.28			$0.27
Diluted	$0.28			$0.27

For the six months ended June 30, 2007 (Unaudited)

	Historical
	CSST	Stonesonic, Longhorn and Guanling	Pro Forma Adjustments	Pro Forma

Revenues	$90,576	$8,932		$99,508

Income from operations	$16,104	$1,346	$(580)	$16,870

Net income	$8,798	$1,081	$(580)	$9,299

Net income per share
Basic	$0.26			$0.26
Diluted	$0.24			$0.24

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisitions of Stonesonic, Longhorn and Guanling.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

4.

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at June 30, 2008 and December 31, 2007 are as follows:
	June 30, 2008	December 31, 2007

Accounts receivable	$96,600	$63,494
Less: allowance for doubtful accounts	(650)	(288)
Accounts receivable, net	$95,950	$63,206

5.

RELATED PARTY RECEIVABLES

The Company had receivables from several companies whose directors and shareholders are also directors or shareholders of the Company. All receivables arise from the rental of real estate properties. The receivables are classified as related party receivables on the balance sheets. The balances as of June 30, 2008 and December 31, 2007 are as follows:
	June 30, 2008	December 31, 2007

Related party receivables	$214	$549
Less: allowance for doubtful accounts	--	--
Related party receivables, net	$214	$549

The Company had leased offices to three related parties since January 1, 2004. The leases expired on December 31, 2007. The rental income was RMB990 ($127) and RMB1,980 ($256) for the three and six months ended June 30, 2007, respectively.

6.	INVENTORIES

Inventories consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Raw materials	$17,891	$9,386
Work in progress	3,469	2,182
Finished goods	10,995	9,761
Installations in process	9,228	19,830
Total	41,583	41,159
Less: allowance for obsolete inventories	(967)	(553)
Inventories, net	$40,616	$40,606

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

7.

PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of June 30, 2008 and December 31, 2007:
	June 30, 2008	December 31, 2007

Current portion	$4,979	$3,225
Non current portion - Deposits paid for acquisition of subsidiaries	16,197	22,545
- Deposits paid for acquisition of intangible assets and properties	20,198	23,898
	$36,395	$46,443

The deposits paid for acquisition of subsidiaries and properties are refundable. There are no commitments to acquire the subsidiaries and properties.

8.

ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $8,699 and $2,877 as of June 30, 2008 and December 31, 2007, respectively.

9.

PROPERTY, PLANT AND EQUIPMENT

At June 30, 2008 and December 31, 2007, property, plant and equipment, at cost, consist of

	June 30, 2008	December 31, 2007
Buildings	$21,013	$17,564
Leasehold improvements	2,650	1,029
Plant and equipment	4,607	3,158
Electronic equipment	7,598	2,444
Motor vehicles	4,418	3,113
	40,286	27,308
Less: accumulated depreciation	(5,850)	(3,242)
Property, plant and equipment, net	$34,436	$24,066

Depreciation expense for the three and six months ended June 30, 2008 and 2007 was $885, $1,520, $228 and $405, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

10.

LAND USE RIGHTS

Land use rights consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Cost of land use rights	$2,874	$1,428
Less: Accumulated amortization	(263)	(49)
Land use rights, net	$2,611	$1,379

Amortization expense for the three and six months ended June 30, 2008 and 2007 was $15, $21, $12 and $20, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 (for the remaining 6 months)	$31
2009	61
2010	61
2011	61
2012	61
2013	61
Thereafter	2,275
Total	$2,611

The Company disposed of land use rights and properties for total consideration of RMB 119,000 (approximately $16,119) in December 2007. The remaining proceeds of RMB 24,000 (approximately $3,379) were received in January 2008.

11. INTANGIBLE ASSETS
	June 30, 2008	December 31, 2007

Trademarks (life of 11 to 25 years)	$14,645	$12,081
Exclusive cooperation agreements (life of 20 years)	13,632	8,834
Customer base (life of 5 to 10 years)	8,488	7,225
Patents (life of 10 years)	4,541	4,532
Technical know-how (life of 9 to 10 years)	13,239	5,347
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	5,507	4,468
Surveillance recording system (life of 5 years)	500	500
Less: accumulated amortization	(8,036)	(4,900)
Intangible assets, net	$54,229	$39,800

On January 18, 2008, the Company entered into an exclusive cooperation agreement with DM, which is engaged in the business of designing, developing and selling security and surveillance products, pursuant to which the parties have agreed, among other things, that the Company’s subsidiary, China Security & Surveillance Technology (PRC) Inc. (“CSST PRC”) will provide various items to DM, including training services, technology licenses, equipment, consulting services, personnel and other related services. DM will subcontract all its work to CSST PRC or its designees to the extent permitted by the local laws and regulations at no less than 80% of the face value of the contract. DM has agreed to add CSST PRC’s name to its marketing materials and its marketing and business development activities will be conducted either in the name of both DM and CSST PRC or through a joint venture established by the parties. The valuation of the agreement was determined by an independent appraisal firm. The Company did not acquire any of the assets or liabilities of DM, and the entire purchase price was allocated to an intangible asset, consisting of an exclusive cooperation relationship. The Company’s total cost for entry into the exclusive cooperation agreement amounted to $4,798, after taking into account certain discounts of the shares issued to DM due to the fact that the issued shares are restricted shares. 136,378 restricted shares were issued in January 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

11.

INTANGIBLE ASSETS - CONTINUED

The Company acquired Stonesonic, Longhorn and Guanling during the second quarter of 2008. The valuations and allocation of the intangible assets were determined by a third party appraisal firm.

The amortization expense for the three and six months ended June 30, 2008 and 2007 was $1,433, $2,692, $844 and $1,465, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2008 (for the remaining six months)	$3,234
2009	7,266
2010	6,363
2011	4,796
2012	4,027
Thereafter	28,543
Total	$54,229

12.

NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Bank loans	$5,380	$13,512
Less: current portion	(5,380)	(12,814)
Long-term portion	$--	$698

On November 15, 2007, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB30,000 (approximately $4,374) with an annual interest rate of 7.29%. The loan is due in November 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company.

The long term note payable is from Shenzhen Ping An Bank. As of June 30, 2008 and December 31, 2007, the liability relating to this loan was RMB 6,900 (approximately $1,006) and RMB8,700 (approximately $1,290), respectively, consisting of a 3-year loan payable to Shenzhen Ping An Bank. This loan was entered into on January 17, 2006 and matures on March 3, 2009, with an annual interest rate of 6.435%. The loan agreement requires the Company to use the loan proceeds only for the construction of the Company’s factory. The loan is collateralized by the personal assets of the CEO of one of the Company's subsidiaries.

In January 2008, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB30,000 (approximately $4,374) with an annual interest rate of 6.57%. The loan was due in July 2008, and the interest was payable at the end of each month. The loan was repaid in April 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

12.

NOTES PAYABLE - CONTINUED

On October 15, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB20,000 (approximately $2,916) with an annual interest rate of 6.561%. The loan was due in October 2008, and the interest was payable at the end of each month. The loan was repaid in the second quarter of 2008.

On February 16, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB 10,000 (approximately $1,425) with an annual interest rate of 6.39%. The loan was due in March 2008 and was repaid when due.

On February 2, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB 30,000 (approximately $4,275) with an annual interest rate of 6.12%. The loan was due in February 2008 and was repaid when due.

13.

DEFERRED INCOME

Deferred income balances as of June 30, 2008 and December 31, 2007 were $1,065 and $915, respectively, and represented amounts invoiced but deferred as revenues as an estimated warranty reserve.

14.

CONVERTIBLE NOTES PAYABLE

On February 20, 2007, pursuant to a note purchase agreement and indenture with Citadel Equity Fund Ltd. ("Citadel"), the Company issued to Citadel $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the "February Notes"). The terms of the February Notes indenture was subsequently amended on each of March 29, 2007 and April 24, 2007. The February Notes financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company had issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear an interest at 1% per annum. The net proceeds from the sales of the February Notes are and will be used for the Company’s working capital and acquisition plans.

Under the February Notes indenture, the February Notes are convertible by the holders thereof at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $18 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the February Notes are not converted before maturity, the February Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the February Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day variable weighted average price ("VWAP") during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $30.0 per share of common stock, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis (the "February Notes 2010 Mandatory Conversion"). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $35.0 per share of common stock (the "February Notes 2011 Mandatory Conversion Trigger") and the February Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the February Notes to convert all of the then-outstanding principal amount of the February Notes at the then applicable conversion price. If the February Notes 2011 Mandatory Conversion Trigger occurs and the February Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

14.

CONVERTIBLE NOTES PAYABLE - CONTINUED

On April 24, 2007, pursuant to another note purchase agreement with Citadel, the Company issued to Citadel $50,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the "April Notes"). The April Notes bear an interest at 1% per annum. All the net proceeds from the sales of the April Notes are and will be used for the Company's working capital and acquisition plan.

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

The February Notes and April Notes indentures, the notes purchase agreements and certain investor rights agreements between the Company and Citadel entered into in connection with the February Notes and April Notes financings contain various covenants that may limit the Company's discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the February Notes and the April Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock. As of June 30, 2008 and December 31, 2007, the Company has complied with all the required covenants.

The Company has accreted $4,363, $8,726, $3,812 and $4,975 for the three and six months ended June 30, 2008 and 2007 respectively of the additional redemption amount related to the February Notes and April Notes, which amount included in interest expense.

Approximately $176 of legal fees and other costs directly associated with the issuance of the February Notes and April Notes is recorded as deferred financing costs in the balance sheet at June 30, 2008 and December 31, 2007. The Company is amortizing these financing costs over the life of the February Notes and April Notes. During the three and six months ended June 30, 2008 and 2007, approximately $9, $18, $9 and $9 was amortized to interest expense, respectively.

15.

ISSUANCE OF COMMON STOCK AND WARRANTS

On July 6, 2006, the Company entered into a definitive securities purchase agreement with certain accredited investors relating to the private placement of units, consisting of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock.

Such securities purchase agreement was amended on each of July 30, 2006 and July 31, 2006 (as amended, the "Securities Purchase Agreement"). Closing thereunder occurred July 31, 2006. The purchase price of each unit was $3.50 and the exercise price for each whole warrant was set at $4.80. The warrants have a term of five years and include a cashless exercise feature which does not apply when there is an effective registration statement covering the shares underlying the warrants. In addition, the Company had granted a put right to all of the investors which would have allowed the investors to require the Company to repurchase all, but not less than all, of the securities issued pursuant to the Securities Purchase Agreement if the Company had failed to obtain the necessary governmental approvals to consummate the acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd. ("Cheng Feng") on or before December 31, 2006. As such governmental approvals were obtained before December 31, 2006, the put right has terminated.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

15.

ISSUANCE OF COMMON STOCK AND WARRANTS - CONTINUED

Pursuant to the Securities Purchase Agreement, the Company sold 4,634,592 units to certain accredited investors at $3.50 per unit for gross proceeds of $16,200.

Net proceeds to the Company from the sale of all of the units pursuant to the Securities Purchase Agreement were approximately $14,900, 57,776, 128,571 and 482,856 warrants were exercised at $4.80 per share during the three and six months ended June 30, 2008 and 2007, respectively.

In conjunction with execution of the Securities Purchase Agreement, the Company also executed a registration rights agreement under which it was obligated to file registration statements on Form S-4 and Form S-1, or any other available form, to register the shares and the shares underlying the warrants for resale, within 45 days and 55 days after the closing date, respectively. The Company was obligated to use its best efforts to cause the registration statement to be declared effective within 150 days of the closing date, and was liable for payment of penalties to the purchasers in the event the registration statement had not declared effective within the 150-day period. The Company filed the registration statements on Form S-4 and Form S-1 on October 3, 2006 and October 23, 2006 which were declared effective on November 13, 2006 and November 15, 2006, respectively.

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commission for their services in connection with the private placement. 97,326, and 324,421 of such warrants were exercised using the cashless exercise feature during the three and six months ended June 30, 2007.

A summary of the status of the Company’s warrants issued in 2006 as described above, and the changes during the three months ended June 30, 2008 and 2007, is presented below:

	2008		2007
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Prices	Shares	Prices
Outstanding at April 1	30,006	$4.80	835,912	$4.28
Granted	--	--	--	--
Exercised	--	--	(225,897)	(4.34)
Outstanding at June 30	30,006	4.80	610,015	4.23
Warrants exercisable at June 30	30,006	$4.80	610,015	$4.23

A summary of the status of the Company’s warrants issued in 2006 as described above, and the changes during the six months ended June 30, 2008 and 2007, is presented below:

	2008		2007
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Prices	Shares	Prices
Outstanding at January 1	87,782	$4.80	1,417,292	$4.40
Granted	--	--	--	--
Exercised	(57,776)	(4.80)	(807,277)	(4.50)
Outstanding at June 30	30,006	4.80	610,015	4.23
Warrants exercisable at June 30	30,006	$4.80	610,015	$4.23

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

16.

EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. As of June 30, 2008 and December 31, 2007, the shares issued vest over a four-year period, and at issue resulted in total deferred compensation of $51,401 and $43,698, respectively. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and six months ended June 30, 2008 and 2007, the Company has recognized $3,108, $6,066, $801 and $1,066 of compensation expense under the plan, respectively. As of June 30, and December 31, 2007, there was $41,177 and $39,539 of unrecognized compensation expense related to the nonvested restricted stock, respectively. This cost is expected to be recognized over a four-year period.

The following table summarizes the status of the Company’s nonvested restricted stock awards during the three months ended June 30, 2008 and 2007:

	Nonvested Restricted Stock and		Nonvested Restricted Stock and
	Stock Unit Awards		Stock Unit Awards
	2008		2007
		Weighted		Weighted
		Average Grant		Average Grant
Number of Shares		Date Fair Values	Number of Shares	Date Fair Values

Outstanding at April 1	2,225,216	$17.27	1,030,181	$10.63
Granted	317,501	16.10	40,300	12.91
Vested	(184,244)	(16.84)	(65,702)	(10.75)
Forfeited	(5,333)	(14.09)	(28,900)	(12.24)
Outstanding at June 30	2,353,140	$17.15	975,879	$10.67

The following table summarizes the status of the Company’s nonvested restricted stock awards during the six months ended June 30, 2008 and 2007:

	Nonvested Restricted Stock and		Nonvested Restricted Stock and
	Stock Unit Awards		Stock Unit Awards
	2008		2007
		Weighted		Weighted
		Average Grant		Average Grant
Number of Shares		Date Fair Values	Number of Shares	Date Fair Values

Outstanding at January 1	2,241,471	$17.39	--	$--
Granted	499,001	15.56	1,092,400	10.71
Vested	(359,487)	(16.85)	(87,621)	(10.66)
Forfeited	(27,845)	(12.37)	(28,900)	(12.24)
Outstanding at June 30	2,353,140	$17.15	975,879	$10.67

  CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

17.

CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has set up a new segment for distribution of security and safety products and realigned its management and segment reporting structure effective January 1, 2008. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following three segments:

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

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

Selected information in the new segment structure is presented in the following tables for the three and six months ended June 30, 2008 and 2007:

Revenues by segment for the three months ended June 30, 2008 and 2007 are as follows:

Revenues (1)	2008	2007

Installation Segment	$62,151	$39,362
Manufacturing Segment	20,363	12,763
Distribution Segment	10,226	--

	$92,740	$52,125

Revenues by segment for the six months ended June 30, 2008 and 2007 are as follows:

Revenues (1)	2008	2007

Installation Segment	$121,691	$73,393
Manufacturing Segment	28,491	17,183
Distribution Segment	14,335	--

	$164,517	$90,576

(1) Revenues by operating segments exclude intercompany transactions.

  CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

17.

CONSOLIDATED SEGMENT DATA - (CONTINUED)

Income by segment for the three months ended June 30, 2008 and 2007 are as follows:

Income from operations:	2008	2007

Installation Segment	$17,545	$8,947

Manufacturing Segment	2,165	2,124

Distribution Segment	(203)	--

Corporate and others (1)	(5,256)	(1,425)

Income from operations	14,251	9,646

Corporate other income	367	355

Corporate interest income	51	143
Corporate interest expense	(4,786)	(4,105)
Income before income taxes and minority interest	9,883	6,039
Minority interest in loss of consolidated subsidiaries	6	(7)
Income taxes	(2,153)	(1,767)
Net income	$7,736	$4,265

Income by segment for the six months ended June 30, 2008 and 2007 are as follows:

Income from operations:	2008	2007

Installation Segment	$32,519	$17,429

Manufacturing Segment	3,252	1,965

Distribution Segment	387	--

Corporate and others (1)	(10,772)	(3,290)

Income from operations	25,386	16,104

Corporate other income	687	974

Corporate interest income	106	225
Corporate interest expense	(9,649)	(5,424)
Income before income taxes and minority interest	16,530	11,879
Minority interest in loss of consolidated subsidiaries	31	2
Income taxes	(4,329)	(3,083)
Net income	$12,232	$8,798

(1) Includes non-cash compensation, professional fees and consultancy fees for the Company.

  CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

17.

CONSOLIDATED SEGMENT DATA - (CONTINUED)

Non-cash employee compensation by segment for the three months ended June 30, 2008 and 2007 are as follows:

Non cash employee compensation:	2008	2007

Installation Segment	$468	$380

Manufacturing Segment	620	210

Distribution Segment	345	--

Corporate and others	1,675	211

	$3,108	$801

Non-cash employee compensation by segment for the six months ended June 30, 2008 and 2007 are as follows:

Non cash employee compensation:	2008	2007

Installation Segment	$904	$503

Manufacturing Segment	1,178	281

Distribution Segment	692	--

Corporate and others	3,292	282

	$6,066	$1,066

Total assets by segment at June 30, 2008 and December 31, 2007 are as follows:

Total assets:	June 30,	December 31,
	2008	2007

Installation Segment	$203,355	$152,495

Manufacturing Segment	163,345	146,683

Distribution Segment	41,400	--

Corporate and others (1)	53,580	78,225

	$461,680	$377,403

(1) Includes deposit paid for acquisition of subsidiaries, properties and intangible assets.

  CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expressed in thousands of U.S. dollars

(Except for share and per share amounts)

17.

CONSOLIDATED SEGMENT DATA - (CONTINUED)

Depreciation and amortization by segment for the three months ended June 30, 2008 and 2007 are as follows:

Depreciation and amortization:	2008	2007

Installation Segment	$811	$429

Manufacturing Segment	1,079	641

Distribution Segment	403	--

Corporate and others	40	14

	$2,333	$1,084

Depreciation and amortization by segment for the six months ended June 30, 2008 and 2007 are as follows:

Depreciation and amortization:	2008	2007

Installation Segment	$1,678	$939

Manufacturing Segment	1,693	931

Distribution Segment	704	--

Corporate and others	158	20

	$4,233	$1,890

18.

SUBSEQUENT EVENTS

Acquisition of Shenzhen Jin Lin Technology Co., Ltd. (“Jin Lin”)

On July 7, 2008, the Company entered into an equity transfer agreement under which the Company agreed to pay RMB68,582 (approximately $10,000) in exchange for 100% ownership of Long Top Limited, consisting of RMB 40,000 (approximately $5,830) in cash and shares of the Company’s common stock valued at RMB28,582 (approximately $4,170). In July 2008, the Company paid RMB13,000 (approximately $1,900) of the cash portion of the purchase price, the remaining RMB27,000 (approximately $3,930) of the cash consideration will be paid upon Long Top Limited and Jin Lin’s achievement of certain financial thresholds. The number of shares of common stock issuable in satisfaction of the equity portion of the purchase price is 268,870, which will be issued in the third quarter of 2008.

Long Top Limited is a holding company, the only assets of which are 100% of the equity of Jin Lin. The results of operations of Jin Lin will be included in the Company’s consolidated financial statements beginning July 7, 2008.

Private placement transaction to certain non-U.S. investors

On July 23, 2008, the Company consummated a private placement transaction in which it issued 722,544 units to certain non-U.S. investors for an aggregate gross cash purchase price of $10,000 at per share price of $13.84. Each unit consists of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock. The exercise price for each whole warrant is $19.23. The warrants have a term of 3 years and include a cashless exercise feature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, our future operating results, our expectations regarding the market for security and surveillance products, our expectations regarding the continued growth of the security and surveillance market, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause our actual results to differ materially from those anticipated, expressed or implied in the forward-looking statements. These risks and uncertainties include, but not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities Exchange Commission (the “SEC”). The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references in this Form 10-Q to “CSR,” “we,” “us,” “our,” “our Company,” or “the Company” are to China Security & Surveillance Technology, Inc., a Delaware corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to

•

“Cheng Feng” are to Shanghai Cheng Feng Digital Technology Co. Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•

“Chuang Guan” are to Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd., a corporation incorporated in the People’s Republic of China;

•

“CSST HK” are to China Security & Surveillance Technology (HK) Ltd., a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

•

“CSST PRC” are to China Security & Surveillance Technology (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly owned subsidiary of the Company;

•

“DM” are to Beijing DM Security & Technology Co., Ltd., a corporation incorporated in the People’s Republic of China;

•

“Golden” are to Golden Group Corporation (Shenzhen) Limited, a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•

“Guanling” are to Beijing Aurine Divine Land Technology Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•

“HiEasy” are to HiEasy Electronic Technology Development Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•

“Hongtianzhi” are to Shenzhen Hongtianzhi Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•

“Jin Lin” are to Shenzhen Jin Lin Technology Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•

“Kit Grant” are to Kit Grant Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

•

“Longhorn” are to Shenzhen Longhorn Security Technology Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•

“Long Top” are to Long Top Limited,  a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

•

“Minking” are to Changzhou Minking Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•

“Tsingvision” are to Hangzhou Tsingvision Intelligence System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

•

“Safetech” are to China Safetech Holdings Limited, a British Virgin Islands corporation and a wholly owned subsidiary of the Company;

•

“Sharp Eagle” are to Sharp Eagle (HK) Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

•

“Sincere On” are to Sincere On Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

•

‘Stonesonic” are to Guangdong Stonesonic Digital Technique Co., Ltd., a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

•

“BVI” are to the British Virgin Islands;

•

“PRC” and “China” are to the People’s Republic of China;

•

“U.S. dollar,” “$” and “US$” are to United States dollars;

•

‘RMB” are to Yuan Renminbi of China;

•

‘Securities Act” are to Securities Act of 1933, as amended; and

•

“Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview of Our Business

China Security & Surveillance Technology, Inc. is a Delaware holding company whose China-based operating subsidiaries are primarily engaged in manufacturing, distributing, installing and servicing security and surveillance products and systems and developing security and surveillance related software in China. Our customers are mainly comprised of (i) commercial entities (including airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues); (ii) governmental entities (including customs agencies, courts, public security bureaus and prisons), and (iii) non-profit organizations (including schools, museums, sports arenas and libraries). These account for approximately 55%, 44% and 1% of our revenues for the three months ended June 30, 2008, respectively.

Our sales network covers most of China’s populated areas and we do not rely on any particular region for our business. Our subsidiaries collectively have more than 150 branch offices and distribution points.

In the second quarter of 2008, we acquired three companies that are engaged in the security and surveillance business in China: Stonesonic, Longhorn and Guanling.

 On April 2, 2008, we purchased 100% ownership of Kit Grant Limited which is a holding company that owns all the outstanding equity of Stonesonic. Stonesonic is a leading monitoring equipment solutions provider in China that has a broad array of large flat panel display equipment. Under the equity purchase agreement, we agreed to pay a total consideration of RMB227.0 million (approximately $32.3 million) in exchange for 100% ownership of Kit Grant Limited, consisting of RMB125 million (approximately $17.8 million) in cash and  953,918 shares of our common stock valued at RMB102.04 million (approximately $14.5 million). Please see our Current Report on Form 8-K filed on April 8, 2008 for more details.

On April 2, 2008, we acquired 100% ownership of Sincere On Limited which is a holding company that owns all the outstanding equity of Longhorn. Longhorn specializes in the manufacture and installation of security alarm systems in China. Under the equity purchase agreement, we agreed to pay a total consideration of RMB120.6 million (approximately $17.2 million) in exchange for 100% ownership of Sincere On Limited, consisting of RMB36.0 million (approximately $5.1 million) in cash and 790,502 shares of our common stock valued at RMB84.56 million (approximately $12.0 million).  Please see our Current Report on Form 8-K filed on April 8, 2008 for more details.

On April 21, 2008, we acquired 100% ownership of Sharp Eagle (HK) Limited which is a holding company that owns all the outstanding equity of Guanling. Guanling is the appointed sales agent of Panasonic, Axis Communications and Samsung in China, for closed-circuit surveillance systems, public broadcasting equipments and plasma TV.  Under the agreement, we agreed to pay a total consideration of RMB 39.1 million (approximately $5.6 million) in exchange for 100% ownership of Sharp Eagle, consisting of RMB 12.5 million (approximately $1.6 million) in cash and 206,661 shares of our common stock valued at RMB 26.6 million (approximately $3.9 million).  Please see our Current Report on Form 8-K filed on April 25, 2008 for more details.

Recent Developments

On July 7, 2008, we acquired 100% ownership of Long Top Limited which is the holding company that owns all the outstanding equity of Jin Lin.   Jin Lin is engaged in professional intelligent security monitoring systems and intelligent transportation system product development. Under the equity transfer agreement, we agreed to pay RMB68.6 million (approximately $10.0 million) in exchange for 100% ownership of Jin Lin, consisting of RMB 40.0 million (approximately $5.8 million) in cash and 268,870 shares of our common stock valued at RMB28.6 million (approximately $4.2 million). In July, 2008, the Company has paid RMB13.0 million (approximately $1.9 million) of the cash portion of the purchase price, the remaining RMB27.0 million (approximately $3.9 million) of the cash consideration will be paid upon Long Top and Jin Lin’s achievement of certain financial thresholds. The equity portion of the purchase price is expected to be issued in the third quarter of 2008. Please see our Current Report on Form 8-K filed on July 11, 2008 for more details.

On July 23, 2008, we consummated a private placement transaction in which it issued 722,544 units to certain non-U.S. investors for an aggregate gross cash purchase price of $10 million at per share price of $13.84.  Each unit consists of one share of our common stock and a warrant to purchase one-fifth of one share of common stock. The exercise price for each whole warrant is $19.23. The warrants have a term of 3 years and include a cashless exercise feature.

Reportable Operating Segments

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company has set up a new segment for distribution of security and safety products and realigned its management and segment reporting structure effective January 1, 2008. During 2008, we set up a new segment – Distribution Segment. The Company reports financial and operating information in the following three segments:

(a)  System installation: designs, sells, installs, services and monitors electronics security systems to residential, commercial, industrial and governmental customers (the “Installation Segment”);

(b)  Manufacturing of security and safety products: designs, manufactures and sells security and safety products, including intrusion security, access control and video management systems (the “Manufacturing Segment”); and

(c)  Distribution of security and safety products: sells security and safety products, including intrusion security, access control and video management systems (the “Distribution Segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others.”

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second fiscal quarter of 2008 and growth in our revenues and net income. The security and surveillance product market in China continued to expand in the second quarter of 2008 due, in part, to several programs and regulatory drivers initiated by the Chinese government, such as State Ordinance 458 and the Safe City program, which require many public places, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques, to install security systems. In addition, the economic development in China and the fact that the population in China in general is becoming relatively wealthier also contributed to increased demand for security and surveillance products within various industries and organizations, such as residential estates, factories and shopping centers. Our second fiscal quarter financial results also benefited from the consolidation of the three newly acquired companies, which contributed approximately $11.0 million revenues in aggregate, accounting for approximately 11.9% of the total revenues of the second fiscal quarter of 2008.

The following are some financial highlights for the second quarter of 2008:

•

Revenues: Revenues increased $40.61 million, or 77.9%, to $92.74 million for the second quarter of 2008, from $52.13 million for the same quarter of last year.

•

Gross margin: Gross margin was 32.8% for the second quarter of 2008, compared to 28.6% for the same period in 2007.

•

Income from operations: Income from operations increased $4.60 million, or 47.7%, to $14.25 million for the second quarter of 2008, from $9.65 million for the same period last year.

•

Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 15.4% for the second quarter of 2008, compared to 18.5% during the same period in 2007.

•

Net income: Net income increased $3.47 million, or 81.3%, to $7.74 million for the second quarter of 2008, from $4.27 million for the same period of last year.

•

Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 8.3% for the second quarter of 2008, compared to 8.2% for the same period in 2007.

•

Fully diluted net income per share: Fully diluted net income per share was $0.17 for the second quarter of 2008, as compared to $0.11 for the same period last year.

•

Non-cash items: Non-cash items included (i) the redemption accretion on convertible notes was $4.36 million for the second quarter of 2008, as compared to $3.82 million for the same period last year, (ii) depreciation and amortization was $2.33 million for the second quarter of 2008, as compared to $1.08 million for the same period last year, and (iii) non-cash employee compensation expense was $3.11 million for the second quarter of 2008, as compared to $0.80 million for the same period last year. Total non-cash items are $9.80 million for the second quarter of 2008, an increase of $4.10 million, or 71.9%, from $5.70 million for the same period last year.

Our net income for the three months ended June 30, 2008 and 2007 was $7.74 million and $4.27 million, respectively. Our net income for the six months ended June 30, 2008 and 2007 was $12.23 million and $8.80 million, respectively. Our net income was materially impacted by depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation recognized pursuant to SFAS 123 (R) and redemption accretion on convertible notes. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation and redemption accretion on convertible notes on our net income and net income per share. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash components during the three months ended June 30, 2008 and 2007.

 All amounts, other than for share and per share amounts, in millions of U.S. dollars

	Three Months Ended June 30,
Non-cash items	2008	2007	Increase (Decrease)
Depreciation and amortization	$2.13	$1.08	1.05
Depreciation and amortization (included in cost of goods sold)	0.20	--	0.20
Non-cash employee compensation	3.11	0.80	2.31
Redemption accretion on convertible notes	4.36	3.82	0.54
Total	$9.80	$5.70

Non-cash items per share - basic
Depreciation and amortization	$0.05	$0.03	0.02
Non-cash employee compensation	0.07	0.02	0.05
Redemption accretion on convertible notes	0.10	0.11	(0.01)
Total non-cash items per share - basic	$0.22	$0.16

Non-cash items per share - diluted
Depreciation and amortization	$0.05	$0.03	0.02
Non-cash employee compensation	0.07	0.02	0.05
Redemption accretion on convertible notes	0.10	0.10	--
Total non-cash items per share - diluted	$0.22	$0.15

Net income per share - basic	$0.18	$0.12
Net income per share - diluted	$0.17	$0.11

Weighted average number of shares outstanding
Basic	43,600,020	35,770,742
Diluted	44,927,620	38,831,023

The following table summarizes the Company’s non-cash components during the six months ended June 30, 2008 and 2007:

All amounts, other than for share and per share amounts, in millions of U.S. dollars

	Six Months Ended June 30,
Non-cash items	2008	2007	Increase
Depreciation and amortization	$3.95	$1.89	2.06
Depreciation and amortization (included in cost of goods sold)	0.29	--	0.29
Non-cash employee compensation	6.07	1.07	5.00
Redemption accretion on convertible notes	8.73	4.98	3.75
Total	$19.04	$7.94

Non-cash items per share - basic
Depreciation and amortization	$0.10	$0.06	0.04
Non-cash employee compensation	0.14	0.03	0.11
Redemption accretion on convertible notes	0.20	0.14	0.06
Total non-cash items per share - basic	$0.44	$0.23

Non-cash items per share - diluted
Depreciation and amortization	$0.10	$0.05	0.05
Non-cash employee compensation	0.13	0.03	0.10
Redemption accretion on convertible notes	0.20	0.14	0.06
Total non-cash items per share - diluted	$0.43	$0.22

Net income per share - basic	$0.28	$0.26
Net income per share - diluted	$0.28	$0.24

Weighted average number of shares outstanding
Basic	43,169,108	34,429,780
Diluted	43,853,283	36,492,123

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in millions of U.S. dollars and as a percentage of revenues.

All amounts, other than percentages, in millions of U.S. dollars

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
Revenues	$92.74	100.0%	$52.13	100.0%	$164.52	100.0%	$90.58	100.0%
Cost of goods sold (including depreciation and amortization for the three and six months ended June 30, 2008 and 2007 of $0.2, $0.29, $0 and $0)	(62.28)	67.2%	(37.23)	71.4%	(111.81)	68.0%	(65.57)	72.4%
Gross profit	30.46	32.8%	14.90	28.6%	52.71	32.0%	25.01	27.6%
Selling and marketing	(2.99)	3.2%	(0.86)	1.6%	(5.13)	3.1%	(1.46)	1.6%
General and administrative	(7.98)	8.6%	(2.51)	4.8%	(12.18)	7.4%	(4.49)	5.0%
Non-cash employee compensation	(3.11)	3.4%	(0.80)	1.5%	(6.07)	3.7%	(1.07)	1.2%
Depreciation and amortization	(2.13)	2.3%	(1.08)	2.1%	(3.95)	2.4%	(1.89)	2.1%
Income from operations	14.25	15.4%	9.65	18.5%	25.38	15.4%	16.10	17.8%
Other income	0.42	0.5%	0.49	0.9%	0.83	0.5%	1.21	1.3%
Interest expense, Cash	(0.42)	0.5%	(0.29)	0.6%	(0.92)	0.6%	(0.45)	0.5%
Redemption accretion on convertible notes	(4.36)	4.7%	(3.81)	7.3%	(8.73)	5.3%	(4.98)	5.5%
Income before income taxes	9.89	10.7%	6.04	11.6%	16.56	10.1%	11.88	13.1%
Income taxes	(2.15)	2.3%	(1.77)	3.4%	(4.33)	2.6%	(3.08)	3.4%
Net income	$7.74	8.3%	$4.27	8.2%	$12.23	7.4%	$8.80	9.7%

 Comparison of Three Months Ended June 30, 2008 and June 30, 2007

Revenues.

Our revenues are generated from system installations and manufacturing and distribution of security and safety products. During the three months ended June 30, 2008, we experienced solid growth in revenues. Revenues increased $40.61 million, or 77.9%, to $92.74 million for the three months ended June 30, 2008 from $52.13 million for the three months ended June 30, 2007. The increase in revenues was mainly attributable to growth in the security and surveillance market in China, the increased market demand for our products, our increased brand recognition and the acquisition of three companies in the second quarter of 2008. Our strategic efforts to increase our distribution channels during 2005 and 2006 and sufficient working capital from our recent fundraising activities also allowed us to successfully take advantage of the growth in market demand in the second quarter of 2008.

After Stonesonic, Longhorn and Guanling became our wholly owned subsidiaries in April 2008, we consolidated the financial results of these three companies beginning in the second quarter of 2008, which contributed $4.23 million, $3.26 million, and $3.49 million to our revenues in the second quarter of 2008. We consolidated the financial results of Hongtianzhi, HiEasy, Minking and Tsingvision from the second and third quarters of 2007 and Cheng Feng starting from the third quarter of 2006. Hongtianzhi, HiEasy, Minking and Tsingvision had revenues of $5.27 million, $2.80 million, $4.80 million and $0.37 million in the second quarter of 2008. As Cheng Feng’s acquisition has surpassed the one year anniversary, we have included these revenues in our organic growth since the fourth quarter of 2007. Cheng Feng had revenues of $6.73 million in the second quarter of 2008.

The following table shows the revenues recognized in the second quarter of 2008:

(In millions of U.S. dollars)

Revenues from the Installation Segment recognized from installation contracts signed before the first quarter of 2008	$25.1
Revenues from the Installation Segment recognized from installation contracts signed in the second quarter of 2008	$37.0
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed before the first quarter of 2008	$0.9
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in the second quarter of 2008	$19.5
Revenues from the Distribution Segment	$10.2
Total revenues recognized in the second quarter of 2008	$92.7
Revenues deferred	$1.1
Backlog of contracts for system installation and manufacturing of security and safety products signed before June 30, 2008 (1)	$42.2

(1) We have conservatively not included letters of intent, framework agreements and various other agreements in our backlog numbers as they are subject to final binding agreements to be entered into at later dates.

Our revenues are generated from three business segments: Installation Segment, Manufacturing Segment and Distribution Segment. The following table shows the different segments comprising our total revenues for the three months ended June 30, 2008 and 2007.

All amounts, except percentage of revenues, in millions of U.S. dollars

	Three months ended June 30,
Revenues	2008		2007
Installation Segment	$62.15	67.0%	$39.37	75.5%
Manufacturing Segment	20.36	22.0%	12.76	24.5%
Distribution Segment	10.23	11.0%	--	--
Total	$92.74	100.0%	$52.13	100.0%

For the three months ended June 30, 2008 and 2007, our Installation Segment generated revenues of $62.15 million and $39.37 million which represented 67.0% and 75.5% of our total revenues, respectively.  Such increase in revenues was mainly due to the following factors: First, demand for security and surveillance products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers; Second, the Chinese government initiated several programs and regulatory drivers during 2006, such as State Ordinance 458 and the “3111” program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems; Third, our strategic efforts to increase our distribution channels during 2007 and 2008 allowed us to successfully take advantage of the growth in market demand in the second quarter of 2008; Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market; Finally, our increased brand recognition in 2008 also contributed to the growth in sales revenue.

For the three months ended June 30, 2008 and 2007, our Manufacturing Segment generated revenues of $20.36 million and $12.76 million, representing 22% and 24.5% of our total revenues, respectively.  Such increase in revenues was mainly attributed to the acquisition of Stonesonic and Longhorn and organic growth in the Manufacturing Segment.

In the first quarter of 2008, we established a new segment – Distribution Segment, which generated revenues of $10.23 million, representing 11% of our total revenues for the three months ended June 30, 2008.

Management believes that revenues from the Installation Segment will continue to be the Company’s major revenue source in the next a few years. With the recent acquisitions of Stoneonic, Longhorn and Guanling and other planned acquisitions, management believes that the percentage of revenues from the Manufacturing Segment and the Distribution Segment will increase in the future.

Management expects growth in all three segments to remain strong in the remainder of 2008 due to (i) continued growth in the security and surveillance market both within the corporate and government sectors, (ii) better capitalization of the Company to fuel its growth, (iii) continued enhancement  of our branding and profiling in China, and (iv) an acquisition strategy intended to boost our market share and competitiveness.

Cost of goods sold

Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the second quarter of 2008 increased by 67.2% to $62.28 million, as compared to $37.23 million for the same period last year. The increase was mainly due to the reasons as described below.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $15.56 million, or 104.4%, to $30.46 million for the three months ended June 30, 2008, from $14.90 million for the same period last year. Gross margin for the three months ended June 30, 2008 was 32.8%, as compared to 28.6% for the same period of 2007.  The increase in our gross margin was primarily driven by the cost savings derived from the increase in economies of scale.

The following table shows the different segment components comprising our gross profit margin over the three months ended June 30, 2008 and 2007.

	Three months ended June 30,
Gross Margin	2008	2007
Installation Segment	34.0%	27.8%
Manufacturing Segment	35.0%	31.0%
Distribution Segment	21.6%	--
Total	32.8%	28.6%

For the three months ended June 30, 2008, gross margins of the Installation Segment and Manufacturing Segment were approximately 34.0% and 35.0%, respectively, compared to 27.8% and 31.0% for the same period last year. Gross margin of our newly established Distribution Segment was 21.6% in the second quarter of 2008. The gross margin of the Installation Segment increased because as the scale of our projects increased, our margin for those projects increased.  The increase in our gross margin of Manufacturing Segment was primarily driven by increased economies of scale. For the three months ended June 30, 2008, gross margin of the Distribution Segment was 21.6%.

Selling and marketing expenses

Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses increased $2.13 million, or 247.7%, to $2.99 million for the three months ended June 30, 2008 from $0.86 million for the same period in 2007. This dollar increase was primarily attributable to the consolidation of the financial results of Tsingvision, Stonesonic, Longhorn and Guanling which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 3.2% for the three months ended June 30, 2008 from 1.6% for the same period in 2007. The percentage increase was mainly due to the hiring of additional staff and increased cost in promotion of our products to new customers.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operation. Our general and administrative expenses increased $5.47 million, or 217.9%, to $7.98 million for the three months ended June 30, 2008 from $2.51 million for the same period in 2007. As a percentage of revenues, general and administrative expenses increased to 8.6% for the three months ended June 30, 2008 from 4.8% for the same period in 2007. The dollar and percentage increase was mainly due to the consolidation of the financial results of Stonesonic, Longhorn and Guanling, the hiring of additional staff, the increased costs in connection with improving our internal controls and professional expenses related to the costs of these newly acquired subsidiaries became part of a public reporting company.

Non-cash employee compensation

Effective February 7, 2007, our board of directors adopted our 2007 Equity Incentive Plan (the “Plan”). The Plan was subsequently amended and approved by the Company’s stockholders in February 2008. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of our common stock may be issued under the Plan. During the three months ended June 30, 2008, we granted an aggregate of 317,501 shares of restricted stock pursuant to the Plan to our employees and consultants. These shares will vest with respect to each of the employees and consultants over a period of four years.

Non-cash employee compensation for the three months ended June 30, 2008 increased to $3.11 million from $0.80 million for the same period in 2007, primarily because we granted more shares of restricted stock under the Plan in the second quarter of 2008.

Depreciation and amortization

Our depreciation and amortization costs increased $1.25 million, or 115.7%, to $2.33 million (including $0.20 million depreciation and amortization costs included under cost of goods sold) for the three months ended June 30, 2008 from $1.08 million for the same period in 2007. As a percentage of revenues, depreciation and amortization expenses increased to 2.5% for the three months ended June 30, 2008 from 2.1% for the same period in 2007. Such dollar and percentage increase was primarily due to the amortization of intangible assets from the acquisition of Tsingvision, Stonesonic, Longhorn, and Guanling and the establishment of exclusive cooperation relationship with DM.

Income from operations

Our income from operations increased $4.60 million, or 47.7%, to $14.25 million for the three months ended June 30, 2008 as compared to $9.65 million for the same period in 2007. As a percentage of revenues, income from operations decreased to 15.4% for the three months ended June 30, 2008 from 18.5% for the same period in 2007. Such percentage decrease was primarily due to the increase of our selling and marketing expenses, general and administrative expenses and non-cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the three months ended June 30, 2008 and 2007.

All amounts, except percentage of income from operations, in millions of U.S. dollars

	Three months ended June 30,
Income from operations	2008		2007
Installation Segment	$17.55	123.2%	$8.95	93.0%
Manufacturing Segment	2.17	15.2%	2.13	22.1%
Distribution Segment	(0.20)	-1.4%	--	--
Corporate and others	(5.27)	-37.0%	(1.43)	-15.1%
Total	$14.25	100.0%	$9.65	100.0%

Income from operations related to the Installation Segment increased 96.1%, or $8.60 million to $17.55 million for the three months ended June 30, 2008, compared to $8.95 million for the same period in 2007. Such increase was mainly due to higher demand of total one-stop-shop installations from customers. We finished more projects than we planned in the second quarter of 2008.

Income from operations related to the Manufacturing Segment increased 1.9%, or $0.04 million to $2.17 million for the three months ended June 30, 2008, compared to income from operations of $2.13 million for the same period in 2007.  Our acquisitions in the second quarters of 2007 and 2008 greatly increased our sales of manufactured products.  However,  during the three months ended June 30, 2008, our Manufacturing Segment hired additional staff to meet the anticipated growth of the Manufacturing Segment which largely offset the growth in revenues.  We expect that the Manufacturing Segment margin will continue to increase as we integrate the recently completed acquisitions which will allow us to further benefit from economies of scale.

Loss from operations related to our new Distribution Segment, which was still under development, was $0.2 million for the three months ended June 30, 2008.

Loss from operations related to the Corporate and others increased 268.5% or $3.84 million to $5.27 million for the three months ended June 30, 2008, compared to $1.43 million for the same period in 2007. Such increase was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company.

Other income

Our other income decreased $0.07 million, or 14.3% to $0.42 million for the three months ended June 30, 2008 from $0.49 million for the same period in 2007. As a percentage of revenues, other income decreased to 0.5% for the three months ended June 30, 2008 from 0.9% for the same period in 2007. Such percentage decrease was primarily because we did not receive any rental income from related parties in the second quarter of 2008.  Those rental properties were disposed of in 2007.

Interest expense (excluding redemption accretion on convertible notes)

During the second quarter of 2008, we had two bank loans from local Chinese banks outstanding and incurred a total interest expense of $0.42 million, as compared to $0.29 million for the same period in 2007. For the convertible notes, we paid $0.28 million interest during the three months ended June 30, 2008.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the three months ended June 30, 2008 was $4.36 million, as compared to $3.81 million for the same period in 2007. We raised $110 million from the issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be repaid if the convertible notes are converted into shares of our common stock before their respective maturities.

Income before taxes

Our income before taxes increased $3.85 million, or 63.7%, to $9.89 million for the three months ended June 30, 2008 from $6.04 million for the same period in 2007. As a percentage of revenues, income before taxes decreased to 10.7% from 11.6% for the same period in 2007. Such percentage decrease was primarily due to increased non-cash expenses, including the redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income during the three months ended June 30, 2008.

Our wholly owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

Before January 1, 2008, foreign invested enterprises (“FIEs”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiaries Golden and other high-technology subsidiaries, were subject to a reduced tax rate. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, beginning January 1, 2008, nearly all FIEs and other domestic businesses are subject to the new tax rate rather than benefiting from the foreign enterprise income tax and its associated preferential tax treatments.

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year 50% tax reduction” or “five-year exemption and five-year 50% tax reduction” under the original EIT Law, are allowed to continue their preference until these holidays expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, the organization's global income will be subject to PRC income tax of 25%.

Our subsidiary Golden is subject to an EIT rate of 15% for the fiscal year 2008. Our subsidiary Hongtianzhi is located in Shenzhen and its corporate tax rate is 7.5% because it receives a lower tax rate as a high-tech company. Our subsidiary Cheng Feng is subject to an EIT rate of 15% for fiscal year 2008 due to its software and status as a high technology company. HiEasy, Minking, Tsingvision, Stonesonic and Guanling are subject to an EIT rate of 25%. Longhorn is exempt from EIT in 2008.

Income taxes increased $0.38 million to $2.15 million for the three months ended June 30, 2008 from $1.77 million for the same period of 2007. We paid more taxes during the three months ended June 30, 2008 primarily because of the increased income before income taxes during that period.

Net income

Net income increased $3.47 million, or 81.3%, to $7.74 million for the three months ended June 30, 2008 from $4.27 million for the same period in 2007.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Revenue

During the six months ended June 30, 2008, we experienced solid growth in revenues. The following table shows the different segments comprising our total revenues for the six months ended June 30, 2008 and 2007.

All amounts, except percentage of revenues, in millions of U.S. dollars

	Six months ended June 30,
Revenues	2008		2007
Installation Segment	121.69	74.0%	73.39	81.0%
Manufacturing Segment	28.49	17.3%	17.19	19.0%
Distribution Segment	14.34	8.7%	--	--
Total	164.52	100.0%	90.58	100.0%

For the six months ended June 30, 2008 and 2007, our Installation Segment generated revenues of $121.69 million and $73.39 million which represented 74% and 81% of our total revenues, respectively. The increase in revenues was mainly due to the following factors: First, demand for security and surveillance products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers; Second, the Chinese government initiated several programs and regulatory drivers during 2006, such as State Ordinance 458 and the "3111" program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems; Third, our strategic efforts to increase our distribution channels during 2007 and 2008 allowed us to successfully take advantage of the growth in market demand in the first six months of 2008;  Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market; Finally, our increased brand recognition in 2007 also contributed to the growth in sales revenue.

For the six months ended June 30, 2008 and 2007, our Manufacturing Segment generated revenues of $28.49 million and $17.19 million, representing 17.3% and 19% of our total revenues, respectively.  The increase in revenues was mainly attributed to the acquisition of Stonesonic and Longhorn.

In the first six months of 2008, we established a new segment – our Distribution Segment, which generated revenues of $14.34 million, representing 8.7% of our total revenues for the six months ended June 30, 2008.

Cost of goods sold

Cost of goods sold for the six months ended June 30, 2008 increased by 70.5% to $111.81 million, as compared to $65.57 million for the same period last year. The increase was primarily due to the reasons as described below.

Gross profit and gross margin

Our gross profit increased $27.7 million, or 110.8%, to $52.71 million for the six months ended June 30, 2008, from $25.01 million for the same period last year. Gross margin for the six months ended June 30, 2008 was 32.0%, as compared to 27.6% for the same period of 2007. The increase in our gross margin was primarily driven by the change of product mix and increased economies of scale.

The following table shows the different segment components comprising our gross profit margin over the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
Gross Margin	2008	2007
Installation Segment	31.9%	27.4%
Manufacturing Segment	35.2%	28.8%
Distribution Segment	26.8%	--
Total	32.0%	27.6%

For the six months ended June 30, 2008, gross margins for the Installation Segment and Manufacturing Segment were approximately 31.9% and 35.2%, respectively, compared to 27.4% and 28.8% for the same period last year. Gross margin for our newly established Distribution Segment was 26.8% in the first six months of 2008. The gross margin for the Installation Segment increased because of the increase of the scale of our projects.  The increase in gross margin for the Manufacturing Segment was primarily driven by increased economies of scale. For the six months ended June 30, 2008, gross margin for Distribution Segment was 26.8%.

Selling and marketing expenses

Our selling and marketing expenses increased $3.67 million, or 251.4%, to $5.13 million for the six months ended June 30, 2008 from $1.46 million for the same period in 2007. This dollar increase was primarily attributable to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, Stonesonic, Longhorn and Guanling which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 3.1% for the six months ended June 30, 2008 from 1.6% for the same period in 2007. The percentage increase was mainly due to the hiring of additional staff and increased cost in promotion of our products to new customers.

General and administrative expenses

Our general and administrative expenses increased $7.69 million, or 171.3%, to $12.18 million for the six months ended June 30, 2008 from $4.49 million of the same period in 2007. As a percentage of revenues, general and administrative expenses increased to 7.4% for the six months ended June 30, 2008 from 5.0% for the same period in 2007. The dollar and percentage increase was mainly due to the consolidation of the financial results of Stonesonic, Longhorn and Guanling, the hiring of additional staff, the increased costs in connection with improving our internal controls and professional expenses related to the costs of the newly acquired subsidiaries became part of a public reporting company.

Non-cash employee compensation

During the six months ended June 30, 2008, we granted an aggregate of 499,001 shares of restricted stock pursuant to the Plan to our employees and consultants. These shares will vest with respect to each of the employees and consultants over a period of four years.

Non-cash employee compensation for the six months ended June 30, 2008 increased to $6.07 million from $1.07 million for the same period in 2007, primarily because we granted more shares of restricted stock under the Plan in the first six months of 2008.

Depreciation and amortization

Our depreciation and amortization costs increased $2.35 million, or 124.3%, to $4.24 million (including $0.29 million depreciation and amortization costs included under cost of goods sold) for the six months ended June 30, 2008 from $1.89 million for the same period in 2007. As a percentage of revenues, depreciation and amortization expenses increased to 2.6% for the six months ended June 30, 2008 from 2.1% for the same period in 2007. Such dollar and percentage increase was primarily due to the amortization of intangible assets from the acquisition of Tsingvision, Stonesonic, Longhorn, and Guanling and the establishment of exclusive cooperation relationship with DM. The amortization of intangible assets increased as a result of these acquisitions.

Income from operations

Our income from operations increased $9.28 million, or 57.6%, to $25.38 million for the six months ended June 30, 2008 as compared to $16.10 million for the same period in 2007. As a percentage of revenues, income from operations decreased to 15.4% for the six months ended June 30, 2008 from 17.8% for the same period in 2007. Such percentage decrease was primarily due to the increase of our selling and marketing expenses, general and administrative expenses and non-cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the six months ended June 30, 2008 and 2007.

All amounts, except percentage of income from operations, in millions of U.S. dollars

	Six months ended June 30,
Income from operations	2008		2007
Installation Segment	$32.52	128.2%	$17.43	108.3%
Manufacturing Segment	3.25	12.8%	1.96	12.1%
Distribution Segment	0.39	1.5%	--	0.0%
Corporate and others	(10.78)	-42.5%	(3.29)	-20.4%
Total	$25.38	100.0%	$16.10	100.0%

Income from operations related to the Installation Segment increased 86.6%, or $15.09 million to $32.52 million for the six months ended June 30, 2008, compared to $17.43 million for the same period in 2007. Such increase was mainly due to higher demand of total one-stop-shop installations from customers. We finished more projects than we planned in the first six months of 2008.

Income from operations related to the Manufacturing Segment increased 65.8%, or $1.29 million to $3.25 million for the six months ended June 30, 2008, compared to income from operations of $1.96 million for the same period in 2007. Such increase was mainly due to the acquisitions we made in the second and third quarter of 2007 and the acquisitions we made in the second quarter of 2008, which greatly increased our sales of manufactured products.

Income from operations related to our newly established Distribution Segment was $0.39 million for the six months ended June 30, 2008.

Loss from operations related to Corporate and others increased 227.7% or $10.78 million for the six months ended June 30, 2008, compared to $3.29 million for the same period in 2007. Such increase was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company.

Other income

Our other income decreased $0.38 million, or 31.4% to $0.83 million for the six months ended June 30, 2008 from $1.21 million for the same period in 2007. As a percentage of revenues, other income decreased to 0.5% for the six months ended June 30, 2008 from 1.3% for the same period in 2007. Such percentage decrease was primarily because we did not receive any rental income from related parties in the second quarter of 2008. Those rental properties were disposed of in 2007.

Interest expense (excluding redemption accretion on convertible notes)

We had three bank loans from local Chinese banks outstanding in the first quarter of 2008 and two loans outstanding in the second quarter of 2008, as a result, we incurred a total interest expense of $0.92 million, as compared to $0.45 million of the same period in 2007. For the convertible notes, we paid $0.55 million interest during the six months ended June 30, 2008.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the six months ended June 30, 2008 was $8.73 million, as compared to $4.98 million for the same period in 2007.

Income before taxes

Our income before taxes increased $4.68 million, or 39.4%, to $16.56 million for the six months ended June 30, 2008 from $11.88 million for the same period in 2007. As a percentage of revenues, income before taxes decreased to 10.1% from 13.1% for the same period in 2007. Such percentage decrease was primarily due to increased non-cash expenses, including the redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation as discussed above.

Income taxes

Our income taxes increased $1.25 million to $4.33 million for the six months ended June 30, 2008 from $3.08 million for the same period of 2007. We paid more taxes during the first six months of 2008 as a result of increased income during that period.

Net income

Net income increased $3.43 million, or 39.0%, to $12.23 million for the six months ended June 30, 2008 from $8.80 million for the same period in 2007. As a percentage of revenues, net income decreased to 7.4% for the six months ended June 30, 2008 from 9.7% for the same period in 2007. This percentage decrease was mainly due to the non-cash expenses such as redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

Liquidity and Capital Resources

General

As of June 30, 2008, we had cash and cash equivalents (including restricted cash) of $88.60 million. The following table sets forth a summary of our net cash flows for the periods indicated.

CASH FLOW

(All amounts in millions of U.S. dollars)

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$11.06	$(3.78)
Net cash used in investing activities	$(8.38)	$(52.41)
Net cash (used in) provided by financing activities	$(9.30)	$116.48
Effect of exchange rate changes on cash	$6.15	$0.51
Net cash (outflow) inflow	$(0.47)	$60.80

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2008 totaled $11.06 million as compared to $3.78 million net cash used in operating activities for the same period of 2007. The increase of net cash provided by operating activities in the six months ended June 30, 2008 was primarily due to decreases in inventories.

Investing Activities

Our main uses of cash for investing activities during the first six months of 2008 were deposits for the acquisition of subsidiaries and businesses and for property, plant and equipment.

Net cash used in investing activities for the six months ended June 30, 2008 was $8.38 million, which is a decrease of $44.03 million from net cash used in investing activities of $52.41 million in the same period of 2007. Such decrease was primarily due to decreased deposits for acquisitions of subsidiaries and proceeds from the disposal of land use rights and properties in 2008.

We closed the acquisition of Stonesonic and Longhorn on April 2, 2008. We also closed the acquisition of Guanling on April 21, 2008. In addition, we have signed letters of intent to acquire Shenzhen Alean Technology Development Co., Ltd., Shenzhen Coson Technology Limited, Zhuhai DIT Digital Co., Ltd., Shenzhen Skyrise Technology Limited and Shenzhen Jin Lin Technology Co., Ltd. Pursuant to the letters of intent, the cash consideration for these intended acquisitions is expected to total $22 million with additional consideration to be paid in equity. Consummation of these acquisitions is subject to customary closing conditions, including execution of definitive agreement and receipt of governmental approval. We expect to finance the cash portion of the purchase price with the net proceeds from our $50 million convertible notes financing that closed in April 2007. The number of our shares to be included in the equity portion of the purchase price for Stonesonic, Longhorn and Guanling acquisitions will be subject to the achievement of certain net income performance targets over a two-year period. The acquisitions of Stonesonic, Longhorn and Guanling are expected to be accretive to earnings upon closing and are expected to provide support to the Company's city-wide projects.

Financing Activities

Net cash used in financing activities in the six months ended June 30, 2008 totaled $9.30 million as compared to $116.48 million provided by financing activities in the same period of 2007. The net cash use in financing activities was mainly attributable to the repayment of bank loans in the first six months of 2008, whereas the net cash provided by financing activities in the six months ended June 30, 2007 was mainly attributable to proceeds from the two convertible notes received in February 2007 and in April 2007.

Loan Facilities

As of June 30, 2008, the amount, maturity date and duration of each of our bank loans were as follows:

All amounts in millions of U.S. dollars

Bank	Amount	Maturity Date	Duration

China Citic Bank	$4.37	November 2008	1 year

Shenzhen Ping An Bank	1.01	March 2009	3 years

Total	$5.38

In January 2008, we entered into a loan agreement with Shanghai Pudong Development Bank pursuant to which the Company borrowed RMB30 million (approximately $4.37 million) with an annual interest rate of 6.57%. The loan was due in July 2008 and the interest is payable at the end of each month. The bank was repaid in April 2008.

On October 3, 2006, we signed a banking facility agreement with China Construction Bank (“CCB”) under which CCB agreed to provide a new receivable-based facility to support our efforts in securing new contracts relating to the Safe City Project initiative, also known as "Plan 3111." This facility will provide three possible financing options: (1) the government takes a loan from CCB to finance the project; (2) we sell the accounts receivable to CCB, 85% of the total account receivables value will be paid by CCB to the Company and the remaining 15% will be collected by CCB from the government; from the 15% collected from the government, CCB will retain certain finance charges and pay the remainder over to Company; or (3) we take a loan from CCB to finance the project. As part of this agreement, we will make periodic deposits with CCB, which, depending upon the specific project, will provide a maximum factoring capacity of five to ten times the amount deposited. None of the facility has been drawn down as of the date of this Report.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above and in our Annual Report on Form 10-K filed on March 10, 2008, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2008:

All amounts in millions of U.S. dollars

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$111.01	$1.01	$--	$110.00	$-
Operating lease obligations	0.88	0.54	0.31	0.03	-
Total	$111.89	$1.55	$0.31	$110.03	$-

Recent Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The adoption of SFAS 161 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill. SFAS 141R also expands disclosure requirements for business combinations. The Company is currently evaluating the potential impact that the adoption of SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”) effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS 160 is not expected to have a material effect on the Company's consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2008, pursuant to an Equity Transfer Agreement with Aiqi Chen, the sole owner of Kit Grant, we agreed to issue 953,918 shares of our common stock to Ms. Chen as part of the total consideration for the acquisition of 100% of the equity interest of  Kit Grant. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

On April 2, 2008, pursuant to an Equity Transfer Agreement with Ms. Weilan Zhuang, the sole owner of Sincere On, we agreed to issue 790,502 shares of our common stock to Ms. Zhuang as part of the total consideration for the acquisition of 100% of the equity interest of Sincere On. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

On April 21, 2008, pursuant to an Equity Transfer Agreement with Ms. Weilan Zhuang, the sole owner of Sharp Eagle, we agreed to issue 206,661shares of our common stock to Ms. Zhuang as part of the total consideration for the acquisition of 100% of the equity interest of Sharp Eagle. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter ended June 30, 2008.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2008, the Company held an annual meeting at which a majority of the Company’s shareholders elected five directors and approved the ratification of GHP Horwath, P.C. as the Company's independent accountants for fiscal year 2008.

The following table sets forth the matters voted upon at the annual meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Guoshen Tu to the Company’s Board of Directors	28,345,204	614,172	0	0	0
Election of Terence Yap to the Company’s Board of Directors	28,344,165	615,211	0	0	0
Election of Peter Mak to the Company’s Board of Directors	28,653,285	306,091	0	0	0
Election of Runsen Li to the Company’s Board of Directors	28,654,630	304,746	0	0	0
Election of Robert Shiver to the Company’s Board of Directors	28,653,030	306,346	0	0	0
Approval of GHP Horwath, P.C. as the Company’s independent accountants for fiscal year 2008	28,949,080	0	6,101	4,195	0

Each of the above matters was approved by the stockholders at the annual meeting.

 ITEM 5. OTHER INFORMATION

N/A

 ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Form of Confirmation of Successful Subscription, dated July 23, 2008

10.2	Form of Subscription Application, dated July 23, 2008

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 4, 2008

China Security & Surveillance Technology, Inc.

By:	/s/ Guoshen Tu
Guoshen Tu
Principal Executive Officer

By:	/s/ Terence Yap
Terence Yap
Principal Financial Officer

 EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Confirmation of Successful Subscription, dated July 23, 2008

10.2	Form of Subscription Application, dated July 23, 2008

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.