Form 10-Q
period 2008-09-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2008-10-28
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 27, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	45,843,285

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☒

1

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,926	$89,071
Accounts receivable, net	131,928	63,206
Related party receivables	215	549
Inventories, net	85,719	40,606
Prepayments and deposits	7,175	3,225
Advances to suppliers	22,989	2,877
Other receivables	13,739	13,171
Tax refundable	--	92
Deferred tax assets - current portion	72	137
Total current assets	327,763	212,934

Deposits for acquisition of subsidiaries, properties and intangible assets	24,909	46,443
Property, plant and equipment, net	55,586	24,066
Land use rights, net	7,728	1,379
Intangible assets, net	56,923	39,800
Goodwill	86,435	52,369
Deferred financing cost	1,188	150
Deferred tax assets - non-current portion	252	262
TOTAL ASSETS	$560,784	$377,403

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)
(Continued)

	September 30,	December 31,
	2008	2007
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - short term	$8,213	$12,814
Obligation under product financing arrangements – short term	2,413	--
Accounts payable	51,469	21,864
Accrued expenses	6,411	5,108
Advances from customers	23,992	8,352
Taxes payable	2,801	4,153
Payable for acquisition of businesses, properties and land use rights	24,312	--
Deferred income	1,062	915
Total current liabilities	120,673	53,206

LONG-TERM LIABILITIES
Notes payable - long term	4,327	698
Obligation under product financing arrangements – long term	4,867	--
Convertible notes payable	137,791	123,701
Total liabilities	267,658	177,605

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	34	61

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 share issued and outstanding
Common stock, $0.0001 par value; 290,000,000 shares authorized	5	4
45,843,285 (September 30, 2008) and 42,506,150 (December
31, 2007) shares issued and outstanding
Additional paid-in capital	162,396	110,254
Retained earnings	98,182	76,802
Statutory reserves	804	804
Accumulated other comprehensive income	31,705	11,873
Total shareholders' equity	293,092	199,737
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$560,784	$377,403

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$119,289	$65,438	$283,806	$156,014
Cost of goods sold
(including depreciation and amortization for the three and nine months ended September 30, 2008 and 2007 of $230, $516, $0 and $0, respectively)	87,280	45,700	199,085	111,265
Gross profit	32,009	19,738	84,721	44,749

Selling and marketing	3,376	1,455	8,509	2,913
General and administrative
(including non-cash employee compensation for the three and nine months ended September 30, 2008 and 2007 of $3,596, $9,662, 989 and $2,055, respectively)	11,023	3,836	29,269	9,395
Depreciation and amortization	2,283	1,436	6,230	3,326
Income from operations	15,327	13,011	40,713	29,115
Rental income received from related party	--	124	--	380
Interest income	65	89	171	314
Interest expense	(5,949)	(4,768)	(15,598)	(10,192)
Gain on disposal of land use right and property	--	5,517	--	5,517
Other income, net	480	329	1,167	1,047
Income before income taxes and minority interest	9,923	14,302	26,453	26,181
Minority interest in (income) loss of consolidated subsidiaries	--	(19)	31	(17)
Income taxes	(775)	(2,587)	(5,104)	(5,670)
Net income	9,148	11,696	21,380	20,494
Foreign currency translation gain	4,402	2,185	19,832	4,747
Comprehensive income	$13,550	$13,881	$41,212	$25,241

Net income per share
Basic	$0.20	$0.30	$0.49	$0.57
Diluted	$0.20	$0.29	$0.48	$0.54
Weighted average number of shares
Basic	45,655,617	38,547,263	44,003,994	35,807,815
Diluted	46,151,827	40,512,247	44,615,552	37,772,753

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

					Accumulated	Statutory
	Common Stock		Additional		Other	Surplus
		Par	Paid-in	Retained	Comprehensive	Reserve
	Shares	Value	Capital	Earnings	Income	Fund	Total

BALANCE AT JANUARY 1, 2008	42,506,150	$4	$110,254	$76,802	$11,873	$804	$199,737
Warrants exercised for cash per Securities Purchase Agreement	57,776	-	277	-	-	-	277
Common stock issued under Equity Incentive Plan	499,001	-	9,662	-	-	-	9,662
Forfeiture of restricted stock under Equity Incentive Plan	(29,645)	-	-	-	-	-	-
Common stock issued for private placement	722,544	-	9,700	-	-	-	9,700
Common stock issued in connection with Exclusive Cooperation Agreement with Beijing DM Security & Technology Co., Ltd.	136,378	-	2,041	-	-	-	2,041
Common stock issued for acquisition of Guangdong Stonesonic Digital Technique Co., Ltd.	953,918	1	14,489	-	-	-	14,490
Common stock issued for acquisition of Shenzhen Longhorn Security Technology Co., Ltd.	790,502	-	12,030	-	-	-	12,030
Common stock issued for acquisition of Beijing Aurine Divine Land Technology Co., Ltd.	206,661	-	3,943	-	-	-	3,943
Foreign currency translation	-	-	-	-	19,832	-	19,832
Net income for the period	-	-	-	21,380	-	-	21,380

BALANCE AT SEPTEMBER 30, 2008	45,843,285	$5	$162,396	$98,182	$31,705	$804	$293,092

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,380	$20,494
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,746	3,326
Provision for bad debt	345	--
Amortization of consultancy services	101	91
Amortization of deferred financing cost	102	18
Non cash employee compensation	9,662	2,055
Gain on disposal of land use right and property	--	(5,517)
Redemption accretion on convertible notes	14,090	9,338
Deferred taxes	104	7
Minority interest	(31)	17

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(60,155)	(16,669)
Related party receivables	373	23
Inventories	(31,933)	(10,299)
Prepayments and deposits	(2,233)	1,074
Advances to suppliers	(18,779)	183
Other receivables	(2,723)	(3,369)

Increase (decrease) in:
Accounts payable and accrued expenses	21,153	2,640
Advances from customers	12,543	6,664
Tax payable	(1,375)	1,236
Deferred income	82	61
Net cash (used in) provided by operating activities	(30,548)	11,373

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)
(Continued)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,877)	(9,273)
Additions to intangible assets	(1,651)	(854)
Additions to land use rights	(5,101)	(587)
Deposits paid for acquisition of subsidiaries	(4,761)	(18,148)
Deposits refunded for acquisition of subsidiaries	11,898	--
Deposits paid for acquisition of properties and intangible assets	--	(22,040)
Net cash outflow for acquisition of subsidiaries (net of cash acquired from subsidiaries)	(6,013)	(36,378)
Proceeds from disposal of land use right and property	3,379	6,125
Net cash used in investing activities	(16,126)	(81,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to a director	--	(73)
Issue of common stock by cash warrants	277	--
Issuance of common stock, net of issuing expenses	9,700	2,654
New borrowings, net of issuing cost	11,534	117,812
Repayment of borrowings	(13,987)	(3,481)
New borrowings from obligation under product financing arrangements	6,705	--
Repayment of obligation under product financing arrangements	(566)	--
Net cash provided by financing activities	13,663	116,912

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9,866	1,677

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,145)	48,807

Cash and cash equivalents, beginning of period	89,071	30,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,926	$79,787

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)
(Continued)

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$1,347	$640
Income taxes paid	$9,054	$4,449

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

136,378 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $2,041 in the establishment of the exclusive cooperation agreement with Beijing DM Security & Technology Co., Ltd. ("DM") on January 18, 2008. (Note 11)

953,918 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $14,490 for the acquisition of Guangdong Stonesonic Digital Technique Co., Ltd. ("Stonesonic") on June 4, 2008. (Note 3)

790,502 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $12,030 for the acquisition of Shenzhen Longhorn Security Technology Co., Ltd. ("Longhorn") on June 4, 2008. (Note 3)

206,661 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $3,943 for the acquisition of Beijing Aurine Divine Land Technology Co., Ltd. ("Guanling") on June 4, 2008. (Note 3)

1,361,748 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $7,500 for the acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd. ("Cheng Feng") in the first quarter of 2007.

2,800,711 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $16,204 for the acquisition of Shenzhen Hongtianzhi Electronics Co., Ltd. ("Hongtianzhi") in the second quarter of 2007.

811,804 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $5,198 for the acquisition of HiEasy Electronic Technology Development Co, Ltd. ("HiEasy") in the second quarter of 2007.

459,000 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $6,533 for the acquisition of Hangzhou Tsingvision Intelligence System Co., Ltd. ("Tsingvision") in the third quarter of 2007.

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

1.

BASIS OF PRESENTATION

The accompanying financial statements, as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the "Company") without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2007, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 10, 2008. Amounts as of December 31, 2007 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, have been made. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivables due from any single customer exceeds 10% of total accounts receivable at September 30, 2008 and December 31, 2007.

(b)

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three and nine months ended September 30, 2008 and 2007.

As of September 30, 2008 and December 31, 2007, inventories held under the product financing arrangements were $6,705 and $0, respectively.

During the three and nine months ended September 30, 2008 and 2007, approximately 47%, 23%, 54% and 66%, of total inventory purchases were from our top five suppliers, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)

Accounting for Computer Software to Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over an estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

As of September 30, 2008 and December 31, 2007, unamortized computer software costs were $2,281 and $2,383, respectively. During the three and nine months ended September 30, 2008 and 2007, $126, $501, $311 and $374 of amortization expense was charged to income, respectively.

(d)

Revenue Recognition

The Company derives the bulk of its revenue from the supply and installation of security and surveillance equipment and the two deliverables do not meet the separation criteria under Emerging Issues Task Force (“EITF”) issue 00-21. 99% of the installation contract amount is recognized as revenue when installation is completed. The remaining 1% of the contract amount is deferred and amortized to income over the one-year warranty period.

Revenue from sales of security and surveillance video cameras, surveillance equipment and related products is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”). Revenues are recognized when the following criteria are met:

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

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue is recognized. As of September 30, 2008 and December 31, 2007, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)

Revenue Recognition – continued

The Company derives a portion of its revenue from one-year software upgrades. These services are typical postcontract service (“PCS”) arrangements according to AICPA Statement of Position (“SOP”) 97-2. Under SOP 97-2, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

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

(e)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 were $594, $940, $99 and $207, respectively.

(f)

Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three and nine months ended September 30, 2008 and 2007, the Company incurred approximately $133, $410, $160 and $363, respectively.

(g)

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses (included in selling and marketing expenses and general and administrative expenses) for the three and nine months ended September 30, 2008 and 2007 were $372, $838, $128 and $255, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)

Share-based Payments

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan (“Plan”), which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of revised SFAS No.123, “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company's stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and nine months ended September 30, 2008 and 2007, the Company has recognized $3,596, $9,662, $989 and $2,055 of compensation expense under the Plan, respectively. As of September 30, 2008 and December 31, 2007, there was $37,553 and $39,539 of unrecognized compensation expense related to the nonvested restricted stock, respectively. These expenses are expected to be recognized over a four-year period.

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

(j)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

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

As of September 30, 2008 and 2007, warrants were outstanding to acquire 174,515 and 450,016 shares of common stock, respectively. With respect to outstanding warrants, the dilutive impact on the weighted average number of shares was 20,251, 21,311, 344,121 and 326,965 for the three and nine months ended September 30, 2008 and 2007, respectively.

722,606 shares of common stock in connection with the acquisitions of Shenzhen Jin Lin Technology Co., Ltd (“Jin Lin”) and 100% of beneficial interest of Huge Long Limited (note 9) were not yet issued before September 30, 2008. The Company issued 1,951,081, shares of common stock in connection with the acquisitions of Stonesonic, Longhorn and Guanling during the nine months ended September 30, 2008 (note 3) and the exclusive cooperation agreement with DM (note 11). The impact of these shares has been included in the dilutive weighted average number of shares from the date of the closing of the acquisitions or the date the shares were issued.

The Company issued 5,506,626 shares of common stock in connection with the acquisition of Hongtianzhi, HiEasy, Changzhou Minking Electronics Co., Ltd., Tsingvision and the exclusive cooperation agreement with Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd. The impact of these shares has been included in the dilutive weighted average number of shares from the date of the closing of the acquisitions, through the earlier of September 30, 2007 or the date the shares were issued.

Approximately 5,452,000 shares of common stock underlying convertible notes were not included in the dilutive calculation for the three months and nine months ended September 30, 2008 and 2007, as the effect would be anti-dilutive.

(l)

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP 142-3 on the financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)

Recently Issued Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161") effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company is currently evaluating the impact of adopting SFAS 161 on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill. SFAS 141R also expands disclosure requirements for business combinations. The Company is currently evaluating the impact of adopting SFAS 141 on the financial statements.

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

3.

BUSINESS ACQUISITIONS

In the second and third quarters of 2008, the Company acquired four companies that are engaged in the security and surveillance business in China: Stonesonic, Longhorn, Guanling and Jin Lin.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS (CONTINUED)

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Kit Grant Limited under which the Company agreed to pay a total consideration of RMB227,038 (approximately $32,299) in exchange for 100% ownership of Kit Grant Limited, consisting of RMB125,000 (approximately $17,809) in cash and 953,918 shares of the Company’s common stock valued at RMB102,038 (approximately $14,490). $11,205 of the cash portion of the purchase price was paid as a deposit in the first quarter of 2008. The balance of the cash portion of the purchase price is expected to be paid before December 2008.  The Company issued 953,918 shares of the Company’s common stock to the shareholder of Kit Grant Limited and her designees in June 2008. Kit Grant Limited is a holding company with no assets other than 100% of the equity interest of Stonesonic.  The acquisition was financed with proceeds from the Company's February Notes and April Notes (as defined in note 15).

The operational control of Stonesonic passed to the Company effective April 2, 2008. The results of Stonesonic’s operations from April 2, 2008 through September 30, 2008 are included in the Company's Consolidated Statements of Income and Comprehensive Income.

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Sincere On Limited under which the Company agreed to pay a total consideration of RMB120,558 (approximately $17,151) in exchange for 100% ownership of Sincere On Limited, consisting of RMB36,000 (approximately $5,121) in cash and 790,502 shares of the Company’s common stock valued at RMB84,558 (approximately $12,030). RMB36,000 (approximately $5,121) of the cash portion of the purchase price was paid before the execution of the equity transfer agreement.  The Company issued 790,502 shares of the Company’s common stock to the shareholder of Sincere On Limited and her designees in June 2008. Sincere On Limited is a holding company with no assets other than 100% of the equity interest of Longhorn.  The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as defined in note 15).

The operational control of Longhorn passed to the Company effective April 2, 2008. The results of Longhorn's operations from April 2, 2008 through September 30, 2008 are included in the Company's Consolidated Statements of Income and Comprehensive Income.

On April 21, 2008, the Company entered into an equity transfer agreement with the shareholder of Sharp Eagle (HK) Limited under which the Company agreed to pay a total consideration of RMB39,110 (approximately $5,587) in exchange for 100% ownership of Sharp Eagle (HK) Limited, consisting of RMB12,500 (approximately $1,644) in cash and 206,661 shares of the Company’s common stock valued at RMB26,610 (approximately $3,943). RMB12,500 (approximately $1,644) of the purchase price was paid as a deposit in January 2008.  The Company issued 206,661 shares of its common stock to the shareholder of Sharp Eagle (HK) Limited and her designees in June 2008. Sharp Eagle (HK) Limited is a holding company with no assets other than 100% of the equity interest of Guanling.  The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as defined in note 15).

The operational control of Guanling passed to the Company effective April 21, 2008. The results of Guanling’s operations from April 21, 2008 through September 30, 2008 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

On July 7, 2008, the Company entered into an equity transfer agreement with the shareholder of Long Top Limited under which the Company agreed to pay total consideration of RMB68,582 (approximately $10,000) in exchange for 100% ownership of Long Top Limited, consisting of RMB40,000 (approximately $5,832) in cash and shares of the Company’s common stock valued at RMB28,582 (approximately $4,168). RMB13,000 (approximately $1,896) of the purchase price was paid as a deposit in April 2008. The balance of the cash portion of the purchase price, RMB 27,000 (approximately $3,936), will be paid upon Long Top Limited and Jin Lin’s achievement of certain financial thresholds.  The Company will issue 268,870 shares of its common stock to the shareholders of Long Top Limited in the fourth quarter of 2008. Long Top Limited is a holding company with no assets other than 100% of the equity interest of Jin Lin. The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as defined in Note 15).

The operational control of Jin Lin passed to the Company effective July 7, 2008. The results of Jin Lin’s operations from July 7, 2008 through September 30, 2008 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS (CONTINUED)

The following represents the purchase price allocation at the dates of the acquisitions of Stonesonic, Longhorn, Guanling and Jin Lin based on the valuation reports which were prepared by a third party appraisal firm:

	Stonesonic	Longhorn	Guanling	Jin Lin	Total
Cash and cash equivalents	$1,623	$1,660	$638	$328	$4,249
Other current assets	6,994	2,545	3,652	3,064	16,255
Property, plant and equipment	3,540	978	79	236	4,833
Other assets	1,132	--	--	--	1,132
Intangible assets	5,947	4,990	690	3,891	15,518
Goodwill	17,432	8,415	4,123	4,085	34,055
Current liabilities	(3,678)	(1,437)	(3,595)	(1,604)	(10,314)
Long-term liabilities	(691)	--	--	--	(691)
Total purchase price	$32,299	$17,151	$5,587	$10,000	$65,037

The following tables show supplemental information of the results of operations on a pro forma basis for the three and nine months ended September 30, 2008 and 2007 as if the acquisitions of Stonesonic, Longhorn, Guanling and Jin Lin had been completed at the beginning of the respective periods of 2008 and 2007:

For the three months ended September 30, 2008 (Unaudited)

	Historical
		Stonesonic,
		Longhorn,
		Guanling	Pro Forma
	CSST	and Jin Lin	Adjustments	Pro Forma

Revenues	$119,289	$--	--	$119,289

Income from operations	$15,327	$(24)	$--	$15,303

Net income	$9,148	$(24)	$--	$9,124

Net income per share
Basic	$0.20			$0.20
Diluted	$0.20			$0.20

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS (CONTINUED)

For the three months ended September 30, 2007 (Unaudited)

	Historical
		Stonesonic,
		Longhorn,
		Guanling,	Pro Forma
	CSST	and Jin Lin	Adjustments	Pro Forma

Revenues	$65,438	$8,748		$74,186

Income from operations	$13,011	$1,343	$(366)	$13,988

Net income	$11,696	$1,395	$(366)	$12,725

Net income per share
Basic	$0.30			$0.31
Diluted	$0.29			$0.30

For the nine months ended September 30, 2008 (Unaudited)

	Historical
		Stonesonic,
		Longhorn,
		Guanling,	Pro Forma
	CSST	and Jin Lin	Adjustments	Pro Forma

Revenues	$283,806	$9,333		$293,139

Income from operations	$40,713	$821	$(453)	$41,081

Net income	$21,380	$651	$(453)	$21,578

Net income per share
Basic	$0.49			$0.48
Diluted	$0.48			$0.47

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS (CONTINUED)

For the nine months ended September 30, 2007 (Unaudited)

	Historical
		Stonesonic,
		Longhorn,
		Guanling,	Pro Forma
	CSST	and Jin Lin	Adjustments	Pro Forma

Revenues	$156,014	$17,991		$174,005

Income from operations	$29,115	$2,721	$(1,098)	$30,738

Net income	$20,494	$2,501	$(1,098)	$21,897

Net income per share
Basic	$0.57			$0.58
Diluted	$0.54			$0.55

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisitions of Stonesonic, Longhorn, Guanling and Jin Lin.

4.

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

Accounts receivable	$132,937	$63,494
Less: allowance for doubtful accounts	(1,009)	(288)
Accounts receivable, net	$131,928	$63,206

5.

RELATED PARTY RECEIVABLES

The Company had receivables from several companies whose directors and shareholders are common with the Company. All receivables arise from the rental of real estate properties. The receivables are classified as related party receivables on the balance sheets. The balances as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

Related party receivables	$215	$549
Less: allowance for doubtful accounts	-	-
Related party receivables, net	$215	$549

The Company has leased offices to three related parties since January 1, 2004. The leases expired on December 31, 2007. The rental income was $124 and $380 for the three and nine months ended September 30, 2007, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

6.

INVENTORIES

Inventories consist of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Raw materials	$16,206	$9,386
Work in progress	5,052	2,182
Finished goods	49,406	9,761
Installations in process	16,038	19,830
Total	86,702	41,159
Less: allowance for obsolete inventories	(983)	(553)
Inventories, net	$85,719	$40,606

7.

PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Current portion	$7,175	$3,225

Non current portion
- Deposits paid for acquisition of subsidiaries	5,085	22,545
- Deposits paid for acquisition of properties and intangible assets	19,824	23,898
	$24,909	$46,443

The deposits paid for acquisition of subsidiaries, properties and intangible assets are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

8.

ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $22,989 and $2,877 as of September 30, 2008 and December 31, 2007, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

9.

PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2008 and December 31, 2007, property, plant and equipment, at cost, consist of

	September 30,	December 31,
	2008	2007

Buildings	$41,509	$17,564
Leasehold improvements	1,876	1,029
Plant and equipment	6,074	3,158
Electronic equipment	8,455	2,444
Motor vehicles	4,310	3,113
	62,224	27,308
Less: accumulated depreciation	(6,638)	(3,242)
Property, plant and equipment, net	$55,586	$24,066

On August 6, 2008, the Company entered into an equity transfer agreement with the shareholder of Huge Long Limited under which the Company will acquire all issued and outstanding shares of capital stock of Huge Long Limited through a series of transactions. The Company acquired 100% beneficial interest (but not record ownership) of all issued and outstanding capital stock of Huge Long Limited on August 6, 2008 (the “First Closing”) and will acquire the legal title and record ownership of all issued and outstanding shares of capital stock of Huge Long Limited on or before December 31, 2009 (the “Second Closing”).  Huge Long Limited has entered into an equity transfer agreement to acquire Shenzhen Wangdaiheng Industry Limited (“WDH”) which will close on or before December 31, 2009. The Second Closing is conditioned upon the acquisition by Huge Long Limited of the legal title of WDH. WDH owns a parcel of land (No. A524-0013) located at the south of Ban Gong Chang Road, Guangming Street, Bao’an District, Shenzhen (the “Industry Park”). The Company was granted an exclusive right to use the Industry Park at the First Closing.

The Company agreed to pay a total consideration of RMB145,812 (approximately $21,279) in exchange for the 100% beneficial interest of Huge Long Limited, consisting of RMB102,000 (approximately $14,885) in cash and 453,736 shares of the Company’s common stock valued at RMB43,812 (approximately $6,394). The Company’s total costs for acquiring the land use rights and properties were $4,382 and  $16,897 respectively. RMB80,000 (approximately $11,675) of the purchase price was paid as a deposit in 2007 and January 2008. The balance of the cash portion of the purchase price, RMB 22,000 (approximately $3,210), will be paid at the Second Closing.  The equity portion of the purchase price 453,736 shares will be issued in the fourth quarter of 2008. The acquisition was and will be financed with proceeds from the Company’s February Notes and April Notes (as defined in Note 15).

Depreciation expense for the three and nine months ended September 30, 2008 and 2007 was $745, $2,265, $315 and $720, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

10.

LAND USE RIGHTS

Land use rights consist of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Cost of land use rights	$8,390	$1,428
Less: Accumulated amortization	(662)	(49)
Land use rights, net	$7,728	$1,379

Amortization expense for the three and nine months ended September 30, 2008 and 2007 was $22, $43, $12 and $32, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 (for the remaining 3 months)	$43
2009	171
2010	171
2011	171
2012	171
2013	171
Thereafter	6,830
Total	$7,728

The Company disposed of certain land use rights and properties for a total consideration of RMB119,000 (approximately $16,119) in December 2007. The remaining proceeds of RMB24,000 (approximately $3,379) were received in January 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.

INTANGIBLE ASSETS

As of September 30, 2008 and December 31, 2007, intangible assets, at cost, consist of

	September 30,	December 31,
	2008	2007

Trademarks (life of 11 to 25 years)	$16,508	$12,081
Exclusive cooperation agreement (life of 20 years)	13,632	8,834
Customer base (life of 5 to 10 years)	8,587	7,225
Patents (life of 10 years)	4,540	4,532
Technical know-how (life of 9 to 10 years)	15,173	5,347
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	6,010	4,468
Surveillance recording system (life of 5 years)	500	500
	66,663	44,700
Less: accumulated amortization	(9,740)	(4,900)
Intangible assets, net	$56,923	$39,800

On January 18, 2008, the Company entered into an exclusive cooperation agreement with DM, which is engaged in the business of designing, developing and selling security and surveillance products, pursuant to which the parties have agreed, among other things, that the Company’s subsidiary, China Security & Surveillance Technology (PRC) Inc. (“CSST PRC”) will provide various items to DM, including training services, provision of technology licenses, equipment, consultations, workforces and other related services. DM will subcontract all its work to CSST PRC or its designees to the extent permitted by the local laws and regulations at no less than 80% of the face value of the contract. DM has agreed to add CSST PRC’s name to its marketing materials and its marketing and business development activities will be conducted either in the name of both DM and CSST PRC or through a joint venture established by the parties. The valuation of the agreement was determined by an independent appraisal firm. The Company did not acquire any of the assets or liabilities of DM, and the entire purchase price was allocated to an intangible asset, consisting of an exclusive cooperation relationship. The Company’s total cost for entry into the exclusive cooperation agreement amounted to $4,798, after taking into account certain discounts of the shares issued to DM due to the fact that the issued shares are restricted shares. 136,378 restricted shares were issued in January 2008.

The Company acquired Stonesonic, Longhorn, Guanling, and Jin Lin during the second and third quarter of 2008. The valuations and allocation of the intangible assets were determined by a third party appraisal firm.

The amortization expense for the three and nine months ended September 30, 2008 and 2007 was $1,746, $4,438, $1,109 and $2,574, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2008 (for the remaining 3 months)	$1,719
2009	7,673
2010	6,771
2011	5,219
2012	4,430
2013	3,984
Thereafter	27,127
Total	$56,923

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
 (Except for share and per share amounts)

12.

NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Bank loans	$12,540	$13,512
Less: current portion	(8,213)	(12,814)
Long-term portion	$4,327	$698

On August 28, 2008, the Company entered into a long term loan agreement with China Construction Bank. As of September 30, 2008, the liability relating to this loan was RMB49,500 (approximately $7,260), consisting of a 2-year loan payable to the bank. This loan matures on August 27, 2010 with an annual interest rate equal to 105% of the one to three years benchmark lending rate (7.37% as of September 30, 2008) of The People’s Bank of China. The interest rate is changed based on the change of one to three years benchmark lending rate quarterly, and the interest is payable at the 20th of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations.

On November 15, 2007, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB30,000 (approximately $4,400) with an annual interest rate of 7.29%. The loan is due in November 2008, and the interest is payable at the end of each month. The loan agreement requires the Company to use the loan proceeds only for the Company's operations. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company.

The long term note payable is from Shenzhen Ping An Bank. As of September 30, 2008 and December 31, 2007, the liability relating to this loan was RMB 6,000 (approximately $880) and RMB8,700 (approximately $1,290), respectively, consisting of a 3-year loan payable to the bank. This loan was entered into on January 17, 2006 and matures on March 3, 2009, with an annual interest rate of 6.435%. The loan agreement requires the Company to use the loan proceeds only for the construction of the Company’s factory. The loan is collateralized by the personal assets of the CEO of one of the Company's subsidiaries.

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13.

OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

The following is a summary of the Company’s obligations under product financing arrangements as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Obligation under finance leases	$7,280	$--
Less: current portion	(2,413)	--
Long-term portion	$4,867	$--

Estimated repayments for the next five years and thereafter are as follows:

2008 (for the remaining 3 months)	$768
2009	3,073
2010	3,073
2011	1,536
Total	8,450
Less: amount representing interest	(1,170)

Net	$7,280

In July 2008, the Company entered into finance lease agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10% on inventory financings. The Company borrowed RMB53,492 (approximately $7,845). The loans expire in July 2011, and payments are due at the end of each quarter.

The Company paid $202 during the three and nine months ended September 30, 2008, which is included in interest expense.

Approximately RMB7,772 (approximately $1,140) of other costs directly associated with the finance lease agreements is recorded as deferred financing costs in the balance sheet at September 30, 2008. The Company is amortizing these financing costs over the life of the obligation. The amortization is recorded as interest expense, which was $75 for the three and nine months ended September 30, 2008.

14.

DEFERRED INCOME

Deferred income balances as of September 30, 2008 and December 31, 2007 were $1,062 and $915, respectively, and represented amounts invoiced but deferred as revenues as an estimated warranty reserve.

15.

CONVERTIBLE NOTES PAYABLE

On February 20, 2007, pursuant to a notes purchase agreement and indenture with Citadel Equity Fund Ltd. ("Citadel"), the Company issued to Citadel $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the "February Notes"). The terms of the February Notes indenture was subsequently amended on each of March 29, 2007 and April 24, 2007. The February Notes financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company had issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear annual interest of 1%. All the net proceeds from the sale of the February Notes are and will be used for the Company’s working capital and acquisition plan.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.

CONVERTIBLE NOTES PAYABLE (CONTINUED)

Under the February Notes indenture, the February Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $18 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the February Notes are not converted before maturity, the February Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the February Notes then outstanding plus an additional amount of 15% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day variable weighted average price ("VWAP") during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $30 per share of common stock, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis (the "February Notes 2010 Mandatory Conversion"). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $35 per share of common stock (the "February Notes 2011 Mandatory Conversion Trigger") and the February Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the February Notes to convert all of the then-outstanding principal amount of the February Notes at the then applicable conversion price. If the February Notes 2011 Mandatory Conversion Trigger occurs and the February Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis.

On April 24, 2007, pursuant to another notes purchase agreement with Citadel, the Company issued to Citadel $50,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the "April Notes"). The April Notes bear annual interest of 1%. All the net proceeds from the sales of the April Notes are and will be used for the Company’s working capital and acquisition plan.

Under the April Notes indenture, the April Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $23.60 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the April Notes are not converted before maturity, the April Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the April Notes then outstanding plus an additional amount of 15% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day VWAP during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $40 per share of common stock, the Company shall, within one trading day, force holders of the April Notes to convert 50% of the then-outstanding principal amount of the April Notes at the then applicable conversion rate on a pro rata basis (the "April Notes 2010 Mandatory Conversion"). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $45 per share of common stock (the "April Notes 2011 Mandatory Conversion Trigger") and the April Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the April Notes to convert all of the then-outstanding principal amount of the April Notes at the then applicable conversion price. If the April Notes 2011 Mandatory Conversion Trigger occurs and the April Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the April Notes to convert 50% of the then-outstanding principal amount of the April Notes at the then applicable conversion rate on a pro rata basis.

The February Notes and April Notes indentures, the notes purchase agreements and certain investor rights agreements between the Company and Citadel entered into in connection with the February Notes and April Notes financings contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the February Notes and the April Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock. As of September 30, 2008 and December 31, 2007, the Company has complied with all the required covenants.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.

CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company has accreted $5,364, $14,090, $4,363 and $9,338 for the three and nine months ended September 2008 and 2007 of the additional redemption amount related to the February Notes and April Notes, which is included in interest expense.

Approximately $176 of legal fees and other costs directly associated with the issuance of the February Notes and April Notes is recorded as deferred financing costs in the balance sheet at September 30, 2008 and December 31, 2007. The Company has amortized these financing costs over the life of the February Notes and April Notes. The interest expense for the three and nine months ended September 30, 2008 and 2007 was $9, $27, $9 and $18, respectively.

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

Net proceeds to the Company from the sale of all of the units pursuant to such securities purchase agreement were approximately $14,900. 0, 57,776, 69,999 and 552,855 warrants were exercised at $4.80 per share during the three and nine months ended September 30, 2008 and 2007, respectively.

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

16.

ISSUANCE OF COMMON STOCK AND WARRANTS (CONTINUED)

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commission for their services in connection with the private placement. 0 and 324,421 of such warrants were exercised using the cashless exercise feature during the three and nine months ended September 30, 2007.

On July 23, 2008, the Company consummated a private placement transaction in which it issued 722,544 units to certain non-U.S. investors for an aggregate gross cash purchase price of $10,000 at a per unit price of $13.84. Net proceeds to the Company from this private placement were approximately $9,700. Each Unit consists of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock. The Company issued warrants to purchase 144,509 shares of its common stock with an exercise price of $19.23. The warrants have a term of 3 years and include a cashless exercise feature. No warrants were exercised using the cashless exercise feature during the three and nine months ended September 30, 2008.

A summary of the status of the Company’s warrants issued in 2008 and 2006 as described above, and the changes during the three months ended September 30, 2008 and 2007, is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Prices	Shares	Prices
Outstanding at July 1	30,006	$4.80	610,015	$4.23
Granted	144,509	19.23	--	--
Exercised	--	--	(159,999)	(3.79)
Outstanding at September 30	174,515	16.75	450,016	4.39
Warrants exercisable at September 30	174,515	$16.75	450,016	$4.39

A summary of the status of the Company’s warrants issued in 2008 and 2006 as described above, and the changes during the nine months ended September 30, 2008 and 2007, is presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Prices	Shares	Prices
Outstanding at January 1	87,782	$4.80	1,417,292	$4.40
Granted	144,509	19.23	-	-
Exercised	(57,776)	(4.80)	(967,276)	(4.38)
Outstanding at September 30	174,515	16.75	450,016	4.39
Warrants exercisable at September 30	174,515	$16.75	450,016	$4.39

  CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17.

EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. As of September 30, 2008 and December 31, 2007, the shares issued vest over a four-year period, and at issue resulted in total deferred compensation of $51,374 and $43,971, respectively. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and nine months ended September 30, 2008 and 2007, the Company has recognized $3,596, $9,662, $989 and $2,055 of compensation expense under the plan, respectively. As of September 30, 2008 and December 31, 2007, there was $37,553 and $39,539 of unrecognized compensation expense related to the nonvested restricted stock, respectively. This cost is expected to be recognized over a four-year period.

The following table summarizes the status of the Company’s nonvested restricted stock awards during the three months ended September 30, 2008 and 2007:

	Nonvested Restricted Stock and		Nonvested Restricted Stock and
	Stock Unit Awards		Stock Unit Awards
	2008		2007
		Weighted		Weighted
		Average Grant		Average Grant
Number of Shares		Date Fair Values	Number of Shares	Date Fair Values

Outstanding at July 1	2,353,140	$17.65	975,879	$10.67
Granted	--	--	720,176	21.56
Vested	(215,590)	(17.04)	(76,613)	(13.29)
Forfeited	(1,800)	(15.14)	(22,900)	(12.50)
Outstanding at September 30	2,135,750	$17.60	1,596,542	$15.43

The following table summarizes the status of the Company’s nonvested restricted stock awards during the nine months ended September 30, 2008 and 2007:

	Nonvested Restricted Stock and		Nonvested Restricted Stock and
	Stock Unit Awards		Stock Unit Awards
	2008		2007
		Weighted		Weighted
		Average Grant		Average Grant
Number of Shares		Date Fair Values	Number of Shares	Date Fair Values

Outstanding at January 1	2,241,471	$17.39	--	$--
Granted	499,001	15.56	1,812,576	15.20
Vested	(575,077)	(16.73)	(164,234)	(13.79)
Forfeited	(29,645)	(12.17)	(51,800)	(12.50)
Outstanding at September 30	2,135,750	$17.60	1,596,542	$15.43

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

Selected information in the new segment structure is presented in the following tables for the three and nine months ended September 30, 2008 and 2007:

Revenues by segment for the three months ended September 30, 2008 and 2007 are as follows:

Revenues (1)	2008	2007

Installation segment	$86,845	$40,804
Manufacturing segment	21,429	24,634
Distribution segment	11,015	--

	$119,289	$65,438

Revenues by segment for the nine months ended September 30, 2008 and 2007 are as follows:

Revenues (1)	2008	2007

Installation segment	$208,536	$114,197
Manufacturing segment	49,920	41,817
Distribution segment	25,350	--

	$283,806	$156,014

(1) Revenues by operating segments exclude intercompany transactions.

  CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

18.

CONSOLIDATED SEGMENT DATA  (CONTINUED)

Income by segment for the three months ended September 30, 2008 and 2007 are as follows:

Income from operations:	2008	2007

Installation segment	$18,689	$9,987

Manufacturing segment	1,517	4,359

Distribution segment	215	--

Corporate and others (1)	(5,094)	(1,335)

Income from operations	15,327	13,011

Corporate other income	480	5,970

Corporate interest income	65	89
Corporate interest expense	(5,949)	(4,768)
Income before income taxes and minority interest	9,923	14,302
Minority interest in loss of consolidated subsidiaries	--	(19)
Income taxes	(775)	(2,587)
Net income	$9,148	$11,696

Income by segment for the nine months ended September 30, 2008 and 2007 are as follows:

Income from operations:	2008	2007

Installation segment	$51,208	$27,416

Manufacturing segment	4,769	6,324

Distribution segment	602	--

Corporate and others (1)	(15,866)	(4,625)

Income from operations	40,713	29,115

Corporate other income	1,167	6,944

Corporate interest income	171	314
Corporate interest expense	(15,598)	(10,192)
Income before income taxes and minority interest	26,453	26,181
Minority interest in income (loss) of consolidated subsidiaries	31	(17)
Income taxes	(5,104)	(5,670)
Net income	$21,380	$20,494

(1) Includes non cash employee compensation, professional fees and consultancy fees for the Company.

  CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

18.

CONSOLIDATED SEGMENT DATA  (CONTINUED)

Non cash employee compensation by segment for the three months ended September 30, 2008 and 2007 are as follows:

Non cash employee compensation:	2008	2007

Installation segment	$490	$378

Manufacturing segment	685	300

Distribution segment	345	--

Corporate and others	2,076	311

	$3,596	$989

Non cash employee compensation by segment for the nine months ended September 30, 2008 and 2007 are as follows:

Non cash employee compensation:	2008	2007

Installation segment	$1,394	$881

Manufacturing segment	1,863	581

Distribution segment	1,037	--

Corporate and others	5,368	593

	$9,662	$2,055

Total assets by segment at September 30, 2008 and December 31, 2007 are as follows:

Total assets:	September 30,	December 31,
	2008	2007

Installation segment	$272,676	$152,495

Manufacturing segment	187,099	146,683

Distribution segment	44,320	--

Corporate and others (1)	56,689	78,225

	$560,784	$377,403

(1) Includes deposits paid for acquisition of subsidiaries, properties and intangible assets.

  CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

18.

CONSOLIDATED SEGMENT DATA  (CONTINUED)

Depreciation and amortization by segment for the three months ended September 30, 2008 and 2007 are as follows:

Depreciation and amortization:	2008	2007

Installation segment	$955	$530

Manufacturing segment	1,054	894

Distribution segment	361	--

Corporate and others	143	12

	$2,513	$1,436

Depreciation and amortization by segment for the nine months ended September 30, 2008 and 2007 are as follows:

Depreciation and amortization:	2008	2007

Installation segment	$2,633	$1,469

Manufacturing segment	2,747	1,825

Distribution segment	1,065	--

Corporate and others	301	32

	$6,746	$3,326

19.

SUBSEQUENT EVENTS

Listing on the Dubai International Financial Exchange (“DIFX”)

On October 13, 2008, the Company’s common stock commenced secondary trading on the Dubai International Financial Exchange (“DIFX”). The Company’s common stock is trading on the DIFX in U.S. dollars under the ticker symbol “CSR”.  The Company’s common stock is primarily listed on the New York Stock Exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, our future operating results, our expectations regarding the market for security and surveillance products, our expectations regarding the continued growth of the security and surveillance market, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause our actual results to differ materially from those anticipated, expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities Exchange Commission (the “SEC”) since the filing date of our Annual Report on Form 10-K for the year ended December 31, 2007. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

  "Huge Long" are to Huge Long Limited, a Hong Kong corporation of which we have acquired the beneficial interest of all issued and outstanding capital stock;

  "Jin Lin" are to Shenzhen Jin Lin Technology Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

  "Kit Grant" are to Kit Grant Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  "Longhorn" are to Shenzhen Longhorn Security Technology Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

  "Long Top" are to Long Top Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  "Minking" are to Changzhou Minking Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

  "WDH" are to Shenzhen Wandaiheng Industry Limited, a corporation incorporated in the People’s Republic of China;

  "Tsingvision" are to Hangzhou Tsingvision Intelligence System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

  "Safetech" are to China Safetech Holdings Limited, a British Virgin Islands corporation and a wholly owned subsidiary of the Company;

  "Sharp Eagle" are to Sharp Eagle (HK) Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  "Sincere On" are to Sincere On Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  "Stonesonic" are to Guangdong Stonesonic Digital Technique Co., Ltd., a corporation incorporated in the People's Republic of China and an indirect, wholly owned subsidiary of the Company;

  "BVI" are to the British Virgin Islands;

  "PRC" and "China" are to the People’s Republic of China;

  "U.S. dollar," "$" and "US$" are to United States dollars;

  "RMB" are to Yuan Renminbi of China;

  "Securities Act" are to Securities Act of 1933, as amended; and

  "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Overview of Our Business

China Security & Surveillance Technology, Inc. is a Delaware holding company whose China-based operating subsidiaries are primarily engaged in manufacturing, distributing, installing and servicing security and surveillance products and systems and developing security and surveillance related software in China. Our customers are mainly comprised of (i) commercial entities (including airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues); (ii) governmental entities (including customs agencies, courts, public security bureaus and prisons), and (iii) non-profit organizations (including schools, museums, sports arenas and libraries). These account for approximately 50%, 49% and 1% of our revenues for the three months ended September 30, 2008, respectively.

Our sales network covers most of China’s populated areas and we do not rely on any particular region for our business. Our subsidiaries collectively have more than 150 branch offices and distribution points.

In the third quarter of 2008, we acquired Jin Lin. Jin Lin is primarily engaged in professional intelligent security monitoring systems and intelligent transportation system product development in China. We also acquired 100% beneficial interest of all issued and outstanding stock of Huge Long Limited and obtained the exclusive rights to use land plot No. A524-0013 located to the south of Ban Gong Chang Road, Guangming Street, Bao’an District, Shenzhen (the “Industry Park”) that is owned by WDH.

On July 7, 2008, we acquired 100% ownership of Long Top Limited which is the holding company that owns all the outstanding equity of Jin Lin. Under the equity transfer agreement, we agreed to pay RMB68.6 million (approximately $10.0 million) in exchange for 100% ownership of Long Top Limited, consisting of RMB 40 million (approximately $5.8 million) in cash and 268,870 shares of our common stock valued at RMB28.6 million (approximately $4.2 million). The Company has paid RMB13.0 million (approximately $1.9 million) of the cash portion of the purchase price, the remaining RMB27.0 million (approximately $3.9 million) of the cash consideration will be paid upon Long Top and Jin Lin’s achievement of certain financial thresholds. 268,870 shares of our common stock will be issued in the fourth quarter of 2008.

On August 6, 2008, we entered into an equity transfer agreement with the shareholder of Huge Long Limited under which we will acquire all issued and outstanding shares of capital stock of Huge Long Limited through a series of transactions. We acquired 100% beneficial interest (but not record ownership) of all issued and outstanding capital stock of Huge Long Limited and the exclusive right to use the Industry Park on August 6, 2008 (the “First Closing”) and will acquire the legal title and record ownership of all issued and outstanding shares of capital stock of Huge Long Limited on or before December 31, 2009 (the “Second Closing”).  Huge Long Limited has entered into an equity transfer agreement to acquire WDH which will close on or before December 31, 2009. The Second Closing is conditioned upon the acquisition by Huge Long Limited of the legal title of WDH.  Under the equity transfer agreement, we agreed to pay a total consideration of RMB146 million (approximately $21.3 million) in exchange for the 100% beneficial interest of Huge Long Limited, consisting of RMB102 million (approximately $14.9 million) in cash and 453,736 shares of our common stock valued at RMB43.8 million (approximately $6.4 million). We have paid RMB80 million (approximately $11.7 million) of the purchase price, the remaining RMB 22 million (approximately $3.2 million) of the cash consideration will be paid at the Second Closing. 453,736 shares of our common stock will be issued in the fourth quarter of 2008.

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

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third fiscal quarter of 2008 and growth in our revenues, but our net income decreased primarily as a result of the increased non-cash expenses. The security and surveillance product market in China continued to expand in the third quarter of 2008 due, in part, to several programs and regulatory drivers initiated by the Chinese government, such as State Ordinance 458 and the Safe City program, which require many public places, including city-wide surveillance systems, traffic intersections, critical government locations, cyber cafés, bars and discotheques, to install security systems. In addition, the economic development in China and the fact that the population in China in general is becoming relatively wealthier also contributed to increased demand for security and surveillance products within various industries and organizations, such as residential estates, factories and shopping centers. Our third fiscal quarter financial results also benefited from the consolidation of the four newly acquired companies in 2008, which contributed approximately $12.26 million revenues in aggregate, accounting for approximately 10.3% of the total revenues for the third fiscal quarter of 2008.

The following are some financial highlights for the third quarter of 2008:

  Revenues: Revenues increased $53.85 million, or 82.3%, to $119.29 million for the third quarter of 2008, from $65.44 million for the same quarter of last year.

  Gross margin: Gross margin was 26.8% for the third quarter of 2008, compared to 30.2% for the same period in 2007.

  Income from operations: Income from operations increased $2.32 million, or 17.8%, to $15.33 million for the third quarter of 2008, from $13.01 million for the same period last year.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 12.8% for the third quarter of 2008, compared to 19.9% during the same period in 2007.

  Net income: Net income decreased $2.55 million, or 21.8%, to $9.15 million for the third quarter of 2008, from $11.70 million for the same period of last year.

  Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 7.7% for the third quarter of 2008, compared to 17.9% for the same period in 2007.

  Fully diluted net income per share: Fully diluted net income per share was $0.20 for the third quarter of 2008, as compared to $0.29 for the same period last year.

  Non-cash expenses: Non-cash expenses included (i) the redemption accretion on convertible notes was $5.36 million for the third quarter of 2008, as compared to $4.36 million for the same period last year, (ii) depreciation and amortization was $2.51 million for the third quarter of 2008, as compared to $1.44 million for the same period last year, and (iii) non cash employee compensation expense was $3.60 million for the third quarter of 2008, as compared to $0.99 million for the same period last year. Total non-cash expenses are $11.47 million for the third quarter of 2008, an increase of $4.68 million, or 68.9%, from $6.79 million for the same period last year.

Our net income for the three months ended September 30, 2008 and 2007 was $9.15 million and $11.70 million, respectively. Our net income for the nine months ended September 30, 2008 and 2007 was $21.38 million and $20.49 million, respectively. Our net income was materially impacted by depreciation and amortization of long-lived assets in the subsidiaries we acquired, non cash employee compensation recognized pursuant to SFAS 123 (R) and redemption accretion on convertible notes. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non cash employee compensation and redemption accretion on convertible notes on our net income and net income per share. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash expenses during the three months ended September 30, 2008 and 2007.

All amounts, other than for share and per share amounts, in millions of U.S. dollars

	Three Months Ended September 30,
Non-cash expenses	2008	2007	Increase
Depreciation and amortization	$2.28	$1.44	$0.84
Depreciation and amortization (including in cost of goods sold)	0.23	-	0.23
Non cash employee compensation	3.60	0.99	2.61
Redemption accretion on convertible notes	5.36	4.36	1.00
Total	$11.47	$6.79	$4.68

Non-cash expenses per share - basic
Depreciation and amortization	$0.05	$0.04	$0.01
Non cash employee compensation	0.08	0.03	0.05
Redemption accretion on convertible notes	0.12	0.11	0.01
Total non-cash expenses per share - basic	$0.25	$0.18	$0.07

Non-cash expenses per share - diluted
Depreciation and amortization	$0.05	$0.04	$0.01
Non cash employee compensation	0.08	0.02	0.06
Redemption accretion on convertible notes	0.12	0.11	0.01
Total non-cash expenses per share - diluted	$0.25	$0.17	$0.08

Net income per share - basic	$0.20	$0.30
Net income per share - diluted	$0.20	$0.29

Weighted average number of shares outstanding
Basic	45,655,617	38,547,263
Diluted	46,151,827	40,512,247

The following table summarizes the Company’s non-cash expenses during the nine months ended September 30, 2008 and 2007.

All amounts, other than for share and per share amounts, in millions of U.S. dollars

	Nine Months Ended September 30,
Non-cash expenses	2008	2007	Increase
Depreciation and amortization	$6.23	$3.33	$2.90
Depreciation and amortization (including in cost of goods sold)	0.52	-	0.52
Non cash employee compensation	9.66	2.06	7.60
Redemption accretion on convertible notes	14.09	9.34	4.75
Total	$30.50	$14.73	$15.77

Non-cash expenses per share - basic
Depreciation and amortization	$0.15	$0.09	$0.06
Non cash employee compensation	0.22	0.06	0.16
Redemption accretion on convertible notes	0.32	0.26	0.06
Total non-cash expenses per share - basic	$0.69	$0.41	$0.28

Non-cash expenses per share - diluted
Depreciation and amortization	$0.15	$0.09	$0.06
Non cash employee compensation	0.22	0.05	0.17
Redemption accretion on convertible notes	0.32	0.25	0.07
Total non-cash expenses per share - diluted	$0.69	$0.39	$0.30

Net income per share - basic	$0.49	$0.57
Net income per share - diluted	$0.48	$0.54

Weighted average number of shares outstanding
Basic	44,003,994	35,807,815
Diluted	44,615,552	37,772,753

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

All amounts, other than percentages, in millions of U.S. dollars

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
Revenues	$119.29	100.0%	$65.44	100.0%	$283.81	100.0%	$156.01	100.0%
Cost of goods sold (including depreciation and amortization amounted $0.23 million, $0.52 million, $0 and $0)	(87.28)	73.2%	(45.70)	69.8%	(199.09)	70.1%	(111.26)	71.3%
Gross profit	32.01	26.8%	19.74	30.2%	84.72	29.9%	44.75	28.7%
Selling and marketing	(3.38)	2.8%	(1.46)	2.2%	(8.51)	3.0%	(2.91)	1.9%
General and administrative	(7.42)	6.2%	(2.84)	4.4%	(19.61)	6.9%	(7.33)	4.7%
Non cash employee compensation	(3.60)	3.0%	(0.99)	1.5%	(9.66)	3.4%	(2.06)	1.3%
Depreciation and amortization	(2.28)	1.9%	(1.44)	2.2%	(6.23)	2.2%	(3.33)	2.1%
Income from operations	15.33	12.8%	13.01	19.9%	40.71	14.3%	29.12	18.7%
Other income	0.55	0.5%	0.53	0.8%	1.37	0.5%	1.71	1.1%
Gain on disposal of land use right and properties	-	0.0%	5.52	8.4%	-	0.0%	5.52	3.5%
Interest expense, Cash	(0.59)	0.5%	(0.41)	0.6%	(1.51)	0.5%	(0.85)	0.5%
Redemption accretion on convertible notes	(5.36)	4.5%	(4.36)	6.7%	(14.09)	5.0%	(9.34)	6.0%
Income before income taxes	9.93	8.3%	14.29	21.8%	26.48	9.3%	26.16	16.8%
Income taxes	(0.78)	0.6%	(2.59)	4.0%	(5.10)	1.8%	(5.67)	3.6%
Net income	$9.15	7.7%	$11.70	17.9%	$21.38	7.5%	$20.49	13.1%

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenues

Our revenues are generated from system installations and manufacturing and distribution of security and safety products. During the three months ended September 30, 2008, we experienced solid growth in revenues. Revenues increased $53.85 million, or 82.3%, to $119.29 million for the three months ended September 30, 2008 from $65.44 million for the three months ended September 30, 2007. The increase in revenues was mainly attributable to growth in the security and surveillance market in China, the increased market demand for our products, our increased brand recognition and the acquisition of four companies in the second and third quarters of 2008. Our strategic efforts to increase our distribution channels during 2007 and 2008 and sufficient working capital from our recent fundraising activities also allowed us to successfully take advantage of the growth in market demand in the third quarter of 2008.

After Jin Lin became our wholly owned subsidiary in the third quarter of 2008, we consolidated its financial result beginning in the third quarters of 2008, which contributed $0.92 million to our revenues in the third quarter of 2008. We consolidated the financial results of Stonesonic, Longhorn and Guanling from April 2008.

Newly acquired subsidiaries including Tsingvision, Stonesonic, Longhorn, Guanling and Jin Lin had revenues of $13.08 million in the third quarter of 2008. As the acquisitions of Hongtianzhi, HiEasy, and Minking had surpassed the one year anniversary, we have included these revenues in our organic growth since the third quarter of 2008. They had revenues of $12.28 million in the third quarter of 2008. Cheng Feng, which we acquired in 2006, had revenues of $6.73 million in the third quarter of 2008.

The following table shows the revenues recognized in the third quarter of 2008:

(In millions of U.S. dollars)

Revenues from the Installation Segment recognized from installation contracts signed before the second quarter of 2008	$12.91
Revenues from the Installation Segment recognized from installation contracts signed in the third quarter of 2008	$73.94
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed before the second quarter of 2008	$2.27
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in the third quarter of 2008	$19.16
Revenues from the Distribution Segment recognized from sales contracts signed before the second quarter of 2008	$1.14
Revenues from the Distribution Segment recognized from sales contracts signed in the third quarter of 2008	$9.87
Total revenues recognized in the third quarter of 2008	$119.29
Revenues deferred	$1.06
Backlog of contracts for system installation and manufacturing of security and safety products signed before September 30, 2008 (1)	$65.20

(1) We have not included letters of intent, framework agreements and various other agreements in our backlog numbers as they are subject to final binding agreements to be entered into at later dates.

Our revenues are generated from three business segments: Installation Segment, Manufacturing Segment and Distribution Segment. The following table shows the different segments comprising our total revenues for the three months ended September 30, 2008 and 2007.

All amounts, except percentage of revenues, in millions of U.S. dollars

	Three months ended September 30,
Revenues	2008		2007
Installation Segment	$86.85	72.8%	$40.81	62.4%
Manufacturing Segment	21.43	18.0%	24.63	37.6%
Distribution Segment	11.01	9.2%	--	--
Total	$119.29	100.0%	$65.44	100.0%

For the three months ended September 30, 2008 and 2007, our Installation Segment generated revenues of $86.85 million and $40.81 million which represented 72.8% and 62.4% of our total revenues, respectively.  Such increase in revenues was mainly due to the following factors: First, demand for security and surveillance products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers. Second, the Chinese government initiated several programs and regulatory drivers during 2006, such as State Ordinance 458 and the "3111" program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2007 and 2008 allowed us to successfully take advantage of the growth in market demand in the third quarter of 2008. Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition in 2008 also contributed to the growth in revenue.

For the three months ended September 30, 2008 and 2007, our Manufacturing Segment generated revenues of $21.43 million and $24.63 million, representing 18.0% and 37.6% of our total revenues, respectively. The revenue decreased due to the sales slowdown after the Beijing Olympic Games and the development of the Industry Park.

In the first quarter of 2008, we established a new segment – Distribution Segment which generated revenues of $11.01 million, representing 9.2% of our total revenues for the three months ended September 30, 2008.

Management believes that revenues from the Installation Segment will continue to be the Company’s major revenue source in the next few years. With the recent acquisitions of Stonesonic, Longhorn, Guanling, Jin Lin and other planned acquisitions, management believes that the percentage of revenues from the Manufacturing Segment and the Distribution Segment will increase in the future.

Management expects growth in all three segments to remain strong for the remainder of 2008 due to (i) continued growth in the security and surveillance market, both within the corporate and government sectors, (ii) better capitalization of the Company to fuel its growth, (iii) continuing enhancement of our branding and profiling in China, and (iv) acquisition strategy intended to boost our market share and competitiveness.

Cost of goods sold

Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Our cost of goods sold increased $41.58 million, or 91.0%, to $87.28 million for the three months ended September 30, 2008 from $45.70 million during the same period in 2007. This dollar increase was primarily attributable to the increase of our revenues in the third quarter of 2008 as discussed above.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $12.27 million, or 62.2%, to $32.01 million for the three months ended September 30, 2008 from $19.74 million for the same period last year. Gross margin for the three months ended September 30, 2008 was 26.8%, as compared to 30.2% for the same period of 2007.

The following table shows the different segment components comprising our gross margin during the three months ended September 30, 2008 and 2007.

	Three months ended September 30,
Gross Margin	2008	2007
Installation Segment	25.7%	31.8%
Manufacturing Segment	32.2%	27.3%
Distribution Segment	25.1%	--
Total	26.8%	30.2%

For the three months ended September 30, 2008, gross margins of the Installation Segment and Manufacturing Segment were approximately 25.7% and 32.2%, respectively, compared to 31.8% and 27.3% for the same period last year. Gross margin of our newly established segment Distribution Segment was 25.1% in the third quarter of 2008.

The decreased gross margin in the Installation segment was primarily due to the gradual increase in outsourcing of physical installation to the third party contractors. The increase in our gross margin of the Manufacturing segment is primarily driven by the increased economies of scale.

Selling and marketing expenses

Our selling and marketing expenses are composed primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses increased $1.92 million, or 131.5%, to $3.38 million for the three months ended September 30, 2008 from $1.46 million for the same period in 2007. This dollar increase was primarily attributable to the consolidation of the financial results of Stonesonic, Longhorn, Guanling and Jin Lin, which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 2.8% for the three months ended September 30, 2008 from 2.2% for the same period in 2007. The percentage increase was mainly due to the hiring of additional staff and the increased cost in promotion of our products to new customers.

General and administrative expenses

Our general and administrative expenses consist of the costs associated with staff and support personnel who manage our business activities and professional fees paid to third parties. Our general and administrative expenses increased $4.58 million, or 161.3%, to $7.42 million for the three months ended September 30, 2008 from $2.84 million for the same period in 2007. As a percentage of revenues, general and administrative expenses increased to 6.2% for the three months ended September 30, 2008 from 4.4% for the same period in 2007. The dollar and percentage increase was mainly due to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, and Jin Lin, the hiring of additional staff, the increased costs in connection with documenting and testing our internal controls and professional expenses related to the costs of these newly acquired subsidiaries becoming part of a public reporting company.

Non cash employee compensation

Non cash employee compensation for the three months ended September 30, 2008 increased to $3.60 million from $0.99 million for the same period in 2007. Such increase was primarily because we granted shares of restricted stock to our employees, directors and consultant with a vesting period of four years under the 2007 Equity Incentive Plan in 2007 and 2008. Such costs are generally recognized over a four-year period.

Depreciation and amortization

Our depreciation and amortization costs increased $1.07 million, or 74.3%, to $2.51 million (amounted $0.23 million of depreciation and amortization included in cost of goods sold) for the three months ended September 30, 2008 from $1.44 million for the same period in 2007. Such dollar increase was primarily due to the recent corporate acquisitions. As a percentage of revenues, depreciation and amortization expenses decreased to 2.1% for the three months ended September 30, 2008 from 2.2% for the same period in 2007. Such percentage decrease was primarily due to the increase in incremental revenue in this quarter.

Income from operations

Our income from operations increased $2.32 million, or 17.8%, to $15.33 million for the three months ended September 30, 2008 from $13.01 million for the same period in 2007. As a percentage of revenues, income from operations decreased to 12.8% for the three months ended September 30, 2008 from 19.9% for the same period in 2007. Such percentage decrease was primarily due to the increase in our selling and marketing expenses as well as the general and administrative expenses and non cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the three months ended September 30, 2008 and 2007.

All amounts, except percentage of income from operations, in millions of U.S. dollars

	Three months ended September 30,
Income from operations	2008		2007
Installation Segment	$18.69	121.9%	$9.99	76.8%
Manufacturing Segment	1.52	9.9%	4.36	33.5%
Distribution Segment	0.21	1.4%	--	--
Corporate and others	(5.09)	-33.2%	(1.34)	-10.3%
Total	$15.33	100.0%	$13.01	100%

Income from operations related to the Installation Segment increased 87.1%, or $8.70 million to $18.69 million for the three months ended September 30, 2008, compared to $9.99 million for the same period in 2007. Such increase was mainly due to higher demand for total one-stop-shop installations from customers. We finished more projects than we planned in the third quarter of 2008.

Income from operations related to the Manufacturing Segment decreased 65.1%, or $2.84 million to $1.52 million for the three months ended September 30, 2008, compared to $4.36 million for the same period in 2007. The Manufacturing Segment concentrated on developing the Industry Park in this quarter for future development. The Company expects that the Manufacturing Segment margin will increase as we integrate the recently completed acquisitions and realize more economies of scale.

Income from operations related to our newly established Distribution Segment was $0.21 million for the three months ended September 30, 2008.

Loss from operations related to Corporate and others increased 279.9% or $3.75 million to $5.09 million for the three months ended September 30, 2008, compared to $1.34 million for the same period in 2007. Such increase was mainly due to the increase of non cash employee compensation as discussed above and professional expenses related to the costs of these newly acquired subsidiaries becoming part of a public reporting company.

Other income

Our other income increased $0.02 million, or 3.8% to $0.55 million for the three months ended September 30, 2008 from $0.53 million for the same period in 2007. As a percentage of revenues, other income decreased to 0.5% for the three months ended September 30, 2008 from 0.8% for the same period in 2007. Such percentage decrease was primarily because we received rental income from related parties in the three months ended September 30, 2007 and the land use rights and buildings generating such rental income were disposed of in 2007.

Gain on disposal of land use rights and properties

We sold certain properties and land use rights. Net proceeds of $5.52 million from such dispositions were recognized in the third quarter of 2007. Fully diluted net proceeds per share were $0.14 for the third quarter of 2007, as compared to $0 for the same period this year.

Interest expense (excluding redemption accretion on convertible notes)

Interest expense for the three months ended September 30, 2008 was $0.59 million, as compared to $0.41 million of the same period in 2007. Such increase was primarily due to increased borrowing under bank loans and obligation under product financing arrangements for our operations.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the three months ended September 30, 2008 was $5.36 million, as compared to $4.36 million for the same period in 2007. We raised $110 million from issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be paid if the convertible notes are converted into shares of our common stock before their maturities.

Income before taxes

Our income before taxes decreased $4.36 million, or 30.5%, to $9.93 million for the three months ended September 30, 2008 from $14.29 million for the same period in 2007. As a percentage of revenues, income before taxes decreased to 8.3% for the three months ended September 30, 2008 from 21.8% for the same period in 2007. Such percentage decrease was primarily due to increased non-cash expenses including the redemption accretion on convertible notes, depreciation and amortization and non cash employee compensation as discussed above.

Income taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income during the three months ended September 30, 2008.

Our wholly owned subsidiary Safetech is incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

Before January 1, 2008, foreign invested enterprises (“FIEs”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which included a 30% state income tax and a 3.0% local income tax. FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiaries Golden and certain high-technology company were subject to reduced tax rate. On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate by 2% per year until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

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

Our subsidiary Golden is subject to an EIT rate of 15% for the fiscal year 2008. Our subsidiary Hongtianzhi is located in Shenzhen and its corporate tax rate is 7.5% because it receives a lower tax rate as a high-tech company. Our subsidiary Cheng Feng is subject to an EIT rate of 15% for fiscal year 2008 due to the software and high technology company status. HiEasy, Minking, Tsingvision, Stonesonic, Guanling and Jin Lin are subject to an EIT rate of 25%. CSST PRC and Longhorn are exempted from EIT in 2008.

Our income taxes decreased $1.81 million to $0.78 million for the three months ended September 30, 2008 from $2.59 million for the same period of 2007. We paid less taxes during the three months ended September 30, 2008 as a result of decreased income before income taxes during that period. Also, we fully utilized the tax exemption of our subsidiaries CSST PRC which was incorporated in 2006 and Longhorn that became our subsidiary in 2008.

Net income

Net income decreased $2.55 million, or 21.8%, to $9.15 million for the three months ended September 30, 2008 from $11.70 million for the same period in 2007. As a percentage of revenues, net income decreased to 7.7% for the three months ended September 30, 2008 from 17.9% for the same period in 2007. This percentage decrease was mainly due to the non-cash expenses such as redemption accretion on convertible notes, depreciation and amortization and non cash employee compensation.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

Revenue

During the nine months ended September 30, 2008, we experienced solid growth in revenues. The following table shows the different segments comprising our total revenues for the nine months ended September 30, 2008 and 2007.

All amounts, except percentage of revenues, in millions of U.S. dollars

	Nine months ended September 30,
Revenues	2008			2007
Installation Segment	$ 208.54	73.5%	$ 114.19	73.2%
Manufacturing Segment	49.92	17.6%	41.82	26.8%
Distribution Segment	25.35	8.9%	--	--
Total	283.81	100.0%	156.01	100.0%

For the nine months ended September 30, 2008 and 2007, our Installation Segment generated revenues of $208.54 million and $114.19 million which represented 73.5% and 73.2% of our total revenues, respectively. The increase in revenues was mainly due to the following factors: First, demand for security and surveillance products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers. Second, the Chinese government initiated several programs and regulatory drivers during 2006, such as State Ordinance 458 and the "3111" program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2007 and 2008 allowed us to successfully take advantage of the growth in market demand in the first nine months of 2008. Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition also contributed to the growth in revenue.

For the nine months ended September 30, 2008 and 2007, our Manufacturing Segment generated revenues of $49.92 million and $41.82 million, representing 17.6% and 26.8% of our total revenues, respectively. The revenue decreased due to the sales slowdown after the Beijing Olympic Games and the development of the Industry Park.

In the first nine months of 2008, we established a new segment – our Distribution Segment which generated revenues of $25.35 million, representing 8.9% of our total revenues for the nine months ended September 30, 2008.

Cost of goods sold

Our cost of goods sold increased $87.83 million, or 78.9%, to $199.09 million for the nine months ended September 30, 2008 from $111.26 million during the same period in 2007. This dollar increase was mainly attributable to our revenue increase in the first nine months of 2008 as discussed above.

Gross profit and gross margin

Our gross profit increased $39.97 million, or 89.3%, to $84.72 million for the nine months ended September 30, 2008 from $44.75 million for the same period last year. Gross margin for the nine months ended September 30, 2008 was 29.9%, as compared to 28.7% for the same period of 2007. The increase in our gross margin was primarily driven by the increased economies of scale.

The following table shows the different segment components comprising our gross margin over the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
Gross Margin	2008	2007
Installation Segment	29.3%	29.0%
Manufacturing Segment	33.9%	27.9%
Distribution Segment	26.1%	--
Total	29.9%	28.7%

For the nine months ended September 30, 2008, gross margins of the Installation Segment and Manufacturing Segment were approximately 29.3% and 33.9%, respectively, compared to 29.0% and 27.9% for the same period last year. The increase in our gross margin of Manufacturing Segment was primarily driven by the increased economies of scale. Gross margin of our newly established segment Distribution Segment was 26.1% in the first nine months of 2008. We decreased our selling prices as a strategic move to increase our market penetration into new markets.

Selling and marketing expenses

Our selling and marketing expenses increased $5.60 million, or 192.4%, to $8.51 million for the nine months ended September 30, 2008 from $2.91 million for the same period in 2007. This dollar increase was primarily attributable to the consolidation of the financial results of Stonesonic, Longhorn, Guanling and Jin Lin in 2008, which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 3.0% for the nine months ended September 30, 2008 from 1.9% for the same period in 2007. The percentage increase was mainly due to the hiring of additional sales staff and promotion cost of new products and services.

General and administrative expenses

Our general and administrative expenses increased $12.28 million, or 167.5%, to $19.61 million for the nine months ended September 30, 2008 from $7.33 million of the same period in 2007. As a percentage of revenues, general and administrative expenses increased to 6.9% for the nine months ended September 30, 2008 from 4.7% for the same period in 2007. The dollar and percentage increase was mainly due to the consolidation of the financial results of Stonesonic, Longhorn, Guanling and Jin Lin, the hiring of additional staff, the increased costs in connection with documenting and testing our internal controls and professional expenses related to the costs of these newly acquired subsidiaries becoming a part of a public reporting company.

Non cash employee compensation

Non cash employee compensation for the nine months ended September 30, 2008 increased to $9.66 million from $2.06 million for the same period in 2007. Such increase was primarily because we granted shares of restricted stock to our employees, directors and consultant with a vesting period of four years under the 2007 Equity Incentive Plan in 2007 and 2008. Such costs are generally recognized over a four-year period.

Depreciation and amortization

Our depreciation and amortization costs increased $3.42 million, or 102.7%, to $6.75 million (including $0.52 million depreciation and amortization expense included under cost of goods sold) for the nine months ended September 30, 2008 from $3.33 million for the same period in 2007. As a percentage of revenues, depreciation and amortization expenses increased to 2.3% for the nine months ended September 30, 2008 from 2.1% for the same period in 2007. Such dollar and percentage increase was primarily due to the amortization of intangible assets from the acquisition of Stonesonic, Longhorn, Guanling and Jin Lin and the establishment of the exclusive cooperation relationship with DM and Chuang Guan.

Income from operations

Our income from operations increased $11.59 million, or 39.8%, to $40.71 million for the nine months ended September 30, 2008 from $29.12 million for the same period in 2007. As a percentage of revenues, income from operations decreased to 14.3% for the nine months ended September 30, 2008 from 18.7% for the same period in 2007. Such percentage decrease was primarily due to the increase of our selling and marketing expenses as well as the general and administrative expenses and non cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the nine months ended September 30, 2008 and 2007.

All amounts, except percentage of income from operations, in millions of U.S. dollars

	Nine months ended September 30,
Income from operations	2008		2007
Installation Segment	$51.21	125.8%	$27.42	94.2%
Manufacturing Segment	4.77	11.7%	6.32	21.7%
Distribution Segment	0.60	1.5%	--	--
Corporate and others	(15.87)	-39.0%	(4.62)	-15.9%
Total	$40.71	100%	$29.12	100%

Income from operations related to the Installation Segment increased 86.8%, or $23.79 million to $51.21 million for the nine months ended September 30, 2008, compared to $27.42 million for the same period in 2007. Such increase was mainly due to higher demand for total one-stop-shop installations from customers.

Income from operations related to the Manufacturing Segment decreased 24.5%, or $1.55 million to $4.77 million for the nine months ended September 30, 2008, compared to the income from operations of $6.32 million for the same period in 2007. The Manufacturing Segment moved to the Industry Park in the third quarter for future development. The Company expects that the income from operations of the Manufacturing Segment will increase as we integrate the recently completed acquisitions which will allow us to further benefit from economies of scale.

Income from operations related to our newly established Distribution Segment was $0.60 million for the nine months ended September 30, 2008.

Loss from operations related to Corporate and others increased 243.5% or $11.25 million to $15.87 million for the nine months ended September 30, 2008, compared to $4.62 million for the same period in 2007. Such increase was mainly due to the increase of non cash employee compensation as discussed above and professional expenses related to the costs of being a public reporting company.

Other income

Our other income decreased $0.34 million, or 19.9% to $1.37 million for the nine months ended September 30, 2008 from $1.71 million for the same period in 2007. As a percentage of revenues, other income decreased to 0.5% for the nine months ended September 30, 2008 from 1.1% for the same period in 2007. Such percentage decrease was primarily because we received rental income from related parties in the first nine months of 2007 and the land use rights and buildings generating such rental income were disposed of in 2007.

Gain on disposal of land use rights and properties

We sold certain properties and land use rights in 2007. Net proceeds of $5.52 million from such dispositions were recognized in the third quarter of 2007. Fully diluted net proceeds per share were $0.15 for the first nine months of 2007, as compared to $0 for the same period in 2008.

Interest expense (excluding redemption accretion on convertible notes)

Interest expense for the nine months ended September 30, 2008 was $1.51 million, as compared to $0.85 million of the same period in 2007. Such increase was primarily due to new borrowings under bank loans and obligation under product financing arrangements for our operations.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the nine months ended September 30, 2008 was $14.09 million, as compared to $9.34 million for the same period in 2007. We raised $110 million from issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be paid if the convertible notes are converted into shares of our common stock before their maturities.

Income before taxes

Our income before taxes increased $0.32 million, or 1.2%, to $26.48 million for the nine months ended September 30, 2008 from $26.16 million for the same period in 2007. As a percentage of revenues, income before taxes decreased to 9.3% for the nine months ended September 30, 2008 from 16.8% for the same period in 2007. Such percentage decrease was primarily due to increased non-cash expenses including the redemption accretion on convertible notes, depreciation and amortization and non cash employee compensation as discussed above.

Income taxes

Our income taxes decreased $0.57 million to $5.10 million for the nine months ended September 30, 2008 from $5.67 million for the same period of 2007. We incurred less taxes during the nine months ended September 30, 2008 because we fully utilized the tax exemption of our subsidiaries CSST PRC which was incorporated in 2006 and Longhorn that became our subsidiary in 2008.

Net income

Net income increased $0.89 million, or 4.3%, to $21.38 million for the nine months ended September 30, 2008 from $20.49 million for the same period in 2007. As a percentage of revenues, net income decreased to 7.5% for the nine months ended September 30, 2008 from 13.1% for the same period in 2007. This percentage decrease was mainly due to the non-cash expenses such as redemption accretion on convertible notes, depreciation and amortization and non cash employee compensation.

Liquidity and Capital Resources

General

As of September 30, 2008, we had cash and cash equivalents of $65.93 million. The following table sets forth a summary of our net cash flows for the periods indicated.

CASH FLOW

(All amounts in millions of U.S. dollars)

	Nine Months Ended September 30,
	2008	2007
Net cash (used in) provided by operating activities	$(30.55)	$11.37
Net cash used in investing activities	$(16.13)	$(81.15)
Net cash provided by financing activities	$13.66	$116.91
Effect of exchange rate changes on cash	$9.87	$1.68
Net cash (outflow) inflow	$(23.15)	$48.81

Operating Activities

Net cash used in operating activities was $30.55 million for the nine months period ended September 30, 2008, which is an increase of $41.92 million from $11.37 million net cash provided by operating activities for the same period of 2007. The increase in net cash used in operating activities in the nine months ended September 30, 2008 was primarily due to increases in inventories and accounts receivable during the nine months ended September 30, 2008.

Investing Activities

Our main uses of cash for investing activities during the first nine months of 2008 were deposits for the acquisition of subsidiaries and acquisitions of subsidiaries, properties and intangible assets.

Net cash used in investing activities for the nine months ended September 30, 2008 was $16.13 million. Our net cash used in investing activities for the nine months ended September 30, 2007 was $81.15 million. The decrease of net cash used in investing activities was mainly because we paid less deposit for the acquisition of subsidiaries, properties and intangible assets in the nine months ended September 30, 2008.

We closed the acquisition of Stonesonic, Longhorn and Guanling in April 2008. We also closed the acquisition of Jin Lin in the third quarter of 2008. In addition, we have signed letters of intent to acquire Shenzhen Coson Technology Development Co., Ltd., DIT Digital Co., Ltd., and Shenzhen Skyvise Technology Limited. Pursuant to the letters of intent, the cash consideration for these three intended acquisitions is expected to total $39 million with additional consideration to be paid in equity. Consummation of these three acquisitions is subject to customary closing conditions, including execution of definitive agreements and receipt of governmental approval. We expect to finance the cash portion of the purchase price with the net proceeds from our $50 million convertible notes financing that closed in April 2007. The number of our shares to issued as part of the purchase price for Stonesonic, Longhorn, Guanling and Jin Lin acquisitions are subject to the achievement of certain net income performance targets over certain period. The acquisitions of Stonesonic, Longhorn, Guanling, and Jin Lin are expected to be accretive to earnings upon closing and are expected to provide support to the Company’s city-wide projects.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2008 totaled $13.66 million as compared to $116.91 million provided in the same period of 2007. The cash provided by financing activities during the first nine months of 2008 was mainly attributable to new borrowing and a private placement of common stock. The cash used in financing activities was mainly attributable to the repayment of bank loans and new funds raised from obligation under product financing arrangements in the first nine months of 2008, whereas the net cash provided by financing activities in the nine months ended September 30, 2007 was mainly attributable to proceeds from the two convertible notes received in February 2007 and in April 2007.

Loan Facilities

As of September 30, 2008, the amount, maturity date and duration of each of our bank loans and obligation under finance leases were as follows:

All amounts in millions of U.S. dollars

Lender	Amount	Maturity Date	Duration

China Citic Bank	$4.40	November 2008	1 year
China Construction Bank	7.26	August 2010	2 years
Shenzhen Ping An Bank	0.88	March 2009	3 years
A Financial Institution	7.28	July 2011	3 years

Total	$19.82

In July 2008, we entered into finance lease agreements with a financial institution pursuant to which the Company borrowed RMB53 million (approximately $7.85 million), consisting of a 3-year loan payable to that financial institution. These loans mature on July 2011. The interest is payable at the end of each quarter.

On August 28, 2008, we entered into a long term loan agreement with China Construction Bank. As of September 30, 2008, the liability relating to this loan was RMB49.5 million (approximately $7.26 million), consisting of a 2-year loan payable to the bank. This loan matures on August 27, 2010 with an annual interest rate equal to 105% of the one to three years benchmark lending rate of The People’s Bank of China (7.37% as of September 30, 2008). The interest rate is changed based on the change of 1 to 3 years benchmark lending rate quarterly, and the interest is payable at the 20th of each month. The loan agreement requires us to use the loan proceeds only for our operations.

On October 3, 2006, we signed a banking facility agreement with China Construction Bank under which the bank agreed to provide a new receivable-based facility to support our efforts in securing new contracts relating to the Safe City Project initiative, also known as “Plan 3111.” This facility will provide three possible financing options: (1) the government takes a loan from the bank to finance the project; (2) we sell the accounts receivable to the bank, 85% of the total account receivables value will be paid by the bank to the Company and the remaining 15% will be collected by the bank from the government; from the 15% collected from the government, the bank will retain certain finance charges and pay the remainder over to Company; or (3) we take a loan from the bank to finance the project. As part of this agreement, we will make periodic deposits with the bank, which, depending upon the specific project, will provide a maximum factoring capacity of five to ten times the amount deposited. None of the facility has been drawn down as of the date of this Report.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2008:

All amounts in millions of U.S. dollars

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations	$158.78	$11.29	$9.70	$137.79	$-
Operating Lease Obligations	1.56	0.86	0.67	0.03	-
Total	$160.34	$12.15	$10.37	$137.82	$-

Recent Pronouncements

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP 142-3 on the financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company is currently evaluating the impact of adopting SFAS 161 on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill. SFAS 141R also expands disclosure requirements for business combinations. The Company is currently evaluating the impact of adopting SFAS 141R on the financial statements.

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

Critical Accounting Policies

See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a discussion of the Company's critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, interest rates are subject to change upon renewal. Since September 2007, the People’s Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.5% and 7.3% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has no impact on our bank loans secured before July 28, 2007. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2008, pursuant to an equity transfer agreement with Qingqing Peng, the sole owner of Long Top, we agreed to issue 268,870 shares of our common stock to Qingqing Peng as part of the total consideration for the acquisition of 100% of the equity interest of Long Top. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

On August 6, 2008, pursuant to an equity transfer agreement with Ms. Wenyan Zeng, the sole owner of Huge Long, we agreed to issue 453,736 shares of our common stock to Wenyan Zeng as part of the total consideration for the acquisition of 100% of the equity interest of Huge Long. The offer and sales of the securities were made in an offshore transaction pursuant to Regulation S under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities in the quarter ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

On October 13, 2008, the Company’s common stock commenced secondary trading on the Dubai International Financial Exchange (“DIFX”). The Company’s common stock is trading on the DIFX in U.S. dollars under the ticker symbol “CSR”.  The Company’s common stock is primarily listed on the New York Stock Exchange.

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

DATED: October 28, 2008

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