Form 10-K/A
period 2007-12-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2008-12-05
CIK 1260625

UNITED STATES

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2007 of China Security & Surveillance Technology, Inc. (the "Company") is filed in response to comments by the Staff of the Securities and Exchange Commission (the "SEC") in connection with their review of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 10, 2008 (the "Original Filing").

This Form 10-K/A revises amend Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" to (i) remove the per-share information contained in the text and graphic disclosure of the Company’s non-cash components of the comparisons for the years ended December 31, 2007 and 2006, and December 31, 2006 and 2005, and (ii) the per-share amounts in the graphic disclosure under the sub-heading "Gain on disposal of land use rights and properties."

Although appropriate disclosure controls and procedures were established and complied with at the time of the Original Filing, the disclosure under Item 9A "Controls and Procedures" did not clearly state that the Company’s certifying officers concluded that the Company’s disclosure controls and procedures were effective. This Form 10-K/A revises Item 9A of the Original Filing to correct this disclosure. Additionally, the certifications required by Item 601(b)(31) of Regulation S-K accompanying the Original Filing erroneously omitted the internal control over financial reporting language from the introductory portion of paragraph 4 of the certifications. Accordingly, this Form 10-K/A includes the corrected certifications.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Filing, that was affected by the error has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date of the Original Filing. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the date of the Original Filing or modify or update those disclosures, including the exhibits to Original Filing affected by subsequent events; however, as mentioned above, this Form 10-K/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to "CSR," "we," "us," "our," "our Company," or "the Company" are to China Security & Surveillance Technology, Inc., a Delaware corporation and its direct and indirect subsidiaries. Unless the context otherwise requires, all references to

(i) "Safetech" are to China Safetech Holdings Limited, a British Virgin Islands corporation;

(ii) "CSST HK" are to China Security & Surveillance Technology (HK) Ltd., a Hong Kong corporation;

(iii) "Chain Star" are to Chain Star Investments Ltd., a Hong Kong corporation;

(iv) "Link Billion" are to Link Billion Investment Ltd., a Hong Kong corporation;

(v) "Allied Rich" are to Allied Rich Ltd., a Hong Kong corporation;

(vi) "Ocean Pacific" are to Ocean Pacific Technology Ltd., a Hong Kong corporation;

(vii) "CSST PRC" are to China Security & Surveillance Technology (PRC) Inc., a corporation incorporated in the People’s Republic of China;

(viii) "Golden" are to Golden Group Corporation (Shenzhen) Limited, a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(ix) "Cheng Feng" are to Shanghai Cheng Feng Digital Technology Co. Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(x) "Hongtianzhi" are to Shenzhen Hongtianzhi Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(xi) "HiEasy" are to HiEasy Electronic Technology Development Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(xii) "Minking" are to Changzhou Minking Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(xiii) "Tsingvision" are to Hangzhou Tsingvision Intelligence System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the company;

(xiv) "BVI" are to the British Virgin Islands;

(xv) "PRC" and "China" are to the People’s Republic of China;

(xvi) "U.S. dollar," "$" and "US$" are to United States dollars;

(xvii) "RMB" are to Yuan Renminbi of China;

(xviii) "Securities Act" are to Securities Act of 1933, as amended; and

(xix) "Exchange Act" are to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as "believe," "expect," "anticipate," "project," "target," "plan," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance, liquidity and capital resources and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

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

• Our ability to successfully integrate companies that we have acquired and to avoid or mitigate potential damages arising from risks associated with acquired companies and the legal structures utilized to effectuate acquisitions of these companies; and

• The risks identified in Item 1A. "Risk Factors," included herein.

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

Our net income, as reported in our results of operations in fiscal 2007, 2006 and 2005, was approximately $35.32 million, $22.93 million and $7.27 million, respectively. Our net income was materially impacted by depreciation and amortization of long-lived assets in the subsidiaries we acquired, non cash employee compensation recognized pursuant to SFAS 123 (R) and redemption accretion on convertible notes. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non cash employee compensation and redemption accretion on convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash components for the years ended December 31, 2007 and 2006.

All amounts in millions of U.S. dollars

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

All amounts in millions of U.S. dollars

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

All amounts in millions of U.S. dollars

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

The Chief Financial Officer and the Chief Executive Officer assessed the effectiveness of internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Financial Officer and the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Date: December 5, 2008

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

Signature	Capacity	Date

/s/ Guoshen Tu	Chairman, Chief Executive Officer and Director	March 10, 2008
Guoshen Tu	(Principal Executive Officer)

/s/ *	Chief Financial Officer and Director	March 10, 2008
Terence Yap	(Principal Financial Officer and Principal Accounting Officer)

/s/ *	Director	March 10, 2008
Runsen Li

/s/ *	Director	March 10, 2008
Peter Mak

/s/ *	Director	March 10, 2008
Robert Shiver

* By: /s/ Guoshen Tu
Guoshen Tu
Attorney-in-Fact

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

21	List of Subsidiaries ***

23.1	Consent of GHP Horwath, P.C. *

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a) *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a) *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Form of Restricted Stock Grant Agreement (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

99.2

Real Property Trust Agreement, dated August 21, 2006, by and between Zhiqun Li and Golden Group Corporation (Shenzhen) Limited. (English Translation) (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007).

*	Filed herewith.

**	Represents management contract or compensation plan or arrangement.

***	Filed with the Original Filing