Form 10-Q/A
period 2008-03-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2008-12-05
CIK 1260625

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

Commission File Number: 001-33774

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2008 of China Security & Surveillance Technology, Inc. (the "Company") is filed solely to amend Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" to remove the per-share information contained in the graphic disclosure of the Company’s non-cash components for the three months ended March 31, 2008 and 2007.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2008, as originally filed on May 5, 2008, that was affected by the error has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original report on Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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

All amounts in millions of U.S. dollars

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