Form 10-Q/A
period 2008-06-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2008-12-05
CIK 1260625

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

Yes ☐                      No ☒

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2008 of China Security & Surveillance Technology, Inc. (the "Company") is filed solely to amend Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" to remove the per-share information contained in the text and graphic disclosure of the Company’s non-cash components for the three months and six months ended June 30, 2008 and 2007.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended June 30, 2008, as originally filed on August 4, 2008, that was affected by the error has been amended and restated in its entirety. Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original report on Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

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

Our net income for the three months ended June 30, 2008 and 2007 was $7.74 million and $4.27 million, respectively. Our net income for the six months ended June 30, 2008 and 2007 was $12.23 million and $8.80 million, respectively. Our net income was materially impacted by depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation recognized pursuant to SFAS 123 (R) and redemption accretion on convertible notes. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation and redemption accretion on convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash components during the three months ended June 30, 2008 and 2007.

 All amounts in millions of U.S. dollars

	Three Months Ended June 30,
Non-cash items	2008	2007	Increase (Decrease)
Depreciation and amortization	$2.13	$1.08	$1.05
Depreciation and amortization (included in cost of goods sold)	0.20	--	0.20
Non-cash employee compensation	3.11	0.80	2.31
Redemption accretion on convertible notes	4.36	3.82	0.54
Total	$9.80	$5.70	$4.10

The following table summarizes the Company’s non-cash components during the six months ended June 30, 2008 and 2007:

All amounts in millions of U.S. dollars

	Six Months Ended June 30,
Non-cash items	2008	2007	Increase
Depreciation and amortization	$3.95	$1.89	$2.06
Depreciation and amortization (included in cost of goods sold)	0.29	--	0.29
Non-cash employee compensation	6.07	1.07	5.00
Redemption accretion on convertible notes	8.73	4.98	3.75
Total	$19.04	$7.94	$11.10

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