Form 10-K
period 2008-12-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2009-03-05
CIK 1260625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number: 1-33774

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0509431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, People's Republic of China, 518034

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

Yes ☐         No ☒

At June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there were 45,122,541 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the New York Stock Exchange) was approximately $392.8 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 49,983,211 shares of common stock outstanding as of March 3, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references to “CSR,” “we,” “us,” “our,” “our Company,” or “the Company” are to China Security & Surveillance Technology, Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to:

  “Allied Rich” are to Allied Rich Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  “Cheng Feng” are to Shanghai Cheng Feng Digital Technology Co. Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

  “Chain Star” are to Chain Star Investments Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  “Chuang Guan” are to Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd., a corporation incorporated in the People’s Republic of China;

  “Coson” are to Shenzhen Coson Electronic Co. Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

  “CSSD” are to China Security & Surveillance Distribution (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly owned subsidiary of the Company;

  “CSSM” are to China Security & Surveillance Manufacturing (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly owned subsidiary of the Company;

  “CSSS” are to China Security & Surveillance Services (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly owned subsidiary of the Company;

  “CSST HK” are to China Security & Surveillance Technology (HK) Ltd., a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  “CSST PRC” are to China Security & Surveillance Technology (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly owned subsidiary of the Company;

  “DIT” are to DIT Industry(H.K.) Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

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

  “Huge Long” are to Huge Long Limited, a Hong Kong corporation of which we have acquired the beneficial interest of all of its issued and outstanding capital stock;

  “Jin Lin” are to Shenzhen Jin Lin Technology Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

  “Kit Grant” are to Kit Grant Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  “Link Billion” are to Link Billion Investment Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

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

  “Multiwin” are to Multiwin International Holdings Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  “Ocean Pacific” are to Ocean Pacific Technology Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  “Safetech” are to China Safetech Holdings Limited, a British Virgin Islands corporation and a direct, wholly owned subsidiary of the Company;

  “Sharp Eagle” are to Sharp Eagle (HK) Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  “Sincere On” are to Sincere On Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

  “Stonesonic” are to Guangdong Stonesonic Digital Technique Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

  “Tsingvision” are to Hangzhou Tsingvision Intelligence System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

  “WDH” are to Shenzhen Wandaiheng Industry Limited, a corporation incorporated in the People’s Republic of China;

  “BVI” are to the British Virgin Islands;

  “PRC” and “China” are to the People’s Republic of China;

  “RMB” are to Yuan Renminbi of China;

  “U.S. dollar,” “$” and “US$” are to United States dollars;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

  “Securities Act” are to the Securities Act of 1933, as amended.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

  Our ability to attract new customers;

  Our ability to employ and retain qualified employees;

  Our ability to successfully integrate companies that we have acquired and to avoid or mitigate potential damages arising from risks associated with acquired companies and the legal structures utilized to effectuate acquisitions of these companies;

  Our ability to keep pace with technological developments in the surveillance and safety industry, and to develop and commercialize new products;

  Competition and competitive factors in the markets in which we compete;

  General economic and business conditions in China and in the local economies in which we regularly conduct business, which can affect demand for the Company’s products and services;

  Changes in laws, rules and regulations governing the business community in China in general and the surveillance and safety industry in particular; and

  The risks identified in Item 1A. “Risk Factors” included herein.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

PART I

ITEM 1. BUSINESS

Overview of Our Business

We are primarily engaged, through our indirect Chinese subsidiaries, in the manufacturing, distributing, installing, and servicing of surveillance and safety products and systems and developing surveillance and safety related software in China. Our customers are primarily comprised of (1) governmental entities, such as customs agencies, courts, public security bureaus, and prisons, (2) non-profit organizations, including schools, museums, sports arenas, and libraries and (3) commercial entities, such as airports, hotels, real estate, banks, mines, railways, supermarkets, and entertainment venues.

A majority of our revenues are derived from the provision of surveillance and safety packaged solutions, including manufacturing, installation and after-sale service maintenance of surveillance and safety systems. Because the majority of our revenues are derived from installations, they are generally non-recurring. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solutions are included for the first year following installation. Our customers may separately purchase maintenance services after the first year.

Our sales network covers most of China’s populated areas and we do not rely on any particular region for revenues. Our subsidiaries collectively have more than 150 branch offices and distribution points.

We have experienced strong growth over the past several years. Our revenues increased from $106.99 million in fiscal year 2006 to $427.35 million in fiscal year 2008, representing a compounded growth rate of approximately 99.9% . We strive to provide customer-driven, one-stop services to our clients and actively pursue acquisition prospects and other strategic opportunities. We have completed the following acquisitions since the beginning of fiscal year 2008:

  On April 2, 2008, we acquired 100% ownership of Kit Grant, a holding company that owns all of the outstanding equity of Stonesonic. Stonesonic is a leading monitoring equipment solutions provider in China that has a broad array of large flat-panel display equipment.

  On April 2, 2008, we acquired 100% ownership of Sincere On, a holding company that owns all of the outstanding equity of Longhorn. Longhorn specializes in the manufacture and installation of security alarm systems in China.

  On April 21, 2008, we acquired 100% ownership of Sharp Eagle, a holding company that owns all of the outstanding equity of Guanling. Guanling is the appointed sales agent of Panasonic, Axis and Samsung in China, for closed-circuit surveillance systems, public broadcasting equipment and plasma TV.

  On July 7, 2008, we acquired 100% ownership of Long Top, a holding company that owns all of the outstanding equity of Jin Lin. Jin Lin is primarily engaged in professional intelligent security monitoring systems and intelligent transportation system product development in China.

  On August 6, 2008, we entered into an equity transfer agreement with the shareholder of Huge Long under which we will acquire all of the issued and outstanding shares of capital stock of Huge Long through a series of transactions. We acquired beneficial interest in (but not record ownership of) 100% of all of the issued and outstanding capital stock of Huge Long on August 6, 2008 (the “First Closing”) and will acquire legal title and record ownership of all issued and outstanding shares of capital stock of Huge Long on or before December 31, 2009 (the “Second Closing”). Huge Long has entered into an equity transfer agreement to acquire WDH, which will close on or before December 31, 2009. The Second Closing is conditioned upon the acquisition by Huge Long of the legal title of WDH. WDH owns a parcel of land plot No. A524-0013 located at the south of Ban Gong Chang Road, Guangming Street, Bao’an District, Shenzhen (the “Industry Park”). We were granted an exclusive right to use the Industry Park at the First Closing.

  On November 11, 2008, we acquired 100% ownership of DIT, a Hong Kong-based company, which has an international distribution network of surveillance and safety products covering the United States, Japan and Europe.

  On January 12, 2009, we acquired 100% ownership of Multiwin, a holding company that owns all of the outstanding equity of Coson. Coson is an intelligent access control solution provider and provides control access solutions to a wide ranging group of clients that include government buildings, banks, post offices, universities, and large residential properties in China.

Our Corporate History and Corporate Structure

We were originally incorporated in the BVI on April 8, 2002 under the name “Apex Wealth Enterprises Limited.” Until our reverse acquisition of Safetech in September 2005, our business strategy and ownership changed several times. In September 2005, we acquired all of the capital stock of Safetech in exchange for shares of our capital stock. This share exchange transaction resulted in a change of the ownership control of the Company. As a result of the Safetech acquisition, our business became the business of our indirect, wholly-owned Chinese subsidiaries. In November 2006, we changed our domicile from the BVI to Delaware by merging into a newly incorporated Delaware corporation, China Security & Surveillance Technology, Inc. We are currently headquartered in Shenzhen, China.

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure as of December 31, 2008:

(Click here or on the chart to view a full-size version)

* CSR acquired the beneficial interests of Huge Long Limited on August 6, 2009 and will acquire its legal ownership on or before December 31, 2009.

Segment Information

In fiscal year 2008, our operations were comprised of three reportable segments:

  The Installation Segment provides design, sale, installation, service and monitoring of electronics surveillance and safety systems to residential, commercial, industrial and governmental customers;

  The Manufacturing Segment provides design, manufacturing and sales of surveillance and safety products, including intrusion security, access control and video management systems;

  The Distribution Segment provides distribution and sales of surveillance and safety products and services, including intrusion security, access control and video management systems;

In 2009, we added two new segments: a software segment and a service segment. The software segment provides development and sales of surveillance and safety software and systems (the “Software Segment”) and the service segment provides surveillance and safety services and maintenance (the “Service Segment”). Both the Software Segment and the Service Segment are currently in the development stage. With these five segments, we are able to provide one-stop service to our customers, including not only products, but also services, installations, maintenance, software, system upgrading, and other related solutions, which we believe many of our competitors cannot match.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 of the Consolidated Financial Statements appearing elsewhere in this annual report. For a discussion of the risks attendant to our foreign operations, please see “Item 1A – Risk Factors.”

Installation Segment

Our Installation Segment performs installations of surveillance and safety products and systems for customer projects. It also provides project design, material supply, engineering, and operating maintenance. It is organized into a number of divisions and has certain core long-term partners. The Installation Segment focuses on projects providing total surveillance and safety systems and installations for different industries. The Installation Segment has seven divisions that target a number of markets. The seven divisions, each representing a different target market, are: (1) the Safe City Project Division (see discussion of the “Safe City” Project below), (2) the Solution Division, (3) the Home Security Division, (4) the Conventional Project Division, (5) the Emergency Command Division, (6) the Environment Safety Monitoring Division, and (7) the International Project Management Division. Our Installation Segment has provided these services in China for about 8 years and has successfully completed an estimated 30 projects in 2008.

In 2004, the Chinese government promulgated the “Safe City” (or “Plan 3111”) initiative, which requires about 660 cities throughout China to install and operate street surveillance, and we are a government-approved Safe City vendor.

Our Installation Segment consists of two operating subsidiaries: Golden and CSST PRC. In 2008, Golden and CSST PRC together accounted for approximately 72.9% of our revenues from the supply and installation of surveillance and safety systems for various projects involving railways, schools, banks, highways, commercial buildings, and public security and government entities, among others.

With the seven divisions each targeting different markets, our Installation Segment is devoted to constructing Safe City projects as well as many other surveillance and safety projects in China. Its one-stop technical support and service system including project design, material supply, engineering and operating maintenance offers an all-covered solution.

Manufacturing Segment

Our Manufacturing Segment manufactures a variety of products, including detectors, access controllers, high speed demo video cameras, box cameras, digital video recorders (DVRs), video management systems, monitors, screens, computer software and systems, and accessories. The Manufacturing Segment also designs, sells and develops these products. It markets its products individually and as bundled packages of services and features.

Our Manufacturing Segment also focuses on developing technology independently and in collaboration with our other business segments to improve product quality, functionality and efficiency, reduce costs, and develop new products.

In 2008, we derived approximately 18.4% of our revenues from sales of manufactured products, excluding products sold in connection with the installation projects described above. The acquisition in 2007 of Hongtianzhi, HiEasy and Minking and the recent acquisitions of Stonesonic, Longhorn, and DIT increased, and are expected to continue to enhance, our manufacturing capacity.

The following seven subsidiaries operate in our Manufacturing Segment:

  CSSM. CSSM is responsible for the planning, manufacturing, marketing, research and development of surveillance and safety products produced by our Manufacturing Segment subsidiaries. CSSM also provides general corporate services to all other subsidiaries in the Manufacturing Segment. It was established to integrate the internal resources of our Manufacturing Segment to enhance our ability to provide one-stop shopping services, and acts as the main customer service contact for our Manufacturing Segment customers.

  Minking. Minking specializes in the production, research, and development of closed-circuit television, or CCTV products, such as IP network high-speed dome cameras, pressure high-speed dome cameras, and intelligent high-speed dome cameras.

  HiEasy. HiEasy is engaged in Audio & Video CODEC technology research and manufacturing.

  Hongtianzhi. Hongtianzhi is a security digital camera manufacturer. Its products include video cameras, digital video cameras, , systems, and monitors.

  Stonesonic. Stonesonic is a monitoring equipment solutions provider that engages in developing, manufacturing and promoting the terminal product of broadcasting TV, screen, industrial monitoring, and medical treatment monitoring. It is one of the largest professional monitor manufacturers in China as measured by production output and a provider of CCTV monitors.

  Longhorn. Longhorn specializes in the manufacture and installation of safety alarm systems in China and manufactures intruder alarm products, including a full range of motion detectors, control panels, sirens, smoke and gas detectors, and alarm accessories.

  DIT. DIT focuses on consumer safety system integration and export and positions itself as a “one-stop source” surveillance and safety vendor. Its products and services cover consumer security systems and professional surveillance and safety solutions. DIT has an international distribution network of surveillance and safety products covering the United States, Japan and Europe.

Distribution Segment

In 2008 we established a Distribution Segment for distribution and marketing of surveillance and safety products and solutions. Our Distribution Segment has established distribution offices nationwide. Our Distribution Segment’s sales network covers most of China’s populated areas and does not rely on any particular region for our business. The Distribution Segment sells surveillance and safety products, including intrusion security, access control, DVR, CCTV, and video management systems to our clients. Our Distribution Segment acts as the distributor for our own brands as well as other international brands and Chinese brands.

Currently, the following three major subsidiaries operate under the Distribution Segment:

  CSSD. CSSD is responsible for the distribution, marketing and sales of surveillance and safety products and solutions produced by our subsidiaries in China. It also provides general corporate services to all other subsidiaries in the Distribution Segment.

  Cheng Feng. Cheng Feng distributes all components of our video surveillance systems, including speed domes, DVRs, compression boards, video servers, and other fixed cameras.

  Guanling. Guanling is engaged in the business of selling CCTV systems, security alarm systems, common safety systems, public broadcast equipment, biometrics systems, plasma display TVs, and other related security products.

Our Distribution Segment is not only a one-stop shop for our own products but also a sales platform for many other Chinese and international brands in the Chinese surveillance and safety market.

Software Segment

We established a Software Segment in 2009 that develops and sells surveillance and safety software, including surveillance systems software, DVR systems software, NVR (net video recorder) systems software and ITS (intelligent traffic system) software. Our Software Segment develops software independently. The Software Segment markets its software independently and as a part of bundled packages with our other segments’ products.

The following two subsidiaries operate in our Software Segment:

  Tsingvision. Tsingvision is mainly engaged in the research, development, manufacture, and sales of computer software for surveillance systems such as surveillance systems software and intelligent control platforms for network video software.

  Jin Lin. Jin Lin is engaged in the research, development, manufacture, and sales of Information Technology System software and intelligent traffic systems software.

Currently, our Software Segment is in the developmental stage. We plan to develop this segment into a significant part of our business by continuing to develop new technologies and software products.

Service Segment

We also established a Service Segment in 2009 that provides general services to our clients. Our Service Segment offers a full range of surveillance and safety services, including products and solutions’ post-sale, maintenance services, software upgrading services, and security guard services.

Currently, CSSS is our only subsidiary operating in the Service Segment. We plan to develop CSSS into a major surveillance and safety customer services center for the industry.

Our Products

We manufacture the key components of surveillance and safety products, and rely on third-party electronic assembling companies to assemble the final products utilizing our technology. All of our final products are fully branded and developed independently. Our Manufacturing Segment manufactures most of our hardware products and our software is mainly produced by Tsingvision, one of the subsidiaries in our Software Segment. Our main products include standalone DVRs, embedded DVRs, mobile DVRs, digital cameras, intelligent control system software platforms, perimeter security alarm systems, monitors, and auxiliary apparatuses.

  Standalone DVRs

Our standalone DVR stores digital images captured by security cameras. It also controls the recording functions of the cameras and manages the storage of the data. This product has a pre-installed surveillance software system developed by us, which enables it to perform access control and recording functions. It also has an upgradable hard drive which allows clients to customize the digital storage capacity, network server functions, which allow clients to access the digital images via Internet, MPEG-4 video compression, which allows for more efficient compression of the images and higher image quality, and 4-16 signal input channels, which allows 4 to 16 cameras to be connected to the standalone DVR. This product has the competitive features of small size, low cost and high reliability. The primary markets for this product are small- to medium-size businesses, non-profit organizations and private residences. It is generally used for small-scale surveillance and safety needs.

  Embedded DVRs

Similar to our standalone DVR, our embedded DVR provides recording and compression functions. It has a pre-installed surveillance software system developed by us, upgradable hard drive, network server function, MPEG-4 video compression, and 4-36 signal input channels, and uses Microsoft’s Windows operating system. As compared to our standalone DVR, the embedded DVR has higher capacity to accommodate the recording functions for a greater number of cameras. In addition, it is operated via Microsoft’s Windows operating system. The primary markets for these products are large projects and community security projects.

  Mobile DVRs

Similar to our standalone DVR, our mobile DVR is smaller in size and has a maximum of 4 ports. The mobile DVR can be installed in a vehicle and enables recording of digital video images within the vehicle’s cabin. This product is easily installable, supports Global Positioning System/General Packet Radio Service and has 1 to 4 signal input channels and MPEG-4 video compression. The primary markets for this product are the transportation industry and governmental agencies.

  Real-Time Hard-Compression Coding Cards

Our real-time hard-compression coding card includes a Philips PNX 170X high frequency single digital signal processor (DSP) chip and works with 4-channel enhanced Common Intermediate Format images. This product contains an enhanced H.264 algorithm that is four times the complexity of the usual H.264 algorithm, and it is especially suitable for network transmission and recording for long periods. The product supports motion detection, target detecting, on-screen display, area mosaics, and watermark encryptions. It also contains advanced motherboard and display card compatibility technology, allowing it to work with a variety of major and common motherboards and display cards. It is especially suitable for network transmission in finance, manufacturing and transportation industries.

  DVR Compression Boards

Our DVR compression board is a professional digital security product that adopts the most advanced H.264 video compression algorithm and Ogg Vorbis audio compression technology. The product uses a fully optimized algorithm based on DSP technology to implement video and audio real-time coding and active video and audio preview and motion detection. Video images are directly transmitted from board to display frame buffer and compressed stream data is also directly sent to the host computer’s memory. The transmission does not use the host computer processor, saving significant computer processor resources. One personal computer can support up to 64 channels for video and audio input, and the parameters of each channel can be set independently and will not affect one other. We provide application software for these cards.

  Digital Cameras

Digital cameras can be easily installed in most locations on a customer’s site. The range of cameras that we produce and sell includes high-speed dome cameras, which can view 360 degrees, pan, zoom, and tilt, all at high speed, color Charge Coupled Device (CCD) cameras, indoor color CCD dome cameras, color/black and white CCD flying saucer cameras, infrared CCD multi-function cameras, mini-digital signal processing cameras, indoor standalone sphere CCD cameras, and network high-speed sphere CCD cameras.

  Intelligent High-Speed Dome Cameras

Our intelligent high-speed dome camera is an integrated camera system using high-speed, spherical, 360-degree movement. The high-speed dome camera is developed with a shield and platform. The shield protects the camera while the platform provides greater control over the camera’s direction and view. Our brand of intelligent high-speed dome camera has received from Changzhou Products Supervision & Inspection Institute a special certificate of International Electrotechnical Commission IP68 standard for dust tight and water proofing, and uses pre-error automatic calibration to ensure stability, proper rotational movement and greater rotational working life.

Our intelligent high-speed dome camera is mostly used in mountainous, wet and unstable conditions. In addition, we are the general agent for the intelligent high-speed dome camera products of South Korea CNB and in charge of its sales in China.

  Intelligent Control System Software Platforms

Our intelligent control system software platforms are used for the management of all integration of security equipment and IP-based network security management software. We have the following two platform types: CF-SRP (an intelligent integrated security management system) and CF-SNP (an integrated network security platform management system). We will continue to strengthen our software development platform[s] with a more organic combination with hardware and software to achieve greater success in bidding Safe City projects.

  Perimeter Security Alarm Systems

Our perimeter security alarm system is a motion sensor which concentrates on protecting all of the accessible entry points and prevents intrusion at home. The alarm system is highly resistant to interference and influence by environmental effects and the surrounding magnetic field.

  Monitors

Our security monitors provide high-definition video, reliability and color reducibility, including SVM LCD monitors, SVM CRT monitors and other high-quality monitors.

The SVM series are based on the latest 3D digital graphic design technology. The structure of the product adopts the single-oriented design which embodies the light, thin characteristics of both the LCD and CRT products.

Our other monitor products include LCD multiple screen combination panel walls, LCD advertising players, built-in quadruple LCD/CRT monitors, IP monitor, and progressive scanning color digital monitors.

None of these products accounted for more than 10% of our revenues in 2008.

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

The main suppliers to our subsidiaries are: Jing Fei Ya (Shenzhen) Electronics Technology Co., Ltd., Ming Xun Da (Shenzhen) Electronics Technology Co., Ltd., An De Li Photoelectricity Co., Ltd., Jiadu Xinhuasheng (Guangzhou) Computer Technology Co., Ltd., Tian Xu (Shenzhen) Trading Co., Ltd., Jia Rui Feng (Shenzhen) Technology Co., Ltd., Xingjielian (Beijing) Electronics Technology Co., Ltd., Mengxiangjia (Guangzhou) Electronics Technology Co., Ltd., Kin Kit Electronic Co., and Sony Corporation of Hong Kong Ltd. None of our suppliers accounted for more than 10% of the total cost of goods sold in 2008.

Our Distribution, Marketing, Customers and Customer Programs

Our customers are primarily (1) governmental entities, such as customs agencies, courts, public security bureaus, and prisons, (2) non-profit organizations, including schools, museums, sports arenas, and libraries and (3) commercial entities, such as airports, hotels, real estate, banks, mines, railways, supermarkets, and entertainment venues. Because a large percentage of our revenues derive from the installation of surveillance and safety systems which are generally non-recurring, we do not rely on one single or a small group of customers. No one single customer accounted for more than 10% of our total revenue in 2008. We generally do not generate significant revenues from any existing client after the installation project is completed unless that client has additional installation sites for which our services might be required.

We have developed a multi-tiered marketing plan, allowing us to effectively market products and services to our clients. We sell most of our products and services through our own distribution network. Our distribution and sales networks cover most of China’s populated areas and we do not rely on any particular region for our business. Our subsidiaries collectively have more than 150 branch offices and distribution points.

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

We have also been marketing and promoting our products through the following means:

  participating in various industrial shows to display our products;

  advertising in industrial magazines and periodicals to introduce and promote our products;

  publishing our own magazine, which is distributed to our suppliers and sales agents so that they can better understand our Company and strengthen their confidence in us; and

  utilizing the internet to promote our products, such as the public safety network and Chinese Security Association network.

Competition

There are many companies in China engaged in the business of manufacturing surveillance and safety products and designing and installing surveillance and safety systems. The surveillance and safety industry in China is still nascent and no company has obtained the dominating position. In addition, it is difficult in the surveillance and safety industry for very large companies to reap benefits from their size, because most of surveillance and safety projects require the product to be specially tailored to meet customers’ individual requirements.

In the surveillance and safety industry, competition is based on price, product quality, ability to distribute products, and ability to provide after-sales service.

We believe China Network Communication Corporation and China Telecommunications Corporation are the two major competitors with respect to our Installation Segment. Our major competitors in China with respect to our Manufacturing Segment are Samsung (Tianjin) Electronics Co., Ltd., Shenzhen Skyworth Qunxin Security Technology Co., Ltd., SAE Electronic Co., Ltd, and Hangzhou Hikvision Digital Technology Co., Ltd. We believe Zhejiang Dahua Technology Co., Ltd., a China-based surveillance equipment provider, is the major competitor of our Distribution Segment. Huawei Technologies Co., Ltd., Nanwang Information Industry Group Co., Ltd., Harbin Synjones Electronic Co., Ltd., and Shenzhen SED Electronic Equipment Co., Ltd. are the major competitors of our Software Segment.

Additional competition comes from international companies, such as General Electric and Honeywell. Some of our international competitors are larger than we are and possess greater name recognition, assets, personnel, sales, and financial resources. However, these competitors generally have higher prices for their products, and most of them do not have distribution networks in China that are as developed as ours.

We believe that the range of our product and service offerings, our brand recognition by the market, our capital resources, our relatively low labor costs, and our extensive distribution channels enable us to compete favorably in the market for the surveillance and safety products and services that we offer in China.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. As of December 31, 2008, we held 76 patents and had 44 patent applications pending.

As of December 31, 2008, we held 29 trademarks and had 30 trademark applications pending.

We protect our trade secrets through confidentiality provisions of the employment contracts we enter into with our employees. In addition, our engineers are generally divided into different project groups, each of which generally handles only a portion of the project. As a result, no one engineer generally has access to the entire design process and documentation for a particular product.

Employees

We have approximately 3,500 full-time employees. Approximately 450 of them are administrative and accounting staff, approximately 380 of them are research and development staff and approximately 580 of them are engineers and sales staff.

Approximately 750 employees are located in Shenzhen, and the rest of our employees are located in various branches throughout China. Approximately 57% of our employees have bachelor degrees, and most of these majored in computer science.

As required by applicable Chinese law, we have entered into employment contracts with most of our officers, managers and employees. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to contribute monthly to the plan at the rate of 23% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

With the expansion of our business operations and several anticipated acquisitions, we expect that the number of our employees will increase in the next 12 months.

Backlog

As of December 31, 2008, 2007 and 2006, we had a backlog of unfilled orders for our products of $88.54 million, $60.5 million and $22.4 million, respectively.

Research and Development

Currently, we have approximately 380 employees devoted to our research and development efforts, which are aimed at finding new varieties of products, improving existing products, improving overall product quality, and reducing production costs. We plan to set up three research and development centers located in Shenzhen, Wuhan and Hangzhou, respectively. We spent approximately $1.89 million, $0.35 million and $0.21 million in research and development activities during 2008, 2007, and 2006, respectively.

Government Regulation

All surveillance and safety products produced in China must satisfy testing by the China Public Security Bureau, and manufacturers of such products must receive the Security Technology Protection Product Manufacturing Permit from the provincial agency. We satisfactorily completed this testing in 2002 and also received a permit from Guangdong province in May 2003. In addition, we have a license from the Guangdong province for the design, installation and repair of security protection systems.

Because most of our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period of up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificates for the properties described under “Item 2 - Properties.” See “Item 2 - Properties” for more details.

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

Available Information

Our internet website is at www.csst.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to our Secretary, China Security & Surveillance Technology, Inc., 13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, China, 518034. The information posted on our web site is not part of this or any other report we file with or furnish with the SEC. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.

Executive Officers

CSR’s executive officers as of March 4, 2009 are as follows:

Name	Age	Positions
Guoshen Tu	43	Chairman and Chief Executive Officer
Terence Yap	37	Chief Financial Officer
Daiyou Qian	38	Chief Strategy Officer
Lizhong Wang	43	Chief Operating Officer

     Guoshen Tu. Mr. Tu has been our Chief Executive Officer and a director since September 2005. From 1994 to 1996, Mr. Tu was the Chief Executive Officer of Jiangxi Golden Motuo Che Zhizhao Co., Ltd. From 1996 to 2004, Mr. Tu was the Chief Executive Officer of Jiangxi Golden Group Limited. From 2004 to 2005, Mr. Tu was the Chief Executive Officer of Golden. Mr. Tu received an EMBA from Peking University.

     Terence Yap. Mr. Yap has served as our Chief Financial Officer since January 2007, and as our director and Vice Chairman since March 2006. Mr. Yap was the President, CEO and a director of Digital Network Alliance International, Inc., a Delaware company which is engaged in the business of providing satellite internet connections to customers in the Asia Pacific region, including Hong Kong, Singapore, Indonesia, Bangladesh, Pakistan, and Mongolia, and the business of providing managed broadband services to commercial office buildings and apartment buildings in Singapore and Hong Kong. Digital Network Alliance International, Inc., is a U.S. reporting company. Mr. Yap has been affiliated with Digital Network Alliance International, Inc. and its affiliated entities since January 2002.

     Daiyou Qian. Mr. Qian has served as our Chief Strategy Officer since January 2009 and our Chief Operating Officer from January 2008 to January 2009. He founded Tsingvision in 2003 which was acquired by the Company in July 2007. From April 2005 to December 2007, Mr. Qian was the general manager of Tsingvision. Mr. Qian was also an associate professor at Hangzhou Normal University from April 2005 to June 2007. From December 1995 to April 2005, Mr. Qian was a senior engineer of CETC Institute 52 (China Electronics Science and Technology Corporation, the Institute).

     Lizhong Wang. Mr. Wang has served as our Chief Operating Officer since January 2009 and our Chief Administrative Officer and president of CSST PRC since January 2008. From August 2006 to December 2007, he served as the vice president and president of Golden. Prior to joining Golden, Mr. Wang was the vice chairman of CPPCC and People’s Congress of Qingyuan district, Ji’An city. Mr. Wang holds an EMBA from the Centenary College, U.S.A., and a B.A and M.A. in Economics from the Party School of the Central Committee of C.P.C, China.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Due to the nature of our business, we do not have significant amounts of recurring revenues from our existing customers and we are highly dependent on new business development.

Most of our revenues derive from the installation of surveillance and safety systems which are generally non-recurring. Our customers are primarily governmental entities, non-profit organizations and commercial entities, such as airports, customs agencies, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment enterprises. We manufacture and install security systems for these customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have manufactured and installed a system at any particular customer site, we have generated the majority of revenues from that particular client. We would not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future.

A decrease or delay in state or local mandating and funding of surveillance and safety system installation and operation may cause our revenues and profits to decrease.

We depend substantially on national, state and local government laws mandating and funding surveillance and safety system installation and operation in China. We expect that this dependence will continue for the foreseeable future. If China’s priorities change, whether due to tightening budgets, shifting policy, or otherwise, initiatives such as the Safe City Project may be abandoned or cut back, and our financial condition and results of operations may suffer material adverse effects.

Our products often are subject to government testing, inspection and approval.

We frequently supply products and services pursuant to agreements with general contractors or government agencies. The successful completion of our obligations under these contracts is often subject to satisfactory testing, inspection and approval of such products and services. Although we endeavor to satisfy the requirements of each of these contracts to which we are a party, no assurance can be given that the necessary approval of our products and services will be granted on a timely basis or at all, and that we will receive any payments due to us. In some cases, we may be dependent on others to complete these projects which may also delay payments to us. Any failure to obtain these approvals and payments may have a material adverse effect on our business and future financial performance.

We face risks related to general domestic and global economic conditions and to the current credit crisis.

Our current operating cash flows, which combined with access to the credit markets, provides us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate that has impacted demand for our products and services, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

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

Our business could be adversely affected by reduced levels of cash, whether from operations or from borrowings.

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. Our operating and financial performance may generate less cash and result in our failing to comply with our credit agreement covenants. We were in compliance with these covenants in 2008 and expect to be in compliance with these covenants during fiscal 2009. However, our ability to remain in compliance in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

We sometimes extend credit to our customers. Failure to collect the trade receivables or untimely collection could affect our liquidity.

We extend credit to some of our customers while generally requiring no collateral. Generally, our customers pay in installments, with a portion of the payment upfront, a portion of the payment upon receipt of our products by our customers and before the installation, and a portion of the payment after the installation of our products and upon satisfaction of our customer. Sometimes, a small portion of the payment will not be paid until after a certain period following the installation. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected.

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

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Mr. Guoshen Tu; our CFO, Mr. Terence Yap; our Chief Strategy Officer, Mr. Daiyou Qian; and our Chief Operating Officer, Mr. Lizhong Wang. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our growth strategy has required us to make acquisitions and to make additional acquisitions in the future, which could subject us to significant risks, any of which could harm our business.

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms. In 2008, we acquired a 100% ownership interest in Stonesonic, Longhorn, Guanling, Jin Lin, and DIT. In addition, we established an exclusive cooperation relationship with Chuang Guan and DM. We have also entered into letters of intent to acquire several other companies. Over time, we may acquire or make investments in other providers of products that complement our business and other companies in the security industry. The successful integration of these companies and any other acquired businesses require us to:

  integrate and retain key management, sales, research and development, production and other personnel;

  incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

  coordinate research and development efforts;

  integrate and support pre-existing supplier, distribution and customer relationships; and

  consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

  diversion of management’s attention from running our existing business;

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

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $106.99 million in 2006 to $240.19 million in 2007, and to $427.35 million in 2008. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

Management's estimates and assumptions affect reported amounts of expenses and changes in those estimates could impact operating results.

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually, and the results of such testing may adversely affect our financial results. We use a variety of valuation techniques in determining fair value. The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded, and actual results may differ significantly from the estimates and assumptions used.

We recognize deferred tax assets and liabilities for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the realizability of the deferred tax assets, management makes certain assumptions about whether the deferred tax assets will be realized. We expect the deferred tax assets currently recorded to be fully realizable, however there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

Our facilities, or facilities of our customers or suppliers, could be susceptible to natural disasters.

All of our facilities, and many of the facilities of our customers and suppliers, are located in China. Natural disasters, such as floods and earthquakes, occur frequently in China, and they pose substantial threats to businesses with operations there. As a developing country, China’s emergency-response ability is limited, and its ability to provide emergency reconstruction and other aid to businesses affected by natural disasters is limited. Should a natural disaster severely damage one of our facilities, or damage a major facility of one or more of our significant customers or suppliers, our business could be materially disrupted.

In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability.

We carry insurances that our management consider customary and adequate. The laws of the jurisdictions in which we operate, may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be materially and adversely affected.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

  seasonality inherent in the surveillance and safety industry;

  variations in profit margins attributable to product mix;

  changes in the general competitive and economic conditions;

  delays in, or uneven timing in the delivery of, customer orders;

  the introduction of new products by us or our competitors; and

  delays in surveillance and safety funding and budgetary restraints on national and local government spending.

Period to period comparisons of our results should not be relied on as indications of future performance.

We could face liability for our failure to respond adequately to alarm activations.

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures that may be inherent in other businesses. In the event of litigation with respect to such matters, our financial condition and results of operations could be materially and adversely affected. In addition, the costs of such litigation could have an adverse effect on us.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of national and local authorities in the PRC. In certain jurisdictions, we are required to obtain licenses or permits and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

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

Before the implementation of the new enterprise income tax (“EIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC, unless granted by Chinese government to enjoy preferential tax treatments, such as “two-year exemption and three-year half reduction”, are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate within 5 years until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire.

As a result, our subsidiary Golden was subject to an EIT rate of 15% in 2008. Cheng Feng and Tsingvision were subject to an EIT rate of 12.5% in 2008 due to the software and high technology company status. Hongtianzhi is located in Shenzhen and its 2008 EIT rate was 9% as it receives lower EIT rate as a high-tech company. Minking was subject to an EIT rate of 15% in 2008 due to its status as a high-tech company. CSSM, HiEasy, Stonesonic and Guanling were each subject to an EIT rate of 25%. CSST PRC, Longhorn and Jin Lin were exempted from EIT in 2008. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on the Company’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise”. If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income would be subject to PRC income tax of 25.0% .

If the PRC tax authorities determine that China Security & Surveillance Technology, Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the EIT at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and the Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

Safetech is a BVI company, while our operating subsidiaries are PRC or Hong Kong companies, and most of our officers and directors reside outside the United States. Therefore, certain judgments obtained against our Company by our shareholders may not be enforceable in the BVI or China.

Safetech is a BVI company and our operating subsidiaries are PRC or Hong Kong companies. Most of our officers and directors reside outside of the United States. All or substantially all of our assets and the assets of these persons are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon our Company or such persons or to enforce against it or these persons the United States federal securities laws, or to enforce judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States, including the Securities Act and the Exchange Act.

RISKS RELATED TO OUR RECENT HIGH YIELD AND CONVERTIBLE NOTES

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.

On February 16, 2007, we entered into a notes purchase agreement with Citadel Equity Fund Ltd. (“Citadel”) as well as indentures and an investor rights agreement, relating to the purchase and sale of $60 million Guaranteed Senior Unsecured Notes Due 2012. On April 24, 2007, we entered into another notes purchase agreement with Citadel, as well as indentures and an amended and restated investor rights agreement, relating to the purchase and sale of $50 million Guaranteed Senior Unsecured Notes Due 2012. The two convertible notes are referred to herein as the “Notes.”

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

  increase our vulnerability to general adverse economic and industry conditions;

  require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

  restrict us from making strategic acquisitions or pursuing business opportunities;

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

A covenant in our indentures with Citadel may obligate us to repurchase the Notes from the holders of such notes, though at such time we may not possess sufficient liquidity to satisfy such obligations.

Pursuant to the indentures with Citadel, if our chairman and chief executive officer, Mr. Guoshen Tu, ceases to be the beneficial owner of at least twenty percent of our outstanding capital stock, we will be obligated to submit an offer to the holders of the Notes to repurchase the Notes within 30 days, in whole or in part at the discretion of the individual note holders, at a price determined by the terms of the indentures.

On January 11, 2008, Whitehorse Technology Limited (“Whitehorse”), a company organized in the British Virgin Islands and which is wholly owned by Mr. Tu, issued and sold $50,000,000 in aggregate principal amount of Exchangeable Senior Notes due 2012 (the “Whitehorse Notes”) to third party investors not affiliated with us. In connection with this transaction, Whitehorse and Mr. Tu pledged shares of our common stock that are directly and indirectly beneficially owned by Whitehorse and Mr. Tu, respectively, to secure the Whitehorse Notes.

We are not a party to any of the Whitehorse Note agreements and did not make any representations, warranties or covenants in connection with the Whitehorse Notes. However, Whitehorse and Mr. Tu agreed to pledge their shares of our common stock to secure their obligations under the Whitehorse Notes. In addition, pursuant to the Whitehorse Notes, if the market price of the shares pledged by Whitehorse and Mr. Tu falls below $150,000,000, Whitehorse and Mr. Tu are obligated to pledge such number of additional shares in order to increase the aggregate value of all of the pledged shares to $150,000,000. Whitehorse and Mr. Tu have pledged approximately 14.7 million shares of our common stock and the value of such shares is currently under $150,000,000. We have been informed by Whitehorse and Mr. Tu that Whitehorse and Mr. Tu have entered into a side letter with the noteholders in November 2008 (the “Side Letter”) under which the noteholders agreed to forbear from declaring an event of default with respect to the Whitehorse Note solely as a result of Whitehorse and Mr. Tu’s failure to pledge additional shares as long as Whitehorse and Mr. Tu make timely payment according to the amortization schedule as set forth in such Side Letter. Whitehorse and Mr. Tu have informed us that no event of default has been declared as of the date of this annual report.

Failure on the part of Whitehorse and Mr. Tu to meet their obligations under the Whitehorse Notes agreements and/or the Side Letter may trigger a default under the Whitehorse Notes and would permit the noteholders to accelerate the Whitehorse Notes and foreclose on the shares of our common stock that were pledged by Whitehorse and Mr. Tu. Since our financing arrangement with Citadel provides for an acceleration of the amounts owed by us to Citadel if Mr. Tu does not, directly or indirectly through Whitehorse, maintain a specified ownership percentage in our outstanding capital stock, such a foreclosure by the noteholders could potentially trigger the acceleration of our payment of the Citadel loan. If that occurs, our liquidity, financial condition, and results of operations would be adversely affected.

RISKS RELATED TO OUR INDUSTRY

Seasonality affects our operating results.

Our sales are affected by seasonality. Our revenues are usually higher in the second half of the year than in the first half of the year because fewer projects are undertaken during and around the Chinese spring festival.

Our success relies on our management’s ability to understand the highly evolving surveillance and safety industry.

The Chinese surveillance and safety industry is nascent and rapidly evolving. Therefore, it is critical that our management is able to understand industry trends and make good strategic business decisions. If our management is unable to identify industry trends and act in response to such trends in a way that is beneficial to us, our business will suffer.

If we are unable to respond to the rapid changes in our industry and changes in our customer’s requirements and preferences, our business, financial condition and results of operations could be adversely affected.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers and market share. The surveillance and safety industry is characterized by rapid technological change. Sudden changes in customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the surveillance and safety industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

  enhance our existing products and services;

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

We may not be able to maintain or improve our competitive position of strong competition in the surveillance and safety industry, and we expect this competition to continue to intensify.

The Chinese surveillance and safety industry is highly competitive. In addition, since China joined the World Trade Organization, we also face competition from international competitors. Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

Our business and reputation as a manufacturer of high quality surveillance and safety products may be adversely affected by product defects or performance.

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

  the higher level of government involvement;

  the early stage of development of the market-oriented sector of the economy;

  the rapid growth rate;

  the higher level of control over foreign exchange; and

  the allocation of resources.

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

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of surveillance and safety investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

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

Most of our sales revenue and expenses are denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (the “SAFE”), by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in Renminbi and our financial results are reported in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Our common stock started trading on the New York Stock Exchange under the symbol “CSR” on October 29, 2007. The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the New York Stock Exchange. Reported average daily trading volume in our common stock for the three months immediately prior to March 3, 2009, was approximately 528,866 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

  any stockholder wishing to properly bring a matter before a meeting of stockholders must comply with specified procedural and advance notice requirements; and

  any vacancy on the board of directors, however the vacancy occurs, may be filled by the directors.

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2008 and December 31, 2008, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $4.38 and $21.85. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

  our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

  changes in financial estimates by us or by any securities analysts who might cover our stock;

  speculation about our business in the press or the investment community;

  significant developments relating to our relationships with our customers or suppliers;

  stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the surveillance and safety parts or surveillance and safety industries;

  customer demand for our products;

  investor perceptions of the surveillance and safety parts and surveillance and safety industries in general and our company in particular;

  the operating and stock performance of comparable companies;

  general economic conditions and trends;

  major catastrophic events;

  announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

  changes in accounting standards, policies, guidance, interpretation or principles;

  loss of external funding sources;

  quarterly fluctuation in operating results, as described above;

  sales of our common stock, including sales by our directors, officers or significant stockholders; and

  additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, the securities markets in the United States, China and other jurisdictions recently experienced the largest decline in share prices in years. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

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

We currently have land use rights to approximately 134,705 square meters of land in various parts of China, including Shenzhen, Shanghai, Chaozhou, Changzhou, Wuhan and Taihe. We use these land to operate manufacturing facilities, office buildings and a research and development centre. The chart below lists all facilities owned by us.

Location	Type of Facility	Size of the Land (Square Meters)	Size of the Building (Square Meters)
4/F, Building 3, Shaige Technology Park, Futian District, Shenzhen	Office	--	1,252
13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen *	Office	--	2,069
3/F, Block 89, No. 1122, Qin Zhou North Road, Shanghai	Office	--	1,139
No.65 – 12, Xing Gang Rod, Zhong Lou Economic Development District, Changzhou, Jiang Su Province	Office and Manufacturing	19,000	15,646
Shouge Life District, TaiHe, Jiangxi Province	Manufacturing	16,030	--
1/F - 3/F, Block A2, No. 1, Guanshan Road, Donghu New Technology Development District , Wuhan, Hubei Province 1/F - 4/F, Block D3, No. 1, Guanshan Road, Donghu New Technology Development District , Wuhan, Hubei Province	Research and Development	--	2,434
Block 2, Golf Road, Guanlan, Baoan District, Shenzhen	Office		701
4/F, No 701, Hua Mao Yuan, Shang Mei Lin, Futian District, Shenzhen	Office		145
Gui Feng Road, Guanlan Street, Baoan District, Shenzhen	Office	14,423	15,600
High and New Technology Zone, Chaozhou Road, Chaozhou City,	Office and Manufacturing	37,000	20,000
Gong Chang Road, Guang Ming Street, Baoan District, Shenzhen	Manufacturing	48,252	76,473
Total		134,705	135,459

*

Pursuant to a trust agreement, dated August 21, 2006, by and between Golden and Zhiqun Li, Ms. Li holds this property in trust for Golden. Golden has the right to obtain the property from Ms. Li without consideration upon its request. In addition, Ms. Li has no right to dispose the property without prior approval from Golden.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the OTCBB since June 2005, and started trading on the NYSE under the symbol “CSR” on October 29, 2007. The CUSIP number is 16942J105.

On October 13, 2008, our common stock commenced secondary trading on the Nasdaq Dubai. Our common stock is trading on the Nasdaq Dubai in U.S. dollars under the ticker symbol “CSR”.

The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the NYSE and Nasdaq Dubai for the periods indicated. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Closing Bid Prices
	High	Low
Year Ended December 31, 2008
1st Quarter	$21.85	$13.25
2nd Quarter	21.11	13.48
3rd Quarter	17.85	13.02
4th Quarter	13.44	4.38
Year Ended December 31, 2007
1st Quarter	$16.35	$11.75
2nd Quarter	18.10	12.18
3rd Quarter	23.56	15.60
4th Quarter	33.60	17.40

Approximate Number of Holders of Our Common Stock

On March 3, 2009, there were approximately 3,937 stockholders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by the item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is set forth under that heading in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

Recent Sales of Unregistered Securities

Other than as disclosed in our Quarterly Report on Form 10-Q and Current Report on Form 8-K, no securities were sold by the Company during the fiscal year ended December 31, 2008 that were not registered under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2006, 2007 and 2008 and the selected balance sheet data as of December 31, 2007 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2005 and 2004 and the selected balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” (All amounts, except for share and per share amounts, in millions of U.S. dollars)

	2008	2007	2006	2005	2004

Revenues	$427.35	$240.19	$106.99	$32.69	$16.06
Income From Operations	$57.46	$42.65	$25.34	$7.48	$6.13
Net Income	$32.60	$35.32	$22.93	$7.27	$5.72
Income from Operations Per Share
Basic	$1.28	$1.14	$0.97	$0.40	$0.36
Diluted	$1.27	$1.10	$0.94	$0.40	$0.36
Total Assets	$574.22	$377.40	$114.44	$29.12	$22.01
Total Current Liabilities	$119.59	$53.21	$22.52	$4.50	$5.21
Total Long Term Liabilities	$150.41	$124.40	$2.01	$0	$0
Net Assets	$304.22	$199.80	$89.91	$24.61	$16.80
Weighted Average Number of Shares Outstanding
Basic	44,721,421	37,368,549	26,052,519	18,521,479	17,000,000
Diluted	45,284,070	38,795,241	26,940,215	18,521,479	17,000,000
Total Shareholders’ Equity	$304.19	$199.74	$89.82	$24.61	$16.80
Capital Stock (excluding long term debt and redeemable preferred stock)	$0.0049	$0.0043	$0.0032	$0.0022	$0.0017
Number of Shares Issued and Outstanding	49,142,592	42,506,150	31,824,938	21,558,000	17,000,000
Dividends Per Share
Basic	$--	$--	$--	$--	$--
Diluted	$--	$--	$--	$--	$--
Net Income Per Share
Basic	$0.73	$0.95	$0.88	$0.39	$0.34
Diluted	$0.72	$0.91	$0.85	$0.39	$0.34

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We manufacture, distribute, install and service surveillance and safety products and systems and develop surveillance and safety related software in China. We generate revenues within three primary operating segments: our Installation Segment, our Manufacturing Segment, and our Distribution Segment. A majority of our revenues is derived from the provision of surveillance and safety packaged solutions which include the products, installation and after-sale service maintenance to our customers. Because the majority of our revenues are derived from installations, they are generally non-recurring. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solution are included for the first year from the date of completion. Our customers may extend our maintenance program after the first year for an additional fee.

Our Manufacturing Segment revenue results primarily from sales of our products, excluding products sold in connection with the installation projects described above. The acquisitions of Hongtianzhi, HiEasy, and Minking in 2007 and the recent acquisitions of Stonesonic, Longhorn and DIT expanded and are expected to continue to expand our manufacturing business. We sell our cameras, DVRs, software, alarm systems, and other products to various venders primarily in China. Although we have sold a small number of manufactured products internationally, we do not anticipate that the international market will be a significant source of revenues in the foreseeable future.

Our customers are primarily comprised of (1) governmental entities, such as customs agencies, courts, public security bureaus, and prisons, (2) non-profit organizations, including schools, museums, sports arenas, and libraries, and (3) commercial entities, such as airports, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment venues.

Our sales network covers most of China’s populated areas and we do not rely on any particular region for our business. Our subsidiaries collectively have more than 150 branch offices and distribution points.

Recent Developments

On January 12, 2009, we entered into an equity transfer agreement with the shareholder of Multiwin and acquired 100% ownership of Multiwin which is the holding company that owns all the outstanding equity of Coson. Coson is an intelligent access control solution provider and provides control access solutions to a wide ranging group of clients that include government buildings, banks, post offices, universities and large residential properties in China.

Pursuant to the equity transfer agreement, we have agreed to pay a total consideration up to RMB 51,768,429 (approximately $7.6 million) in exchange for 100% ownership of Multiwin, consisting of RMB 40 million (approximately $5.9 million) in cash and RMB 11,768,429 (approximately $1.7 million) in our shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 341,228 which will be issued within 90 days following the execution of the agreement.

Material Opportunities and Challenges

Regulations promulgated by governmental agencies in China relating to the surveillance and safety industry often create opportunities for us. Currently, there are a number of current and planned regulations that the Company believes offer significant growth opportunities. These include the estimated $6 billion to $12 billion that the Chinese government expects to spend for surveillance and safety infrastructure in preparation for the planned investment by Shanghai for the 2010 Worlds Fair. In addition, several ordinances have been passed by the Chinese government which require surveillance and safety systems to be installed in: (1) approximately 660 cities throughout China for street surveillance; (2) all entertainment locations starting from March 1, 2006; (3) all Justice Departments and Courts; and (4) all coal mines in China (currently estimated at 24,000) from the beginning of 2008.

We are actively pursuing near-term acquisition prospects and other strategic opportunities. In 2008, we successfully acquired Stonesonic, Longhorn, Guanling, Jin Lin, DIT, and 100% of the beneficial interest in Huge Long. We have also recently announced plans to acquire Shenzhen Alean Technology Development Co., Ltd. (“Alean”), and Shenzhen Skyrise Technology Limited (“Skyrise”). We also plan to establish a cooperation agreement with Beijing Aurine Yingke Intelligent System Integration Co. Ltd. (“Yingke”).

Alean specializes in manufacturing alarm systems, CCTV systems and access control. Its product line includes photoelectric beam detectors, control systems, CCD cameras, speed domes, DVR and video door phones.

Skyrise is a high-technology enterprise specializing in manufacturing and equipment supervising of LCD multiple screen combination panel walls, built-in Quad LCD monitors and progressive scanning color digital monitors. Skyrise has R&D partnerships with Philips, Huawei Technologies Co., Ltd. and ZTE Corporation.

Yingke is a company specializing in the design and installation of devices and facilities for closed-circuit monitoring, theft alarms, public broadcasting, meeting and simultaneous interpretation, automatic control system in buildings, electronic card lock, highway toll collection, and fire control, etc.

We have a government policy monitoring group within the Company that regularly monitors changes in governmental regulations affecting the surveillance and safety industry in China. If we determine that a new regulation or a change to an existing regulation presents an opportunity for us, we will actively pursue such opportunity. As a result, we act promptly on policy changes and are able to turn them into business opportunities.

We also face the long-term challenge of maintaining our rapid growth. In addition to maintaining the growth of our existing businesses, we employ an acquisition strategy. In addition, to promote the continued growth of the Company, we plan to explore others areas related to the surveillance and safety industry (including, but not limited to, the fire and alarm sectors, access control, and related surveillance and safety services) and recurring revenue business models within our existing business sectors.

Reportable Operating Segments

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. During 2008, we set up a new segment – Distribution Segment for distribution of surveillance and safety products and realigned our management and segment reporting structure effective January 1, 2008. The new distribution segment and operating activity arose in 2008 and did not change the composition of the system installation or manufacturing segments or previously reported amounts. We reported financial and operating information in the following three segments in 2008:

(a)     Installation Segment: designs, sells, installs, services and monitors electronics surveillance and safety systems to residential, commercial, industrial and governmental customers;

(b)     Manufacturing Segment: designs, manufactures and sells surveillance and safety products, including intrusion security, access control and video management systems; and

(c)     Distribution Segment: sells surveillance and safety products, including intrusion security, access control and video management systems.

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and Others.”

2008 Financial Performance Highlights

We continued to experience strong demand for our products and services and growth in our revenues in 2008. The surveillance and safety product market in China continued to expand in 2008 due, in part, to several programs and regulatory initiatives of the Chinese government, such as State Ordinance 458 and the Safe City program, which requires many public places, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars, and discotheques, to install security systems. In addition, economic development in China and the general rise in affluence of the population of China also contributed to increased demand for surveillance and safety products within various industries and organizations, such as residential estates, factories and shopping centers. Our financial results also benefited from the consolidation of companies acquired in 2008, which contributed approximately $42.10 million revenues in aggregate, accounting for approximately 9.9% of the total revenues of 2008.

The following are some financial highlights for 2008:

  Revenues: Revenues increased $187.16 million, or 77.9%, to $427.35 million in 2008, from $240.19 million in 2007.

  Gross margin: Gross margin was 28.2% in 2008, compared to 28.9% in 2007.

  Income from operations: Income from operations increased $14.81 million, or 34.7%, to $57.46 million in 2008, from $42.65 million in 2007.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 13.4% in 2008, compared to 17.8% in 2007.

  Net income: Net income decreased $2.72 million, or 7.7%, to $32.60 million in 2008, from $35.32 million in 2007.

  Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 7.6% in 2008, compared to 14.7% in 2007. The decrease was primarily due to non-cash expenses.

  Fully diluted net income per share: Fully diluted net income per share was $0.72 in 2008, as compared to $0.91 in 2007.

  Non-cash expenses: Non-cash expenses included (i) the redemption accretion on convertible notes of $19.64 million, (ii) depreciation and amortization of $9.49 million, and (iii) non-cash employee compensation expense of $13.84 million in 2008. Total non-cash expenses were $42.97 million, representing an increase of $20.07 million, or 87.6%, from $22.90 million in 2007.

Our net income, as reported in our results of operations in fiscal year 2008, 2007 and 2006, was approximately $32.60 million, $35.32 million and $22.93 million, respectively. Our net income was materially impacted by depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation recognized pursuant to revised Statement of Financial Accounting Standards (“SFAS”) No.123, Share-Based Payment (“SFAS 123(R)”) and redemption accretion on convertible notes we issued in February and April 2007. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation, and redemption accretion on convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash expenses for the years ended December 31, 2008, 2007 and 2006.

(All amounts in millions of U.S. dollars)

Non-cash expenses	2008	2007	Increase
Depreciation and amortization	$8.73	$4.82	$3.91
Depreciation and amortization (included in cost of goods sold)	0.76	0.22	0.54
Non-cash employee compensation	13.84	4.16	9.68
Redemption accretion on convertible notes	19.64	13.70	5.94
Total	$42.97	$22.90	$20.07

(All amounts in millions of U.S. dollars)

Non-cash expenses	2007	2006	Increase
Depreciation and amortization	$4.82	$1.12	$3.70
Depreciation and amortization (included in cost of goods sold)	0.22	--	0.22
Non-cash employee compensation	4.16	--	4.16
Redemption accretion on convertible notes	13.70	--	13.70
Total	$22.90	$1.12	$21.78

Results of Operations

The following table sets forth key components of our results of operations for the years ended December 31, 2008, 2007 and 2006, in dollars and as a percentage of revenues.

(All amounts, other than percentages, in millions of U.S. dollars)

	2008		2007		2006
		As a % of		As a % of		As a % of
	In Millions	Revenues	In Millions	Revenues	In Millions	Revenues
Revenues	$427.35	100.0%	$240.19	100.0%	$106.99	100.0%
Cost of goods sold (including depreciation and amortization amounted $0.76 million, $0.22 million, and $0 for 2008, 2007 and 2006, respectively)	(306.81)	71.8%	(170.65)	71.1%	(75.98)	71.0%
Gross profit	120.54	28.2%	69.54	28.9%	31.01	29.0%
Selling and marketing	(12.06)	2.8%	(5.62)	2.3%	(1.51)	1.4%
General and administrative	(28.45)	6.7%	(12.29)	5.1%	(3.04)	2.8%
Non-cash employee compensation	(13.84)	3.3%	(4.16)	1.7%	-	-
Depreciation and amortization	(8.73)	2.0%	(4.82)	2.0%	(1.12)	1.1%
Income from operations	57.46	13.4%	42.65	17.8%	25.34	23.7%
Other income	2.49	0.6%	3.34	1.3%	1.59	1.5%
Gain on disposal of land use right and properties	-	-	13.63	5.7%	-	-
Interest expense, cash	(2.13)	0.5%	(1.31)	0.5%	(0.11)	0.1%
Redemption accretion on convertible notes	(19.64)	4.6%	(13.70)	5.7%	-	-
Income before income taxes	38.18	8.9%	44.61	18.6%	26.82	25.1%
Income taxes	(5.58)	1.3%	(9.29)	3.9%	(3.89)	3.6%
Net income	$32.60	7.6%	$35.32	14.7%	$22.93	21.5%

Revenues

Our revenues are generated from system installations and manufacturing and distribution of surveillance and safety products. We experienced strong growth in revenues in 2008. Revenues increased $187.16 million, or 77.9%, to $427.35 million in 2008 from $240.19 million in 2007. The increase in revenues was mainly attributable to growth in the surveillance and safety market in China, the increased market demand for our products, our increased brand recognition, and the acquisition of Stonesonic, Longhorn, Guanling, Jin Lin and DIT in 2008. Our strategic efforts to increase our distribution channels during 2007 and 2008 and adequate working capital from financings also allowed us to successfully take advantage of the growth in market demand in the last fiscal year.

Our newly-acquired subsidiaries Stonesonic, Longhorn, Guanling, Jin Lin, and DIT contributed an aggregate of $42.10 million to our revenues in 2008. We consolidated the financial results of Stonesonic, Longhorn and Guanling from April 2008, Jin Lin from July 2008, and DIT from November 2008. Because the acquisitions of Hongtianzhi, HiEasy, Minking, and Tsingvision have surpassed their one-year anniversary, we have included these revenues in our organic growth since the third and fourth quarter of 2008. These four subsidiaries contributed total revenues of $49.25 million in 2008. Cheng Feng, which we acquired in July 2006, contributed revenues of $25.05 million in 2008.

The following table shows the components of revenues recognized in 2008:
(In millions of U.S. dollars)
Revenues from the Installation Segment recognized from installation contracts signed before 2007	$60.50
Revenues from the Installation Segment recognized from installation contracts signed in 2008	$251.09
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in 2008	$78.56
Revenues from the Distribution Segment recognized from sales contracts signed in 2008	$37.20
Total revenues recognized in 2008	$427.35
Revenues deferred	$1.21
Backlog of contracts for system installation and manufacturing of surveillance and safety products signed before December 31, 2008 (1)	$88.54

(1)	We have not included letters of intent, framework agreements and various other agreements in our backlog numbers as they are subject to final binding agreements to be entered into at later dates.

The following table shows the different segments comprising our total revenues over each of the past three fiscal years.

(All amounts, except percentage of revenues, in millions of U.S. dollars)

Revenues	2008		2007		2006
Installation Segment	$311.59	72.9%	$159.25	66.3%	$94.16	88.0%
Manufacturing Segment	78.56	18.4%	80.94	33.7%	12.83	12.0%
Distribution Segment	37.20	8.7%	-	-	-	-
Total	$427.35	100.0%	$240.19	100.0%	$106.99	100.0%

In fiscal years 2008, 2007 and 2006, our Installation Segment generated revenues of $311.59 million, $159.25 million and $94.16 million which represented 72.9%, 66.3% and 88.0% of our total revenues, respectively. Such dollar increase in revenues was mainly due to the following factors: First, demand for surveillance and safety products has grown in China, which we attribute in part to the general rise in affluence of the population of China. The increased demand within various industries and organizations, such as residential estates, factories and shopping centers also contributed to increased demand for surveillance and safety products. Second, the Chinese government initiated several programs and regulatory initiatives during 2006, such as State Ordinance 458 and the “Plan 3111” program, which require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars, and discotheques to install surveillance and safety systems. Third, our strategic efforts to increase our distribution channels during 2007 and 2008 allowed us to successfully take advantage of the growth in market demand in 2008. Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition in 2008 also contributed to the growth in revenues.

For the years ended December 31, 2008, 2007 and 2006, our Manufacturing Segment generated revenues of $78.56 million, $80.94 million, and $12.83 million, representing 18.4%, 33.7% and 12.0% of our total revenues, respectively. The decrease in revenues from the Manufacturing Segment in 2008 was mainly because our Manufacturing Segment focused on the development of the Industry Park since we acquired its exclusive use right from Huge Long in August 2008.

In the first quarter of 2008, we established a new segment, the Distribution Segment, which generated revenues of $37.2 million, representing 8.7% of our total revenues in 2008.

Management believes that revenues from the Installation Segment will continue to be our major revenue source for the next few years. As a result of our recent acquisitions of Stonesonic, Longhorn, Guanling, Jin Lin, and DIT, and other planned acquisitions for the Manufacturing and Distribution Segments, management believes that the percentage of revenues from the Manufacturing Segment and the Distribution Segment will increase in the future.

Management expects growth in all three segments to remain strong in the remainder of 2009 due to (i) continued growth in the surveillance and safety market both within the corporate and government sectors, (ii) adequate capitalization of the Company to fuel its growth, (iii) strong branding and profiling in China, and (iv) an acquisition strategy intended to boost our market share and competitiveness. At the meantime, due to higher emphasis on cost controls by many of our corporate customers, we recently experienced price erosions in our corporate segment. As such, while we continue to project healthy demand and revenue growth over the next 12 months, we plan to focus on further integrating our operations and generating greater synergies across our portfolio of technologies, products, and subsidiaries. We also plan to focus on increasing our manufacturing and administrative efficiencies through targeted cost savings initiatives.

Cost of Goods Sold

Our cost of goods sold primarily consists of the costs of our raw materials, labor and overhead. Cost of goods sold for the year ended December 31, 2008 increased by 79.8% to $306.81 million, as compared to $170.65 million for the year ended December 31, 2007. This dollar increase was primarily attributable to the increase of our revenues in 2008 as discussed above.

The following table shows the segment components of cost of goods sold for each of the past three fiscal years.

(All amounts in millions of U.S. dollars)
Cost of goods sold	2008		2007		2006
Installation Segment	$226.48	73.8%	$113.23	66.4%	$66.00	86.9%
Manufacturing Segment	52.82	17.2%	57.42	33.6%	9.98	13.1%
Distribution Segment	27.51	9.0%	-	-	-	-
Total	$306.81	100.0%	$170.65	100.0%	$75.98	100.0%

The costs of goods sold related to the Installation Segment accounted for 73.8% of total cost of goods sold in 2008, as compared to 66.4% in 2007. The percentage increase was mainly due to the revenues recognized from Safe City projects. The cost of goods sold related to the Manufacturing Segment represented approximately 17.2% of total cost of goods sold in 2008 as compared to 33.6% in 2007. The percentage decrease was mainly because the Manufacturing Segment concentrated on developing the Industry Park since we moved into the Industry Park in the third quarter of 2008.

The costs of goods sold related to the Installation Segment accounted for 66.4% of our total cost of goods sold in 2007, as compared to 86.9% in 2006. The percentage of cost of goods sold related to the Manufacturing Segment represented 33.6% of total cost of goods sold in 2007 as compared to 13.1% in 2006 mainly due to the increase of the percentage of revenues contributed by the Manufacturing Segment.

The cost of goods sold related to the newly established Distribution Segment accounted for approximately 9.0% of our total cost of goods sold in 2008.

Gross Profit and Gross Margin

Our gross profit was $120.54 million, $69.54 million and $31.01 million in 2008, 2007 and 2006, respectively. Between fiscal years 2008 and 2006, we were able to maintain gross margins between approximately 28.2% and 29.0% . The following table shows gross margin by segment for each of the past three fiscal years.

Gross profit margin	2008	2007	2006
Installation Segment	27.3%	28.9%	29.9%
Manufacturing Segment	32.8%	29.1%	22.2%
Distribution Segment	26.1%	--	--
Total	28.2%	28.9%	29.0%

For the year ended December 31, 2008, gross margins of the Installation Segment and Manufacturing Segment were approximately 27.3% and 32.8%, respectively, compared to 28.9% and 29.1% in 2007. Gross margin of our newly established Distribution Segment was 26.1% for the year ended December 31, 2008. The slightly lower gross margin with respect to the Installation Segment was primarily due to a gradual increase in the size of its contracts. The increase in gross margin with respect to the Manufacturing Segment was primarily driven by the increased bargaining power in purchase of raw materials resulting from the economies of scale.

In fiscal year 2007, the gross margins of the Installation Segment and Manufacturing Segment were approximately 28.9% and 29.1%, respectively, compared to 29.9% and 22.2% in 2006. The slightly lower gross margin with respect to the Installation Segment was primarily due to a gradual increase in the size of its contracts. The increase in the gross margin of the Manufacturing Segment was primarily driven by increased economies of scale.

Selling and Marketing Expenses

Our selling and marketing expenses are composed primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs.

Selling and marketing expenses increased $6.44 million, or 114.6%, to $12.06 million in 2008 from $5.62 million in 2007. This dollar increase was primarily attributable to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, and DIT in 2008, which incurred selling and marketing expenses associated with the sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 2.8% in 2008 from 2.3% in 2007. This was mainly attributable to our increased marketing and advertising campaigns to improve our brand awareness and market penetration and the hiring of additional staff.

Selling and marketing expenses were $5.62 million in 2007 as compared to $1.51 million in 2006, an increase of $4.11 million. This increase was primarily attributable to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy, Minking, and Tsingvision, which incurred selling and marketing expenses associated with the sales of their products. As a percentage of revenues, our selling and marketing expenses increased to 2.3% in 2007 from 1.4% in 2006. The percentage increase was mainly due to the hiring of additional staff and the increased cost of promotion of our products to new customers.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees, and other expenses incurred in connection with general operation. We expect the dollar amount of our general and administrative expenses to increase as our business grows and we continue to incur increased costs for being a public reporting company.

Our general and administrative expenses increased $16.16 million, or 131.5%, to $28.45 million for the year ended December 31, 2008 from $12.29 million for the year ended December 31, 2007. As a percentage of revenues, general and administrative expenses increased to 6.7% in 2008 from 5.1% in 2007. The dollar and percentage increase was mainly due to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, and DIT, the hiring of additional staff, and the increased costs in connection with documenting and testing our internal controls and professional expenses related to the costs of these newly acquired subsidiaries becoming part of a public reporting company.

General and administrative expenses were $12.29 million in 2007, a $9.25 million increase as compared to $3.04 million in 2006. Such increase was mainly due to the consolidation of the financial results of Cheng Feng, Hongtianzhi, HiEasy, Minking, and Tsingvision, the hiring of additional staff, and the increased costs in connection with documenting and testing our internal controls and professional expenses related to the costs of being a public reporting company. The number of our employees increased from approximately 580 in 2006 to approximately 2,500 in 2007. We believe such increase was generally in line with the increase in our revenues.

Non-Cash Employee Compensation

Effective February 7, 2007, our board of directors adopted the 2007 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units, and performance shares. A total of 8,000,000 shares of our common stock may be issued under our Equity Incentive Plan. The Equity Incentive Plan has a 5-year term. In 2008, we granted a total of 3,046,057 shares of restricted stock to our directors, employees and consultants under our Equity Incentive Plan. As a result, such compensation increased to $13.84 million in 2008 from $4.16 million in 2007. These shares will vest over a period of four or five years.

In 2007, we granted an aggregate of 2,596,634 shares of restricted stock pursuant to the Equity Incentive Plan to our employees and consultants. Non-cash employee compensation for the year ended December 31, 2007 was $4.16 million compared to $0 million of 2006 as a result of the adoption of the Equity Incentive Plan.

Depreciation and Amortization

Depreciation and amortization costs increased $4.45 million, or 88.3%, to $9.49 million (including $0.76 million of depreciation and amortization costs included in cost of goods sold) in 2008 from $5.04 million (including $0.22 million of depreciation and amortization costs included in cost of goods sold) in 2007. Such dollar increase was primarily due to our recent corporate acquisitions. As a percentage of revenues, depreciation and amortization expenses remained stable at 2.2% in 2008 as compared to 2.1% in 2007.

Depreciation and amortization expenses were $5.04 million (including $0.22 million of depreciation and amortization included in cost of goods sold) in 2007, an increase of $3.92 million, as compared to $1.12 million in 2006. Such increase was primarily attributed to the acquisition of Hongtianzhi, HiEasy, Minking, and Tsingvision, and the establishment of our exclusive cooperation agreement with Chuangguan. The amortization of intangible assets increased as a result of these acquisitions. In addition, we acquired more than $11.38 million of property, plant and equipment, $1.02 million of intangible assets, and $0.59 million of land use rights during 2007, including new business premises and equipment to improve the production capacity of the Company.

Income from Operations

Income from operations increased by 34.7% or $14.81 million to $57.46 million in 2008, compared to $42.65 million for 2007.

The following table shows the different segments comprising our income from operations for each of the past three fiscal years.

(All amounts, except percentage of income from operations, in millions of U.S. dollars)

Income from operations	2008		2007		2006
Installation Segment	$71.66	124.7%	$35.27	82.7%	$23.57	93.0%
Manufacturing Segment	7.41	12.9%	13.43	31.5%	2.55	10.1%
Distribution Segment	0.90	1.6%	-	-	-	-
Corporate and other	(22.51)	-39.2%	(6.05)	-14.2%	(0.78)	-3.1%
Total	$57.46	100.0%	$42.65	100.0%	$25.34	100.0%

Income from operations related to the Installation Segment increased 103.2%, or $36.39 million, to $71.66 million in 2008, compared to $35.27 million in 2007. Such increase was mainly due to the higher demand for the one-stop-shop installations from customers. We finished more projects than expected in 2008.

Income from operations related to the Installation Segment increased 49.6%, or $11.70 million to $35.27 million in 2007, compared to $23.57 million in 2006, as we expanded our market share.

Income from operations related to the Manufacturing Segment decreased 44.8%, or $6.02 million, to $7.41 million in 2008, compared to $13.43 million in 2007. The Manufacturing Segment concentrated on developing the Industry Park for future development since we moved into the Industry Park in the third quarter of 2008. The Company expects that income from operations from the Manufacturing Segment will increase as we integrate the recently completed acquisitions which will allow us to further benefit from economies of scale.

Income from operations related to the Manufacturing Segment increased 426.7%, or $10.88 million, to $13.43 million in 2007, compared to $2.55 million in 2006. Such increase was mainly due to the acquisitions we made in 2007, which increased our sales of manufactured products greatly.

Income from operations related to our newly established Distribution Segment was $0.90 million in 2008.

We also provide general corporate services to our segments. Costs attributable to these services are reported as corporate and other expenses. These costs include amortization, depreciation, and non-cash compensation for employees. In fiscal years 2008, 2007 and 2006, we incurred $22.51 million, $6.05 million, and $0.78 million in corporate and other expenses, respectively. Such increase was mainly due to the increase of non-cash employee compensation discussed above, and professional expenses related to the costs of integrating our newly-acquired subsidiaries into our public reporting company system.

Other Income

Our other income decreased $0.85 million, or 25.4%, to $2.49 million in 2008 from $3.34 million in 2007. As a percentage of revenues, other income decreased to 0.6% in 2008 from 1.3% in 2007. Such other income was primarily generated from our receipt of rental income from related parties, and the land use rights and buildings generating such rental income were disposed of in 2007.

Other income increased $1.75 million, or 110.1% to $3.34 million in 2007 from $1.59 million in 2006. As a percentage of revenues, other income decreased to 1.3% in 2007 from 1.5% in 2006. Such percentage decrease was primarily due to the increase in our total revenues in 2007.

Gain on Disposal of Land Use Rights and Properties

In 2007, we disposed of three land use rights and the relevant properties with a cost basis of $2.49 million for a consideration of $16.12 million. The gain on disposal of land use rights and properties was $13.63 million in 2007, as compared to $0 in 2008. As of December 31, 2007, $3.28 million had not yet been received. The remaining payment was received in January 2008.

Interest Expense, Cash (Excluding Redemption Accretion on Convertible Notes)

Interest expenses in 2008 were $2.13 million, as compared to $1.31 million in 2007. Such increase was primarily due to the increase in the outstanding balances of our bank loans and obligations under product financing arrangements for our operations.

In 2006, we borrowed funds under 2 short-term loans and a long-term loan from local Chinese banks and incurred total interest expense of $0.11 million.

Redemption Accretion on Convertible notes

Redemption accretion on convertible notes in 2008 was $19.64 million, as compared to $13.70 million in 2007. We raised $110 million from the issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be paid in cash if the convertible notes are converted into shares of our common stock before their maturities.

Redemption accretion on convertible notes in 2007 was $13.70 million, as compared to $0 in 2006, as such convertible notes had not been issued in 2006.

Income Before Income Taxes

Our income before income taxes decreased $6.43 million, or 14.4%, to $38.18 million in 2008 from $44.61 million in 2007. As a percentage of revenues, income before income taxes decreased to 8.9% in 2008 from 18.6% in 2007. Such percentage decrease was primarily due to a $13.63 million gain on disposal of land use rights and properties in 2007 and the increased non-cash expenses, including the redemption accretion on convertible notes, depreciation and amortization, and non-cash employee compensation, as discussed above.

Income before income taxes increased $17.79 million, or 66.3%, to $44.61 million for the year ended December 31, 2007 from $26.82 million in 2006. As a percentage of revenues, income before income taxes decreased to 18.6% in 2007 from 25.1% in 2006. Such percentage decrease was primarily due to increased non-cash expenses as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34.0% . No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income for the year ended December 31, 2008.

Our wholly owned subsidiary Safetech is incorporated in the British Virgin Islands and, under the current laws of the BVI, is not subject to income taxes.

Before January 1, 2008, FIEs established in the PRC were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiary Golden and certain high-technology companies, were subject to a reduced tax rate. On March 16, 2007, the National People’s Congress of China passed the new EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Despite these changes, the EIT Law gives the Old FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the old EIT Law shall gradually increase their EIT rate within 5 years until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the old EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on our business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the Company’s global income will be subject to PRC income tax of 25%.

Our subsidiary Golden was subject to an EIT rate of 15% for the fiscal year 2008. Hongtianzhi is located in Shenzhen and its 2008 EIT rate was 9% because it receives a lower tax rate as a high-technology company. Minking was subject to an EIT rate of 15% in 2008 due to its high-technology or software company status. Cheng Feng and Tsingvision were each subject to an EIT rate of 12.5% in 2008 due to its software company status. HiEasy, Stonesonic and Guanling were each subject to an EIT rate of 25% in 2008. CSST PRC, Longhorn and Jin Lin were exempted from EIT in 2008.

Our income taxes decreased $3.71 million to $5.58 million in 2008 from $9.29 million in 2007. We fully utilized the tax exemption for our subsidiaries CSST PRC, which were incorporated in 2006, Longhorn and Jin Lin, which became our subsidiaries in 2008.

We incurred income taxes of $9.29 million in 2007, an increase of 138.8% from $3.89 million in 2006. A net deferred tax asset of $0.40 million was recognized. As a result, the deferred tax expense was increased to $0.10 million.

Net Income

Net income decreased $2.72 million, or 7.7%, to $32.60 million in 2008 from $35.32 million in 2007. As a percentage of revenues, net income decreased to 7.6% in 2008 from 14.7% in 2007. This percentage decrease was mainly due to the increase in non-cash expenses and the $13.63 million non-recurring gain on the disposal of land use rights and properties in 2007 as discussed above.

We earned a net income of $35.32 million in 2007, an increase of 54.0% from $22.93 million in 2006. As a percentage of revenues, net income decreased to 14.7% in 2007 from 21.4% in 2006. Such percentage decrease was primarily attributable to the increase in non-cash expenses discussed above.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China. Our operating subsidiaries purchase substantially all products and render all services in China, and receive payments from customers in China using RMB as the functional currency. We do not engage in currency hedging.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for fiscal years 2008, 2007 and 2006.

In 2008, we implemented the exchange rates of 6.83, 6.92, and 8.07 in calculating the assets and liabilities, revenue and expenses, and shareholders’ equity, respectively, which resulted in a $17.29 million foreign currency translation gain. In 2007, we implemented the exchange rates of 7.30, 7.59 and 8.07 in calculating the assets and liabilities, revenue and expenses, and shareholders’ equity, respectively, which resulted in a $9.66 million foreign currency translation gain. In 2006, we implemented the exchange rates of 7.80, 7.97 and 8.07 in calculating the assets and liabilities, revenue and expenses, and shareholders’ equity, respectively, which resulted in a $1.66 million foreign currency translation gain.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $47.78 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

CASH FLOW
(All amounts in millions of U.S. dollars)

	Years Ended December 31,
	2008	2007	2006
Net cash (used in) provided by operating activities	$(39.10)	$16.98	$2.98
Net cash used in investing activities	(23.37)	(82.97)	(11.17)
Net cash provided by financing activities	13.54	120.67	35.91
Effect of exchange rate changes on cash	7.64	3.40	0.98
Net cash (outflow) inflow	$(41.29)	$58.08	$28.70

Operating Activities:

Net cash used in operating activities was $39.10 million in 2008, an increase of $56.08 million from $16.98 million net cash provided by operating activities in 2007. The increase in net cash used in operating activities in 2008 was primarily due to increases in inventories and accounts receivable during 2008.

Net cash provided by operating activities was $16.98 million in 2007, which is an increase of $14.00 million from the $2.98 million net cash provided by operating activities in 2006. The increase was primarily due to an increase in net income.

Investing Activities:

Our main uses of cash for investing activities in 2008 were deposits for the acquisition of subsidiaries and acquisitions of subsidiaries, properties, and intangible assets.

Net cash used in investing activities in 2008 was $23.37 million, as compared to $82.97 million in 2007. Net cash used in investing activities decreased mainly because we made lower deposits for the acquisition of subsidiaries, properties and intangible assets in 2008.

We closed the acquisitions of Stonesonic, Longhorn and Guanling in April 2008. We also closed the acquisitions of Jin Lin and DIT in the third and fourth quarter of 2008, respectively. In addition, we signed letters of intent to acquire Alean, Coson and Skyrise in 2008. Pursuant to these letters of intent, the cash consideration for these three intended acquisitions is expected to total $33 million with additional consideration to be paid in equity. Consummation of these three acquisitions is subject to customary closing conditions, including the execution of definitive agreements and receipt of governmental approval. We expect to finance the cash portion of the purchase price with the net proceeds from our $50 million convertible notes financing that closed in April 2007. The number of our shares to be issued as part of the purchase price for our acquisitions of Stonesonic, Longhorn, Guanling, Jin Lin, and DIT are subject to the achievement of certain net income performance targets over a certain period. The acquisitions of Stonesonic, Longhorn, Guanling, Jin Lin, and DIT are expected to be accretive to our earnings and provide support to our city-wide projects.

Net cash used in investing activities in 2007 was $82.97 million as compared to $11.17 million in 2006. The increase of net cash used in investing activities was primarily due to the acquisition of subsidiaries and properties and deposits for the acquisition of subsidiaries, properties and intangible assets.

Financing Activities:

Net cash provided by financing activities in 2008 totaled $13.54 million as compared to $120.67 million in 2007. The cash provided by financing activities in 2008 was mainly attributable to new borrowing and a private placement of common stock. The cash used in financing activities was mainly attributable to the repayment of bank loans and new funds raised from obligation under product financing arrangements in 2008, whereas the net cash provided by financing activities for the year ended December 31, 2007 was mainly attributable to proceeds from the two convertible notes received in February 2007 and in April 2007.

Net cash provided by financing activities in 2007 was $120.67 million, which is an increase of $84.76 million from $35.91 million net cash provided by financing activities in 2006. The increase of the cash provided by financing activities was primarily attributable to funds received from the two convertible notes financing as discussed above.

Loan Facilities

As of December 31, 2008, the amount, maturity date and duration of each of our bank loans and obligation under finance leases were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount	Maturity Date	Duration

A Financial Institution	$6.68	July 2011	3 years
China Construction Bank	7.24	August 2010	2 years
Industrial Bank	2.93	November 2009	1 year
China Merchants Bank	2.93	December 2009	1 year
Total	$19.78

In July 2008, we entered into finance lease agreements with a financial institution pursuant to which we borrowed RMB53 million (approximately $7.85 million), consisting of a 3-year loan payable to that financial institution. These loans mature in July 2011. The interest is payable at the end of each quarter. As of December 31, 2008, the outstanding liability relating to these arrangements was RMB45.68 million (approximately $6.68 million).

On August 28, 2008, we entered into a long-term loan agreement with China Construction Bank. As of December 31, 2008, the outstanding liability relating to this loan was RMB49.5 million (approximately $7.24 million), consisting of a 2-year loan payable to the bank. This loan matures on August 27, 2010 with an annual interest rate equal to 105% of the one- to three-year benchmark lending rate of The People’s Bank of China (5.9535% as of December 31, 2008). The interest rate is adjusted quarterly based on any changes to the one- to three-year benchmark lending rate, and the interest is payable at the 20th of each month. The loan agreement requires us to use the loan proceeds only for our operations.

On November 17, 2008, we entered into a loan agreement with Industrial Bank under which we borrowed RMB20 million (approximately $2.93 million) with an annual interest rate of 7.992% . The loan matures in November 2009 and the interest is payable at the 20th of each month. The loan is guaranteed by our CEO and our subsidiaries, and it is collateralized by the assets of Coson.

On December 30, 2008, we entered into a loan agreement with China Merchants Bank. We borrowed RMB20 million (approximately $2.93 million) with an annual interest rate equal to 92% of the one- to three-year benchmark lending rate of The People’s Bank of China (4.88% as of December 31, 2008). The loan matures in December, 2009 and the interest is payable at the 20th of each month. The loan is guaranteed by our CEO and our subsidiaries, and it is collateralized by the land use right of a subsidiary.

In March 2009, Industrial Commercial Bank of China (“ICBC”) confirmed that it would acquire all accounts receivable from our Kunming Safe City project and cash payment would be made without delay once the project is completed and passes inspection. The Kunming Municipal Government will then make full payment to ICBC in installments over a five-year period.

On October 3, 2006, we signed a banking facility agreement with China Construction Bank under which the bank agreed to provide a new receivable-based facility to support our efforts in securing new contracts relating to the Safe City Project initiative, also known as “Plan 3111.” This facility will provide three possible financing options: (1) the government takes a loan from the bank to finance the project; (2) we sell the accounts receivable to the bank, 85% of the total account receivables value will be paid by the bank to the Company and the remaining 15% will be collected by the bank from the government; from the 15% collected from the government, the bank will retain certain finance charges and pay the remainder over to the Company; or (3) we take a loan from the bank to finance the project. As part of this agreement, we will make periodic deposits with the bank, which, depending upon the specific project, will provide a maximum factoring capacity of five to ten times the amount deposited. None of the facility has been drawn down as of the date of this report.

As of the date of this report, we believe that our currently available working capital, including the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to expand our production capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Contractual Obligations

Below is a table which sets forth our contractual obligations as of December 31, 2008:

(All amounts in millions of U.S. dollars)

	Payments due by period

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Debt Obligations	$164.10	$13.31	$7.45	$143.34	$-
Operating Lease Obligations	1.31	0.93	0.38	--	-
Total	$165.41	$14.24	$7.83	$143.34	$-

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the most significant judgments and estimates in the preparation of financial statements, including the following:

  Basis of Consolidation - The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in the consolidation.

  Intangible Assets - Intangible assets represent a surveillance recording system, surveillance software, customer relationship and contracts, trademarks, patents, technical know-how, non-compete agreements, acquired from Yuan Da, Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, Stonesonic, Longhorn, Jin Lin, DIT and the businesses of Four-Related Companies and the exclusive co-operation agreement with Chuang Guan and DM. The value of a surveillance recording system was established by an independent accounting firm. The valuations and allocation of intangible assets for the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, Stonesonic, Longhorn, Jin Lin, DIT and the businesses of the Four-Related Companies were determined by an independent appraisal firm. The value of the exclusive cooperation agreements with Chuang Guan and DM were determined by an independent appraisal firm. The value of the recording system is to be amortized as the following policies and rates: using the straight-line method over its estimated useful life of five years. The values of the intangible assets of the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, Stonesonic, Longhorn, Jin Lin, DIT and the businesses of the Four-Related Companies and the exclusive cooperation agreements with Chuang Guan and DM are to be amortized as the following policies and rates: using straight-line or accelerated method over their estimated useful lives of two months to 25 years.

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

  Revenue Recognition - The Company derives the bulk of its revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under EITF issue 00-21. The installation is not considered to be essential to the functionality of the equipment having regard to the following criteria as set out in SAB 104:

(i)     The surveillance and safety equipment is a standard product with minor modifications according to customers' specifications;

(ii)     Installation does not significantly alter the surveillance and safety equipment’s capabilities; and

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

Revenue from the outright sale of surveillance and safety equipment is recognized when delivery occurs and risk of ownership passes to the customers.

Revenues from sales of surveillance and safety video cameras and related products are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and related interpretations. Revenues are recognized when the following criteria are met:

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

Revenue from surveillance and safety system one year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as the Company believes it meets the conditions in compliance with SOP 97-2.

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

	2008	2007	2006
Year end RMB: exchange rate	6.83	7.30	7.80
Average yearly RMB: exchange rate	6.92	7.59	7.97

  No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

  Share-based Payments: On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No.123, Share-Based Payment (“SFAS 123 (R))”. We adopted SFAS 123(R) on January 1, 2006, using the modified prospective method. The provisions of SFAS 123(R) apply only to the awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, is recognized in net profit in the periods after adoption. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant, after taking amount into certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. This cost is expected to be recognized over a four-year or five-year period.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock ” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of adopting FSP 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company does not currently hold any or engage in derivative instruments or hedging activities. Therefore, we do not expect that this standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. We are currently assessing the impact of this statement, and believe that it will have a material impact on the accounting for business combinations completed subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No.157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. This statement was effective for us on January 1, 2008. The adoption of SFAS 157 did not have an impact on our 2008 consolidated financial statements

In February 2008, the FASB issued Staff Position FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. Examples of items to which the deferral applies include the following:

(i)         Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).

(ii)         Reporting units measured at fair value in the first step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value).

(iii)         Nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but not necessarily recognized or disclosed in the financial statements at fair value).

(iv)         Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements).

(v)         Nonfinancial liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

We elected to delay the adoption of SFAS 157 related to its nonfinancial assets and nonfinancial liabilities disclosed herein.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. This statement is effective for us on January 1, 2008. We did not elect to apply the fair value option to any outstanding instruments and, therefore, SFAS 159 did not have an impact on the 2008 consolidation financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. Most of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of December 31, 2008 and 2007 was $150.41 million and $124.40 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2008, would decrease net income before provision for income taxes by approximately $0.20 million or 0.05% for the fiscal year ended December 31, 2008. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $17.29 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2008. As of December 31, 2008, our accumulated other comprehensive income was $29.17 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 begins on page F-1 of this annual report.

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2008 and 2007. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in millions of U.S. dollars)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
Revenue	$71.78	$92.74	$119.29	$143.54
Gross profit	$22.26	$30.46	$32.01	$35.81
Income before income taxes and minority interest	$6.65	$9.88	$9.92	$11.70
Net income	$4.50	$7.74	$9.15	$11.21
Net income per share
Basic	$0.11	$0.18	$0.20	$0.24
Diluted	$0.11	$0.17	$0.20	$0.23
2007
Revenue	$38.45	$52.13	$65.44	$84.17
Gross profit	$10.12	$14.89	$19.74	$24.79
Income before income taxes and minority interest	$5.84	$6.04	$14.30	$18.48
Net income	$4.53	$4.27	$11.70	$14.82

Net income per share
Basic	$0.14	$0.12	$0.30	$0.35
Diluted	$0.13	$0.11	$0.29	$0.35

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

The Chief Financial Officer and the Chief Executive Officer assessed the effectiveness of internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Financial Officer and the Chief Executive Officer concluded that, as of the end of the fiscal year ended December 31, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)     Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

During 2008, five business acquisitions were completed. Management decided to exclude the acquired businesses from its report on internal control over financial reporting because it was not possible to conduct an assessment of the acquired businesses’ internal control over financial reporting in the period between the consummation date and the date of management’s assessment. With respect to adequacy of disclosure, we hereby provide the following information:

1.

Our management refers in the internal control report to a discussion in the registrant’s annual report on Form 10-K regarding the scope of the assessment, noting that management excludes the acquired business from management’s report on internal control over financial reporting;

2.	Our management clearly identifies the acquired businesses excluded and indicated the significances of the acquired businesses in our Company’s consolidated financial statements; and

3.	Our Company must disclose any material change to its internal control over financial reporting due to the acquisitions.

As of December 31, 2008, with regard to the scope of our assessment, we excluded five business acquisitions from our assessment of internal control over financial reporting because they were acquired in businesses combination purchases during 2008. Their total assets, total revenues, and net income represent approximately $28.8 million, $42.1 million and $6.8 million, respectively, of our total assets, total revenues and net income in 2008.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, excluding the five businesses acquired in 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

GHP Horwath P.C. (“GHP”), our independent registered public accounting firm, has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, and, as part of its audit, has issued its attestation report on the effectiveness of the Company's internal controls over financial reporting herein as of December 31, 2008. GHP’s attestation report is included in this Annual Report on Form 10-K on page F-2. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data.

(c)     Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the fourth fiscal quarter of 2008.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Date: March 5, 2009

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.

/s/ Guoshen Tu
Guoshen Tu
Chairman and Chief Executive Officer

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

Signature	Capacity	Date

/s/ Guoshen Tu	Chairman, Chief Executive Officer and Director	March 5, 2009
Guoshen Tu	(Principal Executive Officer)

/s/ Terence Yap	Chief Financial Officer and Director	March 5, 2009
Terence Yap	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Runsen Li	Director	March 5, 2009
Runsen Li

/s/ Peter Mak	Director	March 5, 2009
Peter Mak

/s/ Robert Shiver	Director	March 5, 2009
Robert Shiver

FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2008, 2007 AND 2006

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F3

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	F4

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006	F5

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F6 – F8

Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006	F9 - F44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
China Security & Surveillance Technology, Inc.

We have audited the accompanying consolidated balance sheets of China Security & Surveillance Technology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited China Security & Surveillance Technology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Security & Surveillance Technology, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the five business acquisitions which were completed during 2008 because it was not possible to conduct an assessment of the acquired businesses' internal control over financial reporting in the period between the consummation date and the date of management's assessment. The five businesses' total assets, total revenues and net income included in the consolidated financial statements of China Security & Surveillance Technology, Inc. as of December 31, 2008 and for the year then ended were approximately $28.8 million, $42.1 million and $6.8 million, respectively. Our audit of internal control over financial reporting of the China Security & Surveillance Technology, Inc. also did not include an evaluation of the internal control over financial reporting of these five acquired businesses.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Security & Surveillance Technology, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, China Security & Surveillance Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GHP HORWATH, P.C.
Denver, Colorado
March 5, 2009

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

ASSETS

	2008	2007
Cash and cash equivalents	$47,779	$89,071
Accounts receivable, net	148,205	63,206
Related party receivables	--	549
Inventories, net	117,042	40,606
Prepayment and deposits	7,280	3,225
Advances to suppliers	17,120	2,877
Other receivables	14,065	13,171
Tax refundable	--	92
Deferred tax assets - current portion	32	137

Total current assets	351,523	212,934

Deposits paid for acquisition of subsidiaries, properties and intangible assets	7,855	46,443
Plant and equipment, net	74,523	24,066
Land use rights, net	7,675	1,379
Intangible assets	56,913	39,800
Contingently returnable acquisition consideration	1,176	--
Goodwill	73,216	52,369
Deferred financing cost	1,082	150
Deferred tax assets - non-current portion	253	262
TOTAL ASSETS	$574,216	$377,403

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable - short term	$10,242	$12,814
Obligation under product financing arrangements - short term	2,469	--
Accounts payable	50,756	21,864
Accrued expenses	10,263	5,108
Advances from customers	28,621	8,352
Taxes payable	4,115	4,153
Payable for acquisition of businesses, properties and land use rights	11,915	--
Deferred income	1,207	915

Total current liabilities	119,588	53,206

LONG TERM LIABILITIES
Notes payable - long term	2,853	698
Obligation under product financing arrangements - long term	4,214	--
Convertible notes payable	143,342	123,701
Total liabilities	269,997	177,605
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	32	61

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value; 290,000,000 shares authorized, 49,142,592 (2008) and 42,506,150 (2007) shares issued and outstanding	5	4
Additional paid-in capital	164,806	110,254
Retained earnings	109,405	76,802
Statutory surplus reserve fund	804	804
Accumulated other comprehensive income	29,167	11,873
Total shareholders’ equity	304,187	199,737
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$574,216	$377,403

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	2008	2007	2006

Revenues	$427,354	$240,188	$106,989
Cost of goods sold (including depreciation and amortization for the years ended December 31, 2008, 2007 and 2006 of $762, $216 and $0, respectively)	306,813	170,649	75,976
Gross profit	120,541	69,539	31,013

Selling and marketing	12,056	5,622	1,511
General and administrative (including non-cash employee compensation for the years ended December 31, 2008, 2007 and 2006 of $13,837, $4,157 and $0, respectively)	42,295	16,442	3,036
Depreciation and amortization	8,729	4,824	1,124
Income from operations	57,461	42,651	25,342

Rental income from related parties	--	483	496
Interest income	218	374	63
Interest expense	(21,765)	(15,011)	(108)
Gain on sale of affiliated company	--	--	307
Gain on disposal of land use rights and properties	--	13,632	--
Other income, net	2,236	2,530	711
Income before income taxes and minority interest	38,150	44,659	26,811

Minority interest in (income) loss of consolidated subsidiaries	33	(49)	9
Income taxes	(5,580)	(9,291)	(3,889)
Net income	32,603	35,319	22,931

Foreign currency translation gain	17,294	9,664	1,664
COMPREHENSIVE INCOME	$49,897	$44,983	$24,595
NET INCOME PER SHARE
BASIC	$0.73	$0.95	$0.88
DILUTED	$0.72	$0.91	$0.85
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	44,721,421	37,368,549	26,052,519
DILUTED	45,284,070	38,795,241	26,940,215

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Common Stock Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Statutory Surplus Reserve Fund	Total
BALANCE AT JANUARY 1, 2006	21,558,000	$2	$4,708	$18,552	$545	$804	$24,611
Warrants granted for consulting services	-	-	185	-	-	-	185
Common stock issued for consulting services	100,000	-	350	-	-	-	350
Common stock issued for acquisition of Shenzhen Yuan Da Wei Shi Technology Limited	200,000	-	500	-	-	-	500
Common stock issued under securities purchase agreements	7,301,259	1	22,284	-	-	-	22,285
Common stock issued for acquisition of businesses of four related companies	850,000	-	6,970	-	-	-	6,970
Common stock issued for investor relations services	50,000	-	200	-	-	-	200
Common stock issued for private placement	1,538,462	-	10,000	-	-	-	10,000
Warrants exercised (cashless) per Securities Purchase Agreement	123,750	-	-	-	-	-	-
Warrants exercised for cash per Securities Purchase Agreement	25,714	-	123	-	-	-	123
Warrants exercised (cashless) per investor relation service agreement	77,753	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	1,664	-	1,664
Net income for the year	-	-	-	22,931	-	-	22,931
BALANCE AT DECEMBER 31, 2006	31,824,938	3	45,320	41,483	2,209	804	89,819
Warrants exercised (cashless) per Securities Purchase Agreement	402,782	-	-	-	-	-	-
Warrants exercised for cash per Securities Purchase Agreement	813,422	-	3,905	-	-	-	3,905
Issuance of restricted stock awards and recognition of stock-based compensation	2,596,634	-	4,157	-	-	-	4,157
Common stock issued for acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd.	1,361,748	-	7,500	-	-	-	7,500
Common stock issued for acquisition of Shenzhen Hongtianzhi Electronics Co., Ltd.	2,800,711	1	16,203	-	-	-	16,204
Common stock issued for acquisition of HiEasy Electronic Technology Development Co., Ltd.	811,804	-	5,198	-	-	-	5,198
Common stock issued for acquisition of Hangzhou Tsingvision Intelligence System Co., Ltd.	459,000	-	6,533	-	-	-	6,533
Common stock issued for acquisition of Changzhou Minking Electronics Co., Ltd.	968,611	-	13,270	-	-	-	13,270
Common stock issued for acquisition of Exclusive Cooperation Agreement with Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd.	466,500	-	8,168	-	-	-	8,168
Foreign currency translation	-	-	-	-	9,664	-	9,664
Net income for the year	-	-	-	35,319	-	-	35,319
BALANCE AT DECEMBER 31, 2007	42,506,150	4	110,254	76,802	11,873	804	199,737
Warrants exercised for cash per Securities Purchase Agreement	57,776	-	277	-	-	-	277
Issuance of restricted stock awards and recognition of stock-based compensation	3,046,057	1	13,836	-	-	-	13,837
Common stock issued for private placement	722,544	-	9,700	-	-	-	9,700
Common stock issued in connection with Exclusive Cooperation Agreement with Beijing DM Security & Technology Co., Ltd.	136,378	-	2,041	-	-	-	2,041
Common stock issued for acquisition of Guangdong Stonesonic Digital Technique Co., Ltd.	953,918	-	7,048	-	-	-	7,048
Common stock issued for acquisition of Shenzhen Longhorn Security Technology Co., Ltd.	790,502	-	9,593	-	-	-	9,593
Common stock issued for acquisition of Beijing Aurine Divine Land Technology Co., Ltd.	206,661	-	3,223	-	-	-	3,223
Common stock issued for acquisition of Shenzhen Jin Lin Technology Co., Ltd.	268,870	-	2,440	-	-	-	2,440
Common stock issued for acquisition of 100% beneficial interest (but not recording ownership) of Huge Long Ltd.	453,736	-	6,394	-	-	-	6,394
Foreign currency translation	-	-	-	-	17,294	-	17,294
Net income for the year	-	-	-	32,603	-	-	32,603
BALANCE AT DECEMBER 31, 2008	49,142,592	$5	$164,806	$109,405	$29,167	$804	$304,187

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,603	$35,319	$22,931
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,491	5,040	1,124
Allowance for doubtful accounts	401	74	113
Provision for obsolete inventories	14	8	230
Amortization of loan origination fees	--	--	37
Common stock issued for services	--	--	250
Issue of warrants for investor relation services	--	--	185
Amortization of consultancy services	135	122	--
Non-cash compensation expense	13,837	4,157	--
Amortization of deferred financing cost	206	26	--
Redemption accretion on convertible notes	19,641	13,701	--
Gain on disposal of land use rights, properties, plant and equipment	--	(13,632)	(15)
Gain on sale of affiliated company	--	--	(307)
Deferred taxes	142	7	107
Minority interest	(33)	49	(9)

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(73,827)	(28,539)	(13,992)
Related party receivables	587	(80)	3,768
Other receivables	(2,060)	(6,932)	(401)
Inventories	(63,306)	(7,851)	(13,328)
Prepayment and deposits	(2,381)	453	(3,233)
Advances to suppliers	(12,850)	1,178	(1,323)
Increase (decrease) in:
Accounts payable and accrued expenses	21,312	10,094	6,300
Advances from customers	17,077	1,376	--
Taxes payable	(318)	2,271	582
Related party payable	--	--	(9)
Deferred income	229	141	(26)
Net cash (used in) provided by operating activities	(39,100)	16,982	2,984

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	2008	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(6,129)	(11,382)	(5,114)
Additions to intangible assets, other than through business acquisitions	(2,320)	(1,016)	(107)
Additions to land use rights, other than through business acquisitions	(5,101)	(591)	--
Deposits paid for acquisition of subsidiaries	(3,790)	(22,545)	--
Deposits refunded for acquisition of subsidiaries	1,943	--	--
Deposits paid for acquisition of properties and intangible assets	(357)	(23,898)	--
Net cash outflow on acquisition of net assets of
businesses acquired (net of cash acquired)	(10,997)	(36,378)	(6,539)
Proceeds from dispositions of non-current assets	--	--	592
Proceeds from disposal of land use rights
and properties	3,379	12,844	--
Net cash used in investing activities	(23,372)	(82,966)	(11,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from (advanced to) directors	--	(71)	9
New borrowings, net of issuing cost	17,401	124,883	3,495
Repayment of borrowings	(19,386)	(8,045)	--
New borrowings from obligation under product financing arrangements	6,687	--	--
Repayment of obligation under product financing arrangements	(1,143)	--	--
Issue of common stock upon exercise of warrants	277	3,905	123
Issue of common stock, net of issuing expenses	9,700	--	32,285
Net cash provided by financing activities	13,536	120,672	35,912

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,936)	54,688	27,728
Effect of exchange rate changes on cash	7,644	3,403	975

Cash and cash equivalents, beginning of year	89,071	30,980	2,277
CASH AND CASH EQUIVALENTS, END OF YEAR	$47,779	$89,071	$30,980

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$1,834	$1,362	$103
Income taxes paid	$9,656	$7,794	$3,166

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

136,378 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $2,041 in the establishment of the exclusive cooperation agreement with Beijing DM Security & Technology Co., Ltd. (“DM”) on January 18, 2008. (Note 1)

953,918 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $7,048 for the acquisition of Guangdong Stonesonic Digital Technique Co., Ltd. (“Stonesonic”) on June 4, 2008. (Note 1)

790,502 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $9,593 for the acquisition of Shenzhen Longhorn Security Technology Co., Ltd. (“Longhorn”) on June 4, 2008. (Note 1)

206,661 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $3,223 for the acquisition of Beijing Aurine Divine Land Technology Co., Ltd. (“Guanling”) on June 4, 2008. (Note 1)

268,870 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $2,440 for the acquisition of Shenzhen Jin Lin Technology Co., Ltd. (“Jin Lin”) on December 10, 2008. (Note 1)

453,736 shares of common stock were issued in satisfaction of the purchase price of approximately $6,394 in the acquisition of 100% beneficial interest (but not the legal title and record ownership) of Huge Long Limited (“Huge Long”) on December 10, 2008. (Note 1)

139,573 shares of common stock were issued in satisfaction of the purchase price of approximately $1,447 in the acquisition of DIT Industry (H.K.) Limited (“DIT”) on February 13, 2009. (Note 1)

1,361,748 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $7,500 in the acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd., (“Cheng Feng”), were issued in February 2007. (Note 1)

2,800,711 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $16,000 in the acquisition of Shenzhen Hongtianzhi Electronics Co., Ltd., (“Hongtianzhi”), were issued in May and June 2007. (Note 1)

811,804 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $5,100 in the acquisition of HiEasy Electronic Technology Development Co., Ltd., (“HiEasy”), were issued in August 2007. (Note 1)

459,000 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $6,500 in the acquisition of Hangzhou Tsingvision Intelligence System Co., Ltd., (“Tsingvision”), were issued in August 2007. (Note 1)

968,611 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $13,000 in the acquisition of Changzhou Minking Electronics Co., Ltd. (“Minking”), were issued in October 2007. (Note 1)

466,500 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $8,834 in the establishment of Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd. (“Chuang Guan”), were issued in October 2007. (Note 1)

The Company disposed of land use rights and properties for a total consideration of RMB119,000 (approximately $16,119) in 2007. As of December 31, 2007, RMB24,000 (approximately $3,379) had not yet been received. The remaining payment was received in January 2008.

200,000 shares of common stock were issued for the acquisition of Shenzhen Yuan Da Wei Shi Technology Limited (“Yuan Da”) in 2006. (Note 1)

850,000 shares of common stock were issued for the acquisition of the security and surveillance businesses of Jian Golden An Ke Technology Co. Ltd. (“Jian An Ke”), Shenzhen Golden Guangdian Technology Co. Ltd. (“Shenzhen Guangdian”), Shenyang Golden Digital Technology Co. Ltd. (“Shenyang Golden”) and Jiangxi Golden Digital Technology Co. Ltd. (“Jiangxi Golden”) in 2006. (Note 1)

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Security & Surveillance Technology Inc. (“CSST” or the “Company”) is engaged in the business of installing, manufacturing and distribution of surveillance and safety systems, which integrates development, manufacturing, marketing, and maintenance of digital video surveillance and network communication together. The Company operates primarily in the People’s Republic of China (“PRC” or “China”).

On October 29, 2007, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “CSR”.

On February 4, 2008, the Company filed the Certificate of Amendment of Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to (i) increase the number of authorized shares of common stock, par value $.0001 per share, from 100,000,000 shares to 290,000,000 shares and (ii) authorize the board of directors of the Company to issue up to 10,000,000 shares of preferred stock, par value $.0001 per share. The Certificate of Amendment of Certificate of Incorporation of the Company was approved by the special shareholders’ meeting held on February 1, 2008.

On October 13, 2008, the Company’s common stock commenced secondary trading on Nasdaq Dubai in U.S. dollars under the symbol “CSR”.

In September 2005, the Company entered into an investor relation service agreement and granted a warrant to purchase 100,000 shares of its common stock at $1.85 per share in exchange for services for a two-year period. The fair value of $185 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: 4.18% risk free interest rate, zero dividend yield, 2-year service contract term and 400% expected volatility. This fair value was allocated to the 2-year service period and the remaining fair value of the service fee was charged to income when the service agreement was terminated by the Company in February 2006.

On October 25, 2005, the Company entered into an agreement with the equity owners of Yuan Da, which was subsequently amended in April and May 2006. Pursuant to the agreement, the Company acquired all of the assets of Yuan Da. Yuan Da was a limited liability company established in Shenzhen, China and was principally engaged in the sales and development of security and surveillance systems. Under the agreement with Yuan Da, as amended, the purchase price consisted of (i) a cash payment of RMB1,000 (approximately $125) and (ii) 200,000 unregistered shares of the Company’s common stock valued at $500 (based upon the average closing market price during the twenty days before the date of the agreement). The shares of common stock were issued on March 10, 2006.

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

Pursuant to this agreement, the Company also issued warrants to a private placement agent to purchase 416,667 shares of its common stock as a commission for its services in connection with the private placement. A total of 150,000 of the warrants are exercisable at a price of $3.80 per share, which was the closing bid price for the Company’s stock as of the date of closing under the agreement, and a total of 266,667 of the warrants are exercisable at a price of $3.00 per share. All of the warrants have a term of 5 years and include a cashless exercise feature. For the year ended December 31, 2008, 2007, and 2006, 0, 266,667 and 150,000 warrants were exercised using the cashless exercise feature and 0, 224,722 and 82,500 shares of the Company’s common stock were issued respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On July 31, 2006, the Company completed another private placement transaction with certain accredited investors in which it sold 4,634,592 units for $16,200 at $3.50 per share. Net proceeds to the Company from the sale of the units were approximately $14,900. Each unit consists of one share of common stock and a warrant to purchase one-fifth of one share of common stock. The exercise price for each whole warrant is $4.80. The warrants have a term of five years and include a cashless exercise feature. For the years ended December 31, 2008, 2007 and 2006, 57,776, 813,422 and 25,714 warrants were exercised at $4.80 per share, respectively.

The securities purchase agreement in connection with the private placement was originally signed on July 6 and subsequently amended on July 30, 2006 and July 31, 2006. The major amendments made to the agreement include, among other things, (i) the waiver of a closing condition which permitted the Company to break escrow notwithstanding the fact that the acquisition of Cheng Feng would not be fully consummated until certain governmental approvals were obtained, (ii) the reduction of the purchase price of each unit from $4.50 to $3.50 and the exercise price for each whole warrant from $5.40 to $4.80, and (iii) and the grant of a put right by the Company to all of the investors which allowed the investors to require the Company to repurchase all, but not less than all, of the securities issued under the securities purchase agreement if the Company failed to obtain the necessary governmental approval to consummate the acquisition of Cheng Feng on or before December 31, 2006. Necessary governmental approvals were obtained before December 31, 2006, therefore, the put right became void.

In conjunction with the private placement, the Company also executed a registration rights agreement under which it was obligated to file a registration statement on Form S-4 and S-1, or other available form, to register the shares and the shares underlying the warrants for resale, within 45 days and 55 days after the closing date, respectively. The Company was obligated to use its best efforts to cause the registration statement to be declared effective within 180 days of the closing date, and was liable for payment of penalties to the investors in the event the registration statement has not declared effective within the 180-day period. The Company filed an S-4 on October 2, 2006, which was 12 days later than the required filing date. Therefore, liquidated damages totaling approximately $65 were incurred.

In connection with the private placement, the Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commissions for their services. For the years ended December 31, 2008, 2007 and 2006, 0, 249,421 and 75,000 warrants were exercised using the cashless exercise feature, and 178,060 and 41,250 shares of the Company’s common stock were issued in 2007 and 2006, respectively.

On July 23, 2008, the Company consummated a private placement transaction in which it issued 722,544 units to certain non-U.S. investors for an aggregate gross cash purchase price of $10,000 at a per unit price of $13.84. Net proceeds to the Company from this private placement were approximately $9,700. Each unit consists of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock. The Company issued warrants to purchase 144,509 shares of its common stock with an exercise price of $19.23. The warrants have a term of 3 years and include a cashless exercise feature. No warrants were exercised during the year ended December 31, 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

A summary of the status of the Company’s warrants granted in 2008 and 2006 and the changes during the years ended December 31, 2008, 2007 and 2006 are presented below:

	2008		2007		2006

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Prices	Shares	Prices	Shares	Prices
Outstanding at beginning of year	87,782	$4.80	1,417,292	$4.40	100,000	$1.85
Granted	144,509	19.23	--	--	1,668,006	4.31
Exercised	(57,776)	(4.80)	(1,329,510)	(4.36)	(350,714)	(3.23)
Outstanding at end of year	174,515	$16.75	87,782	$4.80	1,417,292	$4.40
Warrants exercisable at end of year	174,515		87,782		1,417,292

In October 2006, the Company issued 50,000 shares of its common stock to an investor relations firm as a payment for their services pursuant to a consulting agreement dated February 9, 2006. The fair value of the common stock issued was $200 and was expensed over the one year contract term.

In November 2006, the Company changed its domicile from the British Virgin Islands (“BVI”) to Delaware through merging the BVI company into its recently-formed wholly owned Delaware subsidiary. The main reasons for the change of domicile were to comply with the covenants of a stock purchase agreement that was entered into on April 4, 2006 in connection with the private placement transaction discussed above, as well as to take advantage of the benefits of being a Delaware corporation, including enhanced credibility, greater flexibility in corporate law and attractiveness for directors and officers.

On November 27, 2006, the Company completed a private placement transaction with three accredited investors in which the Company sold an aggregate of 1,538,462 shares of its common stock for a total consideration of $10,000 at a price of $6.50 per share.

In November 2006, the Company acquired the security and surveillance business of Jian An Ke, Shenzhen Guangdian, Shenyang Golden, and Jiangxi Golden (collectively, the “Four-Related Companies”), of which the Company’s CEO and director Guoshen Tu formerly owned 80%, 60%, 42% and 90%, respectively. These four companies are referred herein as the Four-Related Companies. The former minority shareholders of the Four-Related Companies received in aggregate 850,000 shares of the Company’s common stock in exchange for the value of the Four-Related Companies, which was determined to be $6,970 by a third party valuation firm. Mr. Tu did not receive any consideration in the Company’s acquisition of the Four-Related Companies. However, his wife, Ms. Zhiqun Li, was issued 100,000 of the 850,000 shares for her ownership in Jian An Ke. Simultaneously with the receipt of her shares of the Company’s common stock, Ms. Li transferred all of the shares she received to employees of the company in which she had an ownership interest. The other minority shareholders of the Four-Related Companies also transferred a portion of the Company’s stock they received to employees of the Four-Related Companies and others. The shares transferred to the employees were considered to be performance incentives for services rendered by them prior to the acquisition. Shenzhen Guangdian is engaged in the business of manufacturing and distributing security and surveillance products. The other three companies are engaged in the business of distributing security and surveillance products.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

In July 2006, The Company entered into an agreement with the shareholders of Cheng Feng to acquire 100% ownership of Cheng Feng, under which the Company agreed to pay total consideration of RMB 120,000 (approximately $15,000) in exchange for 100% ownership of Cheng Feng, consisting of RMB 60,000 (approximately $7,500) in cash and RMB 60,000 in the Company’s restricted stock. The number of shares issuable in satisfaction of the equity portion of the purchase price was 1,361,748, which were issued in February 2007.

On April 2, 2007, the Company entered into an equity transfer agreement related to the acquisition of 100% ownership of Chain Star Investment Limited (“Chain Star”). The Company agreed to pay total consideration equaling RMB250,000 (approximately $32,000) in exchange for 100% ownership of Chain Star, consisting of RMB125,000 (approximately $16,000) in cash and shares of the Company’s common stock valued at RMB125,000 (approximately $16,000) RMB 12,500 (approximately $1,600) of the purchase price was paid as a deposit in October 2006. The number of shares issuable in satisfaction of the equity portion of the purchase price was 2,800,711 shares, which were issued in May and June 2007. Chain Star is a holding company with no assets other than 100% of the equity interests of Hongtianzhi.

On May 11, 2007, the Company entered into an equity transfer agreement related to the acquisition of 100% ownership of Link Billion Investment Limited (“Link Billion”). The Company agreed to pay total consideration equaling RMB80,000 (approximately $10,200) in exchange for 100% ownership of Link Billion, consisting of RMB40,000 (approximately $5,100) in cash and shares of the Company’s common stock valued at RMB40,000 (approximately $5,100). The number of shares of the Company’s common stock issuable in satisfaction of the equity portion of the purchase price was 811,804 shares, which were issued in August 2007. Link Billion is a holding company with no assets other than 100% of the equity interests of HiEasy.

On June 4, 2007, the Company entered into an equity transfer agreement related to the acquisition of 100% ownership of Allied Rich Limited (“Allied Rich”). The Company agreed to pay RMB200,000 (approximately $26,000) in exchange for 100% ownership of Allied Rich, consisting of RMB100,000 (approximately $13,000) in cash and shares of the Company’s common stock valued at RMB100,000 (approximately $13,000). The number of shares issuable in satisfaction of the equity portion of the purchase price was 968,611 shares which were issued in October of 2007. Allied Rich is a holding company with no assets other than 100% of the equity interests of Minking.

On July 2, 2007, the Company entered into an equity transfer agreement related to the acquisition of 100% ownership of Ocean Pacific Technology Limited (“Ocean Pacific”). The Company agreed to pay total consideration equaling RMB99,346 (approximately $13,000) in exchange for 100% ownership of Ocean Pacific, consisting of RMB50,000 (approximately $6,500) in cash and shares of the Company's common stock valued at RMB49,346 (approximately $6,500). The number of shares issuable in satisfaction of the equity portion of the purchase price was 459,000 shares, which were issued in August 2007. Ocean Pacific is a holding company with no assets other than 100% of the equity interests of Tsingvision.

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Kit Grant Limited (“Kit Grant”) under which the Company agreed to pay total consideration of RMB227,038 (approximately $32,299) in exchange for 100% ownership of Kit Grant, consisting of RMB125,000 (approximately $17,809) in cash and 953,918 shares of the Company’s common stock valued at RMB102,038 (approximately $14,490). The Company issued 953,918 shares of the Company’s common stock to the shareholder of Kit Grant and her designees in June 2008. Kit Grant is a holding company with no assets other than 100% of the equity interest of Stonesonic.

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Sincere On Limited (“Sincere On”) under which the Company agreed to pay total consideration of RMB120,558 (approximately $17,151) in exchange for 100% ownership of Sincere On, consisting of RMB36,000 (approximately $5,121) in cash and 790,502 shares of the Company’s common stock valued at RMB84,558 (approximately $12,030). The Company issued 790,502 shares of the Company’s common stock to the shareholder of Sincere On and her designees in June 2008. Sincere On is a holding company with no assets other than 100% of the equity interest of Longhorn.

On April 21, 2008, the Company entered into an equity transfer agreement with the shareholder of Sharp Eagle (HK) Limited (“Sharp Eagle”) under which the Company agreed to pay total consideration of RMB39,110 (approximately $5,587) in exchange for 100% ownership of Sharp Eagle, consisting of RMB12,500 (approximately $1,644) in cash and 206,661 shares of the Company’s common stock valued at RMB26,610 (approximately $3,943). The Company issued 206,661 shares of its common stock to the shareholder of Sharp Eagle and her designees in June 2008. Sharp Eagle is a holding company with no assets other than 100% of the equity interest of Guanling.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On July 7, 2008, the Company entered into an equity transfer agreement with the shareholder of Long Top Limited (“Long Top”) under which the Company agreed to pay total consideration of RMB68,582 (approximately $10,000) in exchange for 100% ownership of Long Top, consisting of RMB40,000 (approximately $5,832) in cash and shares of the Company’s common stock valued at RMB28,582 (approximately $4,168). RMB13,000 (approximately $1,896) of the purchase price was paid as a deposit in April 2008. The balance of the cash portion of the purchase price, RMB 27,000 (approximately $3,936), will be paid upon Long Top and Jin Lin’s achievement of certain financial thresholds. The Company issued 268,870 shares of its common stock to the shareholder of Long Top on December 10, 2008. Long Top is a holding company with no assets other than 100% of the equity interest of Jin Lin.

On November 11, 2008, the Company entered into an equity transfer agreement with the shareholder of DIT under which the Company agreed to pay total consideration of RMB23,680 (approximately $3,469) in exchange for 100% ownership of DIT, consisting of RMB13,800 (approximately $2,022) in cash and shares of the Company’s common stock valued at RMB9,880 (approximately $1,447). RMB3,000 (approximately $439) of the purchase price was paid as a deposit in Oct 2008. The balance of the cash portion of the purchase price, RMB 10,800 (approximately $1,583), will be paid upon DIT’s achievement of certain financial thresholds. The Company issued 139,573 shares of its common stock to the shareholder of DIT in February 2009.

On September 20, 2007, the Company entered into an exclusive cooperation agreement with Chuang Guan, which is engaged in the business of system integration, pursuant to which the parties have agreed, among other things, that the Company will provide various items to Chuang Guan, including training services, provision of technology licenses, equipment, consultations, workforces and other related services. Chuang Guan will subcontract all its work to the Company or its designees to the extent permitted by the local laws and regulations either at the face value of the contract or at the face value of the contract minus the costs or expenses incurred by Chuang Guan. Chuang Guan has agreed to add the Company’s name to its marketing materials and its marketing and business development activities will be conducted either in the name of both Chuang Guan and the Company or through a joint venture established by the parties. The valuation of the agreement was determined by an independent appraisal firm. The Company did not acquire any of the assets or liabilities of Chuang Guan, and the entire purchase price was allocated to an intangible asset, consisting of an exclusive cooperation relationship. The Company’s total cost for entry into the exclusive cooperation agreement amounted to $8,834, after taking into account of certain discounts of the shares issued to Chuang Guan due to the fact that the issued shares are restricted shares. 466,500 restricted shares were issued in October 2007.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On August 6, 2008, the Company entered into an equity transfer agreement with the shareholder of Huge Long Limited (“Huge Long”) under which the Company will acquire all issued and outstanding shares of capital stock of Huge Long through a series of transactions. The Company acquired 100% beneficial interest (but not record ownership) of all issued and outstanding capital stock of Huge Long on August 6, 2008 (the “First Closing”) and will acquire the legal title and record ownership of all issued and outstanding shares of capital stock of Huge Long on or before December 31, 2009 (the “Second Closing”). Huge Long has entered into an equity transfer agreement to acquire Shenzhen Wangdaiheng Industry Limited (“WDH”) which will close on or before December 31, 2009. The Second Closing is conditioned upon the acquisition by Huge Long of the legal title of WDH. WDH owns a parcel of land (No. A524-0013) located at the south of Ban Gong Chang Road, Guangming Street, Bao’an District, Shenzhen (the “Industry Park”). The Company was granted an exclusive right to use the Industry Park at the First Closing.

The Company agreed to pay a total consideration of RMB145,812 (approximately $21,279) in exchange for the 100% beneficial interest of Huge Long, consisting of RMB102,000 (approximately $14,885) in cash and 453,736 shares of the Company’s common stock valued at RMB43,812 (approximately $6,394). The Company’s total costs for acquiring the land use rights and properties were $4,382 and $16,897 respectively. RMB80,000 (approximately $11,675) of the purchase price was paid as a deposit in 2007 and January 2008. The balance of the cash portion of the purchase price, RMB 22,000 (approximately $3,210), will be paid at the Second Closing. The equity portion of the purchase price 453,736 shares of restricted stock was issued on December 10, 2008.

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

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(c)	Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

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

Intangible assets represent a surveillance recording system, surveillance software, customer relationship and contracts, trademarks, patents, technical know-how, non-compete agreements, acquired from Yuan Da, Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, Stonesonic, Longhorn, Guanling, Jin Lin, DIT and the businesses of Four-Related Companies and the exclusive cooperation agreement with Chuang Guan and DM (see notes 3 and 11).

The value of intangible assets acquired from Yuan Da was established by an independent accounting firm. The valuation and allocation in intangible assets of the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, Stonesonic, Longhorn, Guanling, Jin Lin, DIT and the businesses of the Four-Related Companies were determined by an independent appraisal firm. The values of the exclusive cooperation agreements with Chuang Guan and DM were determined by an independent appraisal firm.

The values of the intangible assets are being amortized using the following amortization methods and estimated useful lives:

Nature	Amortization method	Useful lives

Trademarks	Straight-line method	11 – 25 years
Exclusive cooperation agreements	Straight-line method	20 years
Customer base	Straight-line and accelerated method	5 – 10 years
Patents	Straight-line method	10 years
Technical know-how	Straight-line and accelerated method	9 – 10 years
Non-compete agreements	Straight-line and accelerated method	5 years
Contracts in progress	Straight-line method	2 – 9 months
Surveillance software	Straight-line method	5 years
Surveillance recording system	Straight-line method	5 years

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
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

There was no impairment of long-lived assets as of December 31, 2008, 2007 and 2006.

	(f)	Goodwill

Goodwill represents the excess of the purchase price over the net fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. SFAS No; 142, “Goodwill and Other Intangible Assets” (“SFAS142”) requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter each year.

In July 2006, we acquired Cheng Feng. During the year ended December 31, 2007, we acquired Hongtianzhi, HiEasy, Minking and Tsingvision. During the year ended December 31, 2008, the Company acquired Stonesonic, Longhorn, Guanling, Jin Lin and DIT. Goodwill impairment is computed using the expected present value of associated future cash flows.

There was no impairment of goodwill as of December 31, 2008, 2007 and 2006.

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

At December 31, 2008 and 2007, unamortized computer software costs were $2,776 and $2,383, respectively. During the years ended December 31, 2008, 2007 and 2006, $649, $217, and $39 of amortization expenses were charged to income, respectively.

	(h)	Deferred Income

Deferred income represents amounts billed for contracts for supply and installation of surveillance and safety equipment which have not been fully completed at the balance sheet date in accordance with accounting policy note 2(o).

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
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

As of December 31, 2008 and 2007, inventories held under the product financing arrangements were $6,689 and $0, respectively.

During the years ended December 31, 2008, 2007, and 2006 approximately 30%, 61%, and 92%, of total inventory purchases were from five suppliers, respectively.

	(j)	Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivable due from one individual customer exceeds 10% of total accounts receivable at December 31, 2008 and 2007.

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

The Company paid in advance for the lease of three parcels of land for 50-year time periods, consisting of approximately $8,371. The lease periods began during 2004 to 2008 and expire during 2054 and 2058. The amount is being amortized and recorded as expense over the 50-year terms of the leases. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Under SFAS 142, finite lived intangible assets are amortized over their lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and determined that no impairment adjustments were necessary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(n)	Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, related party receivables, other receivables, accounts payable, notes payable and convertible notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature. The fair value of the related party receivables is not practicable to estimate due to the related party nature of the underlying transactions.

	(o)	Revenue Recognition

The Company derives the bulk of its revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under EITF issue 00-21. The installation is not considered to be essential to the functionality of the equipment having regard to the following criteria as set out in SAB 104:

		(i)	The surveillance and safety equipment is a standard product with minor modifications according to customers’ specifications;

		(ii)	Installation does not significantly alter the surveillance and safety equipment’s capabilities; and

		(iii)	Other companies which possess the relevant licenses are available to perform the installation services.

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

Revenue from the outright sale of surveillance and safety equipment is recognized when delivery occurs and risk of ownership passes to the customers.

Revenues from sales of surveillance and safety video cameras and related products are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and related interpretations. Revenues are recognized when the following criteria are met:

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(o)	Revenue Recognition – continued

Repairs and maintenance service revenue is recognized when the service is performed.

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimated the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue recognized. As of December 31, 2008 and 2007, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

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

Revenue from surveillance and safety system one year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as the Company believes it meets the conditions in compliance with SOP 97-2.

	(p)	Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the years ended December 31, 2008, 2007 and 2006 amounted to $1,890, $352 and $209, respectively.

	(q)	Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $588, $593, and $134, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(r)	Share-based Payments

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No.123, Share-Based Payment (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into account of certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the years ended December 31, 2008, and 2007, the Company has recognized $13,837 and $4,157of compensation expense under the plan. As of December 31, 2008 and 2007, there was $52,616 and $39,814 of unrecognized compensation expense related to the nonvested restricted stock, respectively. This cost is expected to be recognized over a four-year period.

	(s)	Foreign Currency Translation

The functional currency of the Company is the Renminbi (“RMB”) and the RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions, which are not material, are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average yearly exchange rates and shareholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders' equity. The exchange rates adopted are as follows:

	2008	2007	2006
Year end RMB exchange rate	6.83	7.30	7.80
Average yearly RMB exchange rate	6.92	7.59	7.97

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation

(t)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses (included in selling and marketing and general and administrative expenses) for the years ended December 31, 2008, 2007 and 2006 were $1,238, $402 and $68, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2008, 2007 and 2006. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

On March 16, 2007, the National People’s Congress of PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law will be effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rates for our operating subsidiaries were changed.

	(w)	Earnings Per Share

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

Earnings per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Earnings per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities and warrants outstanding during each respective period, using the if-converted or treasury-stock methods.

For purposes of the computation of net income per share, unvested restricted shares (note 17) and shares issued in connection with acquisitions that are returnable (note 3) are considered contingently returnable shares under SFAS No. 128. These contingently returnable shares, although classified as issued and outstanding, are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

As of December 31, 2008, 2007 and 2006, warrants were outstanding to acquire 30,006, 87,782 and 1,417,292 shares of common stock. As of December 31, 2008, warrants which were outstanding to acquire 144,509 shares of common stock were not included in the dilutive calculation for the year ended December 31, 2008, as the effect would be anti-dilutive.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(w)	Earnings Per Share - continued

With respect to outstanding warrants, the dilutive impact on the weighted average number of shares was 19,965, 64,359 and 362,225 for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2008, the Company agreed to issue 139,573 shares of common stock in connection with the acquisitions of DIT. These shares were not yet issued as of December 31, 2008. In 2008, the Company issued an aggregate of 2,470,116 in connection with the acquisitions of Stonesonic, Longhorn, Guanling, Jin Lin, 100% beneficial interest of Huge Long and the exclusive cooperation agreement with DM (note 1) excluding contingently returnable shares of 339,949 shares of common stock. The impact of these shares has been included in the dilutive weighted average number of shares from the date of the closing of the acquisitions though the earlier of December 31, 2008 or the date the shares were issued.

In 2007, the Company issued an aggregate of 5,506,626 shares of common stock in connection with the acquisitions of Hongtianzhi, HiEasy, Minking, Tsingvision, and the exclusive cooperation agreement with Chuang Guan. The impact of these shares has been included in dilutive weighted average number of shares from the date of the closing of the acquisitions through the earlier of December 31, 2007 or the date the shares were issued.

The 1,361,748 shares of common stock which were contingently issuable in the acquisition of Cheng Feng were included in dilutive securities from July 2006 through December 31, 2006.

Approximately 5,452,000 shares of common stock underlying the February Notes and April Notes (as defined in Note 16) were not included in the dilutive calculation for the years ended December 31, 2008 and 2007, as the effect would be anti-dilutive.

	(x)	Fair value measurement

SFAS No. 157 “Fair Value Measurement” (“SFAS157”) was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the amounts reported for financial assets and liabilities in Company’s 2008 consolidated financial statements.

In February 2008, the FASB issued Staff Position FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. Examples of items to which the deferral applies include the following:

(i)

Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).

(ii)

Reporting units measured at fair value in the first step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value).

(iii)

Nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but not necessarily recognized or disclosed in the financial statements at fair value).

(iv) Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements).

(v) Nonfinancial liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

The Company elected to delay the adoption of SFAS 157 related to its nonfinancial assets and nonfinancial liabilities disclosed herein.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(y)	Recent Accounting Pronouncements

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock ” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”) effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires an entity to provide enhanced disclosures about derivative instruments and hedging activities. The Company does not currently hold any or engage in derivative instruments or hedging activities. Therefore, the Company does not expect that this standard will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company is currently assessing the impact of this statement, and believes it will have a material impact on the accounting for business combinations completed subsequent to December 31, 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	(y)	Recent Accounting Pronouncements - continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. This statement was effective for us on January 1, 2008. The Company did not elect to apply the fair value option to any of outstanding instruments and, therefore, SFAS 159 did not have an impact on the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.	BUSINESS ACQUISITIONS

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Kit Grant in exchange for 100% ownership of Kit Grant. Kit Grant is a holding company with no assets other than 100% of the equity interest of Stonesonic. Stonesonic is a monitoring equipment solutions provider in China that has a broad array of large flat-panel display equipment. Under the terms of such agreement, 286,175 shares of the Company’s common stock were to be returned if Stonesonic did not meet certain net income targets in 2008. These targets were met in 2008. An additional 286,175 shares of the Company’s common stock are to be returned if Stonesonic does not meet certain net income targets in 2009. The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as defined in note 16). The operational control of Stonesonic passed to the Company effective April 2, 2008. The results of Stonesonic’s operations from April 2, 2008 through December 31, 2008 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Sincere On in exchange for 100% ownership of Sincere On. Sincere On is a holding company with no assets other than 100% of the equity interest of Longhorn. Longhorn specializes in the manufacture and installation of security alarm systems in China. Under the terms of such agreement, 225,858 shares of the Company’s common stock were to be returned if Longhorn did not meet certain net income targets in 2008. These targets were met in 2008. The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as defined in note 16). The operational control of Longhorn passed to the Company effective April 2, 2008. The results of Longhorn’s operations from April 2, 2008 through December 31, 2008 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

On April 21, 2008, the Company entered into an equity transfer agreement with the shareholder of Sharp Eagle in exchange for 100% ownership of Sharp Eagle. Sharp Eagle is a holding company with no assets other than 100% of the equity interest of Guanling. Guanling is the appointed sales agent of Panasonic, Axis and Samsung in China, for closed-circuit surveillance systems, public broadcasting equipment and plasma TV. Under the terms of such agreement, 51,665 shares of the Company’s common stock were to be returned if Guanling did not meet certain net income targets in 2008. These targets were met in 2008. The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as defined in note 16). The operational control of Guanling passed to the Company effective April 21, 2008. The results of Guanling’s operations from April 21, 2008 through December 31, 2008 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

On July 7, 2008, the Company entered into an equity transfer agreement with the shareholder of Long Top in exchange for 100% ownership of Long Top. Long Top is a holding company with no assets other than 100% of the equity interest of Jin Lin. Jin Lin is primarily engaged in professional intelligent security monitoring systems and intelligent transportation system product development in China. Under the terms of such agreement, 80,661 shares of the Company’s common stock were to be returned if Jin Lin did not meet certain net income targets in 2008. These targets were met in 2008. RMB8,000 (approximately $1,176) in cash is to be returned if Jin Lin does not meet certain net income targets in 2009 and an additional 53,774 shares of the Company’s common stock are to be returned if Jin Lin does not meet certain net income targets in 2010. The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as defined in Note 16). The operational control of Jin Lin passed to the Company effective July 7, 2008. The results of Jin Lin’s operations from July 7, 2008 through December 31, 2008 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

On November 11, 2008, the Company entered into an equity transfer agreement with the shareholder of DIT in exchange for 100% ownership of DIT. DIT is a Hong Kong-based company and has an international distribution network of surveillance and safety products covering the United States, Japan and Europe. Under the terms of such agreement, 41,872 shares of the Company’s common stock and RMB4,140 (approximately $609) in cash were to be returned if DIT did not meet certain net income targets in 2008. These targets were met in 2008. An additional 27,914 shares of the Company’s common stock and RMB2,760 (approximately $406) in cash are to be returned if DIT does not meet certain net income targets in 2009. The acquisition was financed with proceeds from the Company’s February Notes and April Notes (as defined in Note 16). The operational control of DIT passed to the Company effective November 11, 2008. The results of DIT’s operations from November 11, 2008 through December 31, 2008 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.	BUSINESS ACQUISITIONS (CONTINUED)

Approximately 686,231 shares of common stock related to net income targets that were met in 2008 are no longer returnable. Therefore, except 41,872 shares of common stock was not issued, 644,359 shares were recorded as outstanding at December 31, 2008 and an additional $1,268, $1,001, $229, $357 and $185 of goodwill was recorded related to the acquisition of Stonesonic, Longhorn, Guanling, Jin Lin and DIT, respectively.

The portion of the common shares and cash issued underlying the make good provisions of the acquisitions were included in determining the cost of the acquired entities and were recorded at their fair values at the dates of the acquisitions. During the fourth quarter of 2008, the Company determined that the common shares and cash issued underlying the make good provisions were similar to consideration placed in escrow, which under SFAS No. 141, “Business Combinations,” should not be recorded as outstanding until the outcome of the related contingency is determinable. The impact of this matter would be to reduce recorded goodwill and additional paid in capital. There is no impact to previously reported revenue, income from operations, net income, earnings per share, or working capital. There is also no impact to the Company’s contractual requirements and other obligations. Management evaluated this matter in the context of Staff Accounting Bulletin No. 99, “Materiality,” and determined that the impact was not material to the previously issued consolidated financial statements for the year ended December 31, 2007 or interim periods in 2008. As a result, during the fourth quarter of 2008, the Company recorded adjustments of $14,442, $12,326 and $940 to reduce goodwill, additional paid in capital, and payable for acquisitions, respectively, and recorded an adjustment of $1,176 to increase contingently returnable cash. At December 31, 2008, 367,863 shares of common stock underlying the make good provisions are contingently returnable. When the contingencies are resolved, any portion of these shares, or the contingently returnable cash, that are not returned to the Company will be reclassified as additional goodwill.

The following represents the purchase price allocation at the dates of the acquisitions of Stonesonic, Longhorn, Guanling, Jin Lin, and DIT based on the valuation reports which were prepared by a third party appraisal firm:

	Stonesonic	Longhorn	Guanling	Jin Lin	DIT	Total

Cash and cash equivalents	$1,623	$1,660	$638	$328	$657	$4,906
Other current assets	6,994	2,545	3,652	3,064	3,982	20,237
Property, plant and equipment	3,540	978	79	236	38	4,871
Other assets	1,132	-	-	-	-	1,132
Intangible assets	5,947	4,990	690	3,891	1,001	16,519
Contingently returnable acquisition consideration	-	-	-	1,176	-	1,176
Goodwill	9,990	5,978	3,402	1,182	283	20,835
Current liabilities	(3,678)	(1,437)	(3,595)	(1,604)	(3,433)	(13,747)
Long-term liabilities	(691)	-	-	-	-	(691)
Total purchase price	$24,857	$14,714	$4,866	$8,273	$2,528	$55,238

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.	BUSINESS ACQUISITIONS (CONTINUED)

The following tables show supplemental information of the results of operations on a pro forma basis for the years ended December 31, 2008 and 2007 as if the acquisitions of Stonesonic, Longhorn, Guanling Jin Lin, and DIT had been completed at the beginning of the respective periods of 2008 and 2007:

For the year ended December 31, 2008 (Unaudited)

	Historical
		Stonesonic,
		Longhorn,
		Guanling,	Pro Forma
	CSST	Jin Lin, and DIT	Adjustments	Pro Forma
Revenues	$427,354	$21,493		$448,847
Income from operations	$57,461	$1,638	$(543)	$58,556
Net income	$32,603	$1,325	$(543)	$33,385
Net income per share
Basic	$0.73			$0.73
Diluted	$0.72			$0.73

For the year ended December 31, 2007 (Unaudited)

	Historical
		Stonesonic,
		Longhorn,
		Guanling,	Pro Forma
	CSST	Jin Lin, and DIT	Adjustments	Pro Forma
Revenues	$240,188	$43,944		$284,132
Income from operations	$42,651	$7,265	$(1,572)	$48,344
Net income	$35,319	$6,233	$(1,572)	$39,980
Net income per share
Basic	$0.95			$1.01
Diluted	$0.91			$0.97

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisitions of Stonesonic, Longhorn, Guanling, Jin Lin, and DIT.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4.	ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at December 31, 2008 and 2007 are as follows:

	2008	2007

Accounts receivable	$149,244	$63,494
Less: allowance for doubtful	(1,039)	(288)
Accounts receivable, net	$148,205	$63,206

	2008	2007	2006
Provision for doubtful accounts, January 1	$288	$123	$10
Add: allowance for doubtful accounts	401	74	113
Add: allowance from acquired subsidiaries	350	91	--
Provision for doubtful accounts, December 31	$1,039	$288	$123

5.	RELATED PARTY RECEIVABLES

Prior to 2008, the Company had receivables from several companies whose directors and shareholders are common with the Company. All receivables arise from (i) advances made prior to September 22, 2005, the date the Company became a publically traded entity through a reverse merger, and (ii) the rental of real estate properties. No amounts were outstanding as of December 31, 2008. During 2006, the Company recovered $236 that had been provided for as a doubtful account in the previous year.

The Company had leased offices to three related parties since January 1, 2004. The leases expired on December 31, 2007. The rental income was $0, $483 and $496 for the years ended December 31, 2008, 2007 and 2006 respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

6.	INVENTORIES

Inventories consist of the following as of December 31, 2008 and 2007:

	2008	2007

Raw materials	$16,205	$9,386
Work in progress	4,392	2,182
Finished goods	24,408	9,761
Installations in process	73,019	19,830
Total	118,024	41,159
Less: allowance for obsolete inventories	(982)	(553)
Inventories, net	$117,042	$40,606

	2008	2007	2006

Provision for obsolete inventories , January 1	$553	$273	$43
Add: allowance for obsolete inventories	14	8	230
Add: provision for obsolete inventories from acquired subsidiaries	415	272	--
Provision for obsolete inventories, December 31	$982	$553	$273

7.	PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of December 31, 2008 and 2007:

	2008	2007

Current portion	$7,280	$3,225
Non current portion
- Deposits paid for acquisition of subsidiaries	5,619	22,545
- Deposits paid for acquisition of properties and intangible assets	2,236	23,898
	$7,855	$46,443

The deposits paid for acquisition of subsidiaries, properties and intangible assets are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

8.	ADVANCES TO SUPPLIERS

The Company has made payments to unrelated suppliers in advance of receiving merchandize. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $17,120 and $2,877 as of December 31, 2008 and 2007, respectively.

9.	PLANT AND EQUIPMENT

At December 31, 2008 and 2007, plant and equipment, at cost, consist of:

	2008	2007
Buildings	$60,480	$17,564
Leasehold improvements	2,017	1,029
Plant and equipment	6,544	3,158
Electronic equipment	8,640	2,444
Motor vehicles	4,528	3,113
	82,209	27,308
Less: accumulated depreciation	(7,686)	(3,242)
Plant and equipment, net	$74,523	$24,066

The Company agreed to pay a total consideration of RMB145,812 (approximately $21,279) in exchange for the 100% beneficial interest of Huge Long, consisting of RMB102,000 (approximately $14,885) in cash and 453,736 shares of the Company’s common stock valued at RMB43,812 (approximately $6,394). The Company’s total costs for acquiring the land use rights and properties were $4,382 and $16,897, respectively.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $3,187, $1,244, and $397, respectively.

10.	LAND USE RIGHTS

Land use rights consist of the following as of December 31, 2008 and 2007:

	2008	2007

Cost of land use rights	$8,371	$1,428
Less: accumulated amortization	(696)	(49)
Land use rights, net	$7,675	$1,379

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $69, $39 and $29, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2009	$170
2010	170
2011	170
2012	170
2013	170
Thereafter	6,825
Total	$7,675

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.	LAND USE RIGHTS (CONTINUED)

In 2007, the Company disposed of land use rights and properties with a carrying value of RMB18,652 ($2,487) for consideration of RMB119,000 ($16,119). As of December 31, 2007, RMB24,000 (approximately $3,286) had not yet been received. The remaining payment was received in January 2008.

11.	INTANGIBLE ASSETS

	2008	2007

Trademarks	$16,508	$12,081
Exclusive cooperation agreement	13,632	8,834
Customer base	9,587	7,225
Patents	4,542	4,532
Technical know-how	15,168	5,347
Non-compete agreements	1,303	1,303
Contracts in progress	410	410
Surveillance software	6,671	4,468
Surveillance recording system	500	500
	68,321	44,700
Less: accumulated amortization	(11,408)	(4,900)
Intangible assets, net	$56,913	$39,800

The amortization expense for the years ended December 31, 2008, 2007 and 2006 was $6,235, $3,757 and $698, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2009	$7,905
2010	7,003
2011	5,466
2012	4,663
2013	4,232
Thereafter	27,644
Total	$56,913

12.	EQUITY IN AFFILIATED COMPANIES

Prior to the acquisition by the Company, Cheng Feng owned 36.5% of Shanghai Yiruida, a non-public Chinese entity. The investment balance in Shanghai Yiruida at June 30, 2006 was $7. The Company’s interest in Shanghai Yiruida was sold to a third party for approximately $320 in November 2006 and a gain of $307 from the sale of affiliated company was recorded.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13.	NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of December 31, 2008 and 2007:

	2008	2007

Bank loans	$13,095	$13,512
Less: current portion	(10,242)	(12,814)
Long-term portion	$2,853	$698

	Long-term	Short-term
	notes	notes	Total
At December 31, 2008, notes payable are due as follows:
2009	4,390	5,852	10,242
2010	2,853	--	2,853
Total	$7,243	$5,852	$13,095

On December 30, 2008, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB20,000 (approximately $2,926) with an annual interest rate equal to 92% of benchmark lending rate (4.88% as of December 31, 2008). The loan is due in December 2009 and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the land use right of a subsidiary.

On November 17, 2008, the Company entered into a loan agreement with Industrial Bank. The Company borrowed RMB20,000 (approximately $2,926) with an annual interest rate of 7.992% . The loan is due in November 2009 and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the assets of Shenzhen Coson Electronic Co. Ltd.

On August 28, 2008, the Company entered into a long term loan agreement with China Construction Bank. As of December 31, 2008, the liability relating to this loan was RMB49,500 (approximately $7,243), consisting of a 2-year loan payable to the bank. This loan matures on August 27, 2010 with an annual interest rate equal to 105% of the one to three years benchmark lending rate (5.9535% as of December 31, 2008). The interest rate is charged based on the change of one to three years benchmark lending rate quarterly, and the interest is payable on the 20th of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations.

The Company had a note payable to Shenzhen Ping An Bank. As of December 31, 2008, the liability relating to this loan was RMB8,700 (approximately $1,191). This loan was entered into on January 17, 2006 with a maturity date of March 3, 2009 and an annual interest rate of 6.435% . The loan agreement required the Company to use the loan proceeds only for the construction of the Company’s factory. The loan was collateralized by the personal assets of the CEO of one of the Company’s subsidiaries. The loan was repaid in the fourth quarter of 2008.

On November 15, 2007, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB30,000 (approximately $4,389) with an annual interest rate of 7.29% . The loan matured in November 2008 and the interest was payable at the end of each month. The loan agreement required the Company to use the loan proceeds only for the Company’s operations. The loan was guaranteed by the CEO of the Company and subsidiaries of the Company. The loan was repaid in the fourth quarter of 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13.	NOTES PAYABLE (CONTINUED)

In January 2008, the Company entered into a loan agreement with Shanghai Pudong Development Bank under which the Company borrowed RMB30,000 (approximately $4,374) with an annual interest rate of 6.57%. The loan was due in July 2008, and the interest was payable at the end of each month. The loan was repaid in the second quarter of 2008.

On October 15, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank under which the Company borrowed RMB20,000 (approximately $2,916) with an annual interest rate of 6.561%. The loan was due in October 2008, and the interest was payable at the end of each month. The loan was repaid in the second quarter of 2008.

On February 16, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank under which the Company borrowed RMB 10,000 (approximately $1,425) with an annual interest rate of 6.39%. The loan was due in March 2008 and was repaid when due.

On February 2, 2007, the Company entered into a loan agreement with Shanghai Pudong Development Bank under which the Company borrowed RMB 30,000 (approximately $4,275) with an annual interest rate of 6.12%. The loan was due in February 2008 and was repaid when due.

14.	OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

In July 2008, the Company entered into finance lease agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10% on inventory financings. The Company borrowed RMB53,492 (approximately $7,845). The loans expire in July 2011 and payments are due at the end of each quarter.

Interest expense was $389 during the year ended December 31, 2008.

The following is a summary of the Company’s obligations under the product financing arrangements as of December 31, 2008:

2008

Obligation under finance leases	$6,683
Less: current portion	(2,469)
Long-term portion	$4,214

Estimated repayments for the term of the arrangements are as follows:

2009	$3,065
2010	3,065
2011	1,533
Total	7,663
Less: amount representing interest	(980)

Net	$6,683

Approximately RMB7,772 (approximately $1,140) of other costs directly associated with the finance lease agreements is recorded as deferred financing costs in the balance sheet at December 31, 2008. The Company is amortizing these financing costs over the life of the obligation. The amortization is recorded as interest expense, which was $170 for the year ended December 31, 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.	DEFERRED INCOME

Deferred income balances as of December 31, 2008 and 2007 were $1,207 and $915, respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve in accordance with the accounting policy in note 2(o).

16.	CONVERTIBLE NOTES PAYABLE

On February 16, 2007, pursuant to a notes purchase agreement and indenture with Citadel Equity Fund Ltd. (“Citadel”), the Company issued to Citadel $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “February Notes”). The terms of the February Notes indenture was subsequently amended on each of March 29, 2007 and April 24, 2007. The February Notes financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company had issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear an annual interest of 1%. All the net proceeds from the sales of the February Notes are and will be used for the Company’s working capital and acquisition plan.

Under the February Notes indenture, the February Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $18.00 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the February Notes are not converted before maturity, the February Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the February Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day variable weighted average price (“VWAP”) during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $30.00 per share of common stock, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis (the "February Notes 2010 Mandatory Conversion"). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $35.00 per share of common stock (the “February Notes 2011 Mandatory Conversion Trigger”) and the February Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the February Notes to convert all of the then-outstanding principal amount of the February Notes at the then applicable conversion price. If the February Notes 2011 Mandatory Conversion Trigger occurs and the February Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis.

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
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16.	CONVERTIBLE NOTES PAYABLE (CONTINUED)

Under the April Notes indenture, the April Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $23.60 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). If the April Notes are not converted before maturity, the April Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the April Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day VWAP during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $40.00 per share of common stock, the Company shall, within one trading day, force holders of the April Notes to convert 50% of the then-outstanding principal amount of the April Notes at the then applicable conversion rate on a pro rata basis (the “April Notes 2010 Mandatory Conversion”). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $45.00 per share of common stock (the “April Notes 2011 Mandatory Conversion Trigger”) and the April Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the April Notes to convert all of the then-outstanding principal amount of the April Notes at the then applicable conversion price. If the April Notes 2011 Mandatory Conversion Trigger occurs and the April Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the April Notes to convert 50% of the then-outstanding principal amount of the April Notes at the then applicable conversion rate on a pro rata basis

The February Notes and April Notes indentures, the notes purchase agreements and certain investor rights agreements between the Company and Citadel entered into in connection with the February Notes and April Notes financings contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the February Notes and the April Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock. As of December 31, 2008, the management believes that the Company has complied with all the required covenants.

The Company has accreted $19,641, $13,701 and $0, respectively for the years ended December 31, 2008, 2007 and 2006 of the additional redemption amount related to the February Notes and April Notes, which amount is included in interest expense.

Approximately $176 of legal fees and other costs directly associated with the issuance of the February Notes and April Notes is recorded as deferred financing costs in the balance sheet at December 31, 2008 and 2007. The Company is amortizing these financing costs over the life of the February Notes and April Notes. The amortization for the years ended December 31, 2008, 2007 and 2006 was $36, $26 and $0, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17.	EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. During the years ended December 31, 2008, 2007 and 2006, the Company granted 3,099,001, 2,648,434 and 0 shares of restricted stock, respectively. During the years ended December 31, 2008, 2007 and 2006, 52,944, 51,800 and 0 shares of restricted stock were retired, respectively. As of December 31, 2008 and 2007, the shares issued vest over a four-year period, and at issue, resulted in total deferred compensation of $70,610 and $43,971. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the years ended December 31, 2008 and 2007, the Company recognized $13,837 and $4,157, respectively, of compensation expense under the plan. As of December 31, 2008 and 2007, there was $52,616 and $39,814 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four-year period. During the years ended December 31, 2008, and 2007, the Company has not recognized any tax benefits for the compensation expense under the 2007 Equity Incentive Plan.

The following table summarizes the status of the Company's nonvested restricted stock awards during the years ended December 31, 2008 and 2007:

	Nonvested Restricted Stock and		Nonvested Restricted Stock and

	Stock Unit Awards		Stock Unit Awards
	2008		2007
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Fair Values	Shares	Date Fair Values

Outstanding at January 1	2,241,471	$17.39	--	$--
Granted	3,099,001	8.82	2,648,434	16.88
Vested	(872,236)	(15.86)	(355,163)	(13.96)
Forfeited	(52,944)	(12.89)	(51,800)	(10.63)
Outstanding at December 31	4,415,292	$11.92	2,241,471	$17.39

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

18.	INCOME TAXES

	(a)	Corporation Income Tax (“CIT”)

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. CSR's operating companies, Golden, Cheng Feng, CSST PRC, Hongtianzhi, Minking, Tsingvision, Longhorn and Jin Lin enjoyed the following preferential tax benefits:

Golden is located in the Shenzhen Special Economic Zone (“Shenzhen”) and its corporate income tax rate is 15% for the years ended December 31, 2008, 2007 and 2006.

Cheng Feng is located in Shanghai and its corporate tax rate is 12.5% as it receives a lower tax rate as a high-tech company. As a software company, it is exempt from local taxes.

Hongtianzhi is located in Shenzhen and its corporate tax rate is 9% as it receives a lower tax rate as a high-tech company.

Minking, is located in Changzhou and its corporate tax rate is 15% as it receives a lower tax rate as a high-tech company.

Tsingvision is located in Hangzhou and its corporate tax rate is 12.5% as it receives a lower tax rate as a software company.

CSST PRC, Longhorn and Jin Lin are exempt from EIT in 2008.

HiEasy, Stonesonic, Guanling, are subject to an EIT rate of 25%.

The reconciliation of income taxes/(tax benefit) computed at the PRC federal and local statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2008	2007	2006
PRC state and local statutory tax rate	25%	33%	33%
Computed expected expense	$9,546	$14,473	$8,848
Temporary differences	5,284	4,381	37
Non-deductible items	4,819	2,284	489
Non-taxable items	(293)	--	(107)
Tax losses not recognized	4,986	1,747	30
Difference arising from differential tax rates	(3,418)	377	11
Others	--	(17)	(9)
Over/(under) provision	--	--	(92)
Preferential tax treatment	(15,344)	(13,954)	(5,318)
Income tax expense	$5,580	$9,291	$3,889

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

18.	INCOME TAXES (CONTINUED)

	(a)	Corporation Income Tax (“CIT”) - continued

The provision for income taxes for each of the three years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	2008	2007	2006

Current	$5,466	$9,173	$3,802
Deferred	114	118	87
	$5,580	$9,291	$3,889

On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”).

Included in the unrecognized tax benefits of $18,069 and $6,268 at December 31, 2008 and 2007 was $0 of tax benefits that, if recognized, would reduce our annual effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

At December 31, 2008, the Company has a net operating loss carry forward for United States income tax purposes of $21,358. This net operating loss can be carried forward through 2028 to offset future United States taxable income, if any. The valuation allowances against deferred tax assets were provided for the redemption accretion on the convertible notes (note 16) and expenses incurred in the United States. Because the Company did not currently have any revenue generating activities in the United States and the Company did not expect to have operations in the United States in the near future, the Company has determined that it is more likely than that the Company will not be able to use the deferred tax benefits. Therefore, the Company has provided valuation allowances for these deferred tax assets.

Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2008 and 2007.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Deferred income	$32	$137
Depreciation	253	262
Redemption accretion on convertible notes	11,336	4,521
Tax loss not recognized	6,733	1,747
	18,354	6,667
Less: Allowance for deferred tax assets	(18,069)	(6,268)
Net deferred tax assets	$285	$399
Deferred tax assets:
Current portion	$32	$137
Non-current portion	253	262
	285	399

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

18.	INCOME TAXES (CONTINUED)

(b) Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on the purchases can be used to offset the VAT due on the sales. The VAT credit receivable balance was $0 and $408 at December 31, 2008 and 2007, respectively.

For software sales the applicable VAT rate is 3% under the relevant tax concession for “high-tech” corporations. The Company needs to pay the full amount of VAT calculated at 17% of the invoiced value of sales as required and subsequently receives a refund on 14% of the invoiced value of sales.

For export sales, the applicable VAT rate is 0% to 3% under the relevant tax laws. The Company needs to pay the full amount of VAT calculated at 17% of the invoiced value of sales as required and subsequently receives a refund on 14% to 17% of the invoiced value of sales. The VAT tax refundable balance for software and export sales was $0 and $92 at December 31, 2008 and 2007, respectively.

19.	CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investment and resource allocation decisions and assesses operating performance. The Company has set up a new segment for distribution of surveillance and safety products and realigned its management and segment reporting structure effective January 1, 2008. The new distribution segment and operating activity arose in 2008 and did not change the composition of the system installation or manufacturing segments or previously reported amounts. The segment data presented reflects this new segment structure. The Company reports financial and operating information in the following three segments:

(a)

System installation: designs, sells, installs, services and monitors electronics surveillance and safety systems to residential, commercial, industrial and governmental customers (the “Installation segment”);

(b)

Manufacturing of surveillance and safety products: designs, manufactures and sells surveillance and safety products, including intrusion security, access control and video management systems (the “Manufacturing segment”); and

(c) Distribution of surveillance and safety products: sells surveillance and safety products, including intrusion security, access control and video management systems (the “Distribution segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others.”

Revenues by segment for the years ended December 31, 2008, 2007 and 2006 are as follows:

Revenues (1)	2008	2007	2006
Installation segment	$311,589	$159,250	$94,161
Manufacturing segment	78,565	80,938	12,828
Distribution segment	37,200	--	--
	$427,354	$240,188	$106,989

(1) Revenues by operating segments exclude intercompany transactions.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

19.	CONSOLIDATED SEGMENT DATA (CONTINUED)

Income from operations by segment for the years ended December 31, 2008, 2007 and 2006 are as follows:

Income from operations:	2008	2007	2006
Installation segment	$71,663	$35,274	$23,577
Manufacturing segment	7,406	13,429	2,547
Distribution segment	897	--	--
Corporate and other (1)	(22,505)	(6,052)	(782)
Income from operations	57,461	42,651	25,342

Corporate other income	2,236	3,013	1,207
Corporate interest income	218	374	63
Corporate interest expenses	(21,765)	(15,011)	(108)
Gain on sale of affiliated company	--	--	307
Gain on disposal of land use rights and properties	--	13,632	--
Income before income taxes and minority	38,150	44,659	26,811

Minority interest in loss (income) of consolidated subsidiaries	33	(49)	9
Income taxes	(5,580)	(9,291)	(3,889)
Net income	$32,603	$35,319	$22,931

(1) Corporate and other includes non-cash compensation, professional fees and consultancy fees for the Company.

Non cash employee compensation by segment for the years ended December 31, 2008, 2007 and 2006 is as follows:

Non cash employee compensation:	2008	2007	2006
Installation segment	$1,881	$1,135	$--
Manufacturing segment	2,546	1,266	--
Distribution segment	1,381	--	--
Corporate and other	8,029	1,756	--
	$13,837	$4,157	$--

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

19.	CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment at December 31, 2008, 2007 and 2006 are as follows:

Total assets	2008	2007	2006
Installation segment	$297,276	$152,495	$79,756
Manufacturing segment	188,120	146,683	20,770
Distribution segment	41,595	--	--
Corporate and other (1)	47,225	78,225	13,917
	$574,216	$377,403	$114,443

(1) Includes deposit paid for acquisition of subsidiaries, properties and intangible assets.

Goodwill by segment at December 31, 2008, 2007 and 2006 is as follows:

Goodwill	2008	2007	2006
Installation segment	$9,902	$--	$--
Manufacturing segment	51,338	52,369	8,426
Distribution segment	11,976	--	--
	$73,216	$52,369	$8,246

Depreciation and amortization by segment for the years ended December 31, 2008, 2007 and 2006 are as follows:

Depreciation and amortization	2008	2007	2006
Installation segment	$3,608	$2,050	$544
Manufacturing segment	4,002	2,957	578
Distribution segment	1,436	--	--
Corporate and other	445	33	2
	$9,491	$5,040	$1,124

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

20.	SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2008, 2007 and 2006 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenue	$71,777	$92,740	$119,289	$143,548
Gross profit	$22,256	$30,456	$32,009	$35,820
Income before income taxes and minority interest	$6,647	$9,883	$9,923	$11,697
Net income	$4,496	$7,736	$9,148	$11,223
Basic income per share	$0.11	$0.18	$0.20	$0.24
Diluted income per share	$0.11	$0.17	$0.20	$0.23
2007
Revenue	$38,451	$52,125	$65,438	$84,174
Gross profit	$10,118	$14,893	$19,738	$24,790
Income before income
taxes and minority interest	$5,840	$6,039	$14,302	$18,478
Net income	$4,533	$4,265	$11,696	$14,825
Basic income per share	$0.14	$0.12	$0.30	$0.35
Diluted income per share	$0.13	$0.11	$0.29	$0.35
2006
Revenue	$14,594	$8,015	$43,448	$40,932
Gross profit	$4,397	$3,037	$12,862	$10,717
Income before income taxes and minority interest	$4,121	$2,858	$11,025	$8,807
Net income	$3,500	$2,536	$10,262	$6,633
Basic income per share	$0.16	$0.10	$0.37	$0.22
Diluted income per share	$0.16	$0.10	$0.36	$0.20

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

21.	COMMITMENTS AND CONTINGENCIES

	(a)	Leases

During the years ended December 31, 2008, 2007 and 2006, the Company leased offices in various cities in the PRC. Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $1,215, $569 and $118, respectively.

Future minimum lease payments for these office leases for the years ending December 31, 2009, 2011 and 2013 amount to $928, $235 and $149, respectively.

	(b)	Warranty commitments

The Company issues a one to three-year warranty with the sales of its surveillance and security systems. See note 2(o) for the calculation of this commitment.

	(c)	Research and Development Commitment

The Company has established a strategic partnership with Peking University under which the Company will provide funds to Peking University for the research and development of video surveillance and security products. Under the agreement, the Company has agreed to provide Peking University a maximum amount of RMB 2,000 ($256). No payment was made during the years ended December 31, 2008 and 2007. The Company paid RMB500 ($63) during the year ended December 31, 2006.

	(d)	Other

In 2008, Whitehorse Technology Limited (“Whitehorse”) which is wholly owned by the Company’s chairman and chief executive officer (“the Chairman”) issued and sold $50,000 in aggregate principal amount of Exchangeable Senior Notes due 2012 (the “Whitehorse Notes”) to third party investors not affiliated with the Company.

The Company is not a party to any of the Whitehorse Note agreements and did not make any representations, warranties or covenants in connection with the Whitehorse Notes. Whitehorse and the Chairman agreed to pledge shares of the Company’s common stock that they own to secure their obligations under the Whitehorse Notes. Under this pledge agreement, if the market price of the shares pledged falls below $150,000, Whitehorse and the Chairman are obligated to pledge additional shares in order to meet the $150,000 commitment. The Company has been informed that Whitehorse, the Chairman and the holders of the Whitehorse Notes have reached an agreement under which the noteholders have agreed to forbear from declaring an event of default as long as Whitehorse and the Chairman make timely payment under the agreement. Whitehorse and the Chairman have informed the Company that no event of default has been declared as of the date of this report.

Failure on the part of Whitehorse and the Chairman to meet their obligations may trigger a default under the Whitehorse Notes and would permit the noteholders to accelerate the Whitehorse Notes and foreclose on the shares of the Company’s common stock that were pledged by Whitehorse and the Chairman. Since the Company’s financing arrangement with Citadel provides for an acceleration of the amounts owed by the Company to Citadel if the Chairman does not, directly or beneficially, maintain a specified ownership percentage in the Company’s outstanding capital stock, such a foreclosure could potentially trigger the acceleration of the Company’s payment of the Citadel loan.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

22.	SUBSEQUENT EVENTS

Acquisition of Shenzhen Coson Electronic Co. Ltd. (“Coson”)

On January 12, 2009, the Company entered into an equity transfer agreement with the shareholder of Multiwin International Holdings Limited (“Multiwin”) under which the Company agreed to pay a total consideration of RMB51,768 (approximately $7,600) in exchange for 100% ownership of Multiwin, consisting of RMB40,000 (approximately $5,900) in cash and 341,228 shares of the Company’s common stock valued at RMB11,768 (approximately $1,700). Multiwin is a holding company with no assets other than 100% of the equity interest of Coson. Coson is an intelligent access control solution provider and provides control access solutions to a wide ranging group of clients that include government buildings, banks, post offices, universities, and large residential properties in China. The Company issued 341,228 shares of its common stock to the shareholder of Multiwin and her designees in February 2009.

 EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Incorporation of the registrant (herein incorporated by reference from the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on October 3, 2006).

3.2

Certificate of Amendment of Certificate of Incorporation of the registrant, filed with the Secretary of State of the State of Delaware on February 4, 2008 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2008).

3.3	By-laws of the registrant (herein incorporated by reference from the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on October 3, 2006).

4.1

Notes Purchase Agreement, dated February 16, 2007, by and among the registrant, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng and Citadel Equity Fund Ltd. (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.2

Indenture, dated February 16, 2007, among the registrant, Safetech, CSST HK and The Bank of New York (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.3

Investor Rights Agreement, dated February 16, 2007, among the registrant, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng, Guoshen Tu, Zhiqun Li, Whitehorse Technology Limited and Citadel Equity Fund Ltd. (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2007).

4.4

Supplemental Indenture, dated March 29, 2007, among the registrant, Safetech, CSST-HK and The Bank of New York (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007).

4.5

Amendment to the Investor Rights Agreement, dated March 29, 2007, among the registrant, Safetech, CSST-HK, CSST PRC, Golden, Cheng Feng, Guoshen Tu, Zhiqun Li, Whitehorse and Citadel (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007).

4.6

Notes Purchase Agreement by and among the registrant, Chain Star, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng, Cheng Feng Equipment, Cheng Feng Public Safety, Hongtianzhi, Shixing, Tongxing and Citadel, dated April 24, 2007 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007).

4.7

Indenture by and among the registrant, Chain Star, Safetech, CSST HK and The Bank of New York, dated April 24, 2007 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007).

4.8

Amended and Restated Investor Rights Agreement by and among the registrant, Chain Star, Safetech, CSST HK, CSST PRC, Golden, Cheng Feng, Cheng Feng Equipment, Cheng Feng Public Safety, Hongtianzhi, Shixing, Tongxing, Guoshen Tu, Zhiqun Li, Whitehorse and Citadel, dated April 24, 2007 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007).

4.9

Second Supplemental Indenture by and among the registrant, Chain Star, Safetech, CSST HK and The Bank of New York, dated April 24, 2007 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007).

10.1

Cooperation Agreement, dated as of February 17, 2006, by and between Golden Group Corporation (Shenzhen) Limited and Graduate School (Shenzhen) of Beijing University (English Summary) (herein incorporated by reference from the registrant’s report on Form 20-F filed with the Securities and Exchange Commission on June 14, 2006).

10.2

Consulting Agreement, dated as of February 8, 2006, by and between the registrant and Terence Yap (herein incorporated by reference from the registrant’s report on Form 20-F filed with the Securities and Exchange Commission on June 14, 2006). **

10.3

Amendment No. 1 to Consulting Agreement, dated as of June 27, 2006, by and between the registrant and Terence Yap (herein incorporated by reference from the registrant’s annual report on Form 20-F filed with the Securities and Exchange Commission on June 28, 2006). **

10.4

China Security & Surveillance Technology, Inc. 2007 Equity Incentive Plan (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2007). **

10.5

Strategic Cooperation Agreement, dated September 28, 2006, by and between the registrant and China Construction Bank. (English Translation) (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007).

10.6

Equity Transfer Agreement, dated May 11, 2007, by and among the registrant, Safetech and Yi Li (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2007).

10.7

Equity Transfer Agreement, dated June 4, 2007, by and among the registrant, Safetech and Yiu, Siu Fung Jeff (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2007).

10.8

Equity Transfer Agreement, dated July 2, 2007, by and among the registrant, Safetech and Yi Li (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2007).

10.9

Equity Transfer Agreement, dated April 2, 2007, by and among the registrant, Safetech and Zheng Huang (English Translation) (herein incorporated by reference from the registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2007).

10.10

Exclusive Cooperation Agreement, dated September 20, 2007, among the registrant, Golden and Chuang Guan (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

10.11

Exclusive Cooperation Agreement, dated January 18, 2008, among the registrant, CSST PRC and DM (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

10.13

Independent Director Agreement, dated as of October 25, 2007, by and between the registrant and Peter Mak (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007).

10.14

Independent Director Agreement, dated as of October 25, 2007, by and between the registrant and Robert Shiver (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007).

10.15

Indemnification Agreement, dated as of October 25, 2007, by and between the registrant and Peter Mak (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007).

10.16

Indemnification Agreement, dated as of October 25, 2007, by and between the registrant and Robert Shiver (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007).

10.17

Equity Transfer Agreement, dated April 2, 2008, by and among the registrant, Safetech and Aiqi Chen (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008).

10.18

Equity Transfer Agreement, dated April 2, 2008, by and among the registrant, Safetech and Weilan Zhuang (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008).

10.19

Equity Transfer Agreement, dated April 21, 2008, by and among the registrant, Safetech and Weilan Zhuang (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2008).

10.20

Equity Transfer Agreement, dated July 7, 2008, by and among the registrant, Safetech and Qingqing Peng (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

10.21

Form of Confirmation of Successful Subscription, dated July 23, 2008 (herein incorporated by reference from the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2008).

10.22

Form of Subscription Application, dated July 23, 2008 (herein incorporated by reference from the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2008).

10.23

Equity Transfer Agreement, dated August 6, 2008, by and among the registrant, Safetech and Wenyan Zeng (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2008).

10.24

Equity Transfer Agreement, dated November 10, 2008, by and among the registrant, Safetech and Junhua Li (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2008).

10.25

Equity Transfer Agreement, dated January 12, 2009, by and among the registrant, Safetech and Qingqing Peng (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).

14

Amended and Restated Code of Ethics, adopted October 25, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007).

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