Form 10-Q
period 2009-03-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2009-04-30
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

The number of shares outstanding of each of the issuer's classes of common equity, as of April 24, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	50,488,211

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No☒

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,471	$47,779
Accounts receivable, net	132,799	148,205
Inventories, net	127,110	117,042
Prepayments and deposits	7,052	7,280
Advances to suppliers	38,461	17,120
Other receivables	12,614	14,065
Deferred tax assets - current portion	8	32
Total current assets	390,515	351,523
Deposits for acquisition of subsidiaries, intangible assets and properties	5,985	7,855
Plant and equipment, net	74,679	74,523
Land use rights, net	7,632	7,675
Intangible assets	59,144	56,913
Contingently returnable acquisition consideration	1,176	1,176
Goodwill	75,529	73,216
Deferred financing cost	1,124	1,082
Deferred tax assets - non-current portion	246	253
TOTAL ASSETS	$616,030	$574,216

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Notes payable - short term	$17,555	$10,242
Obligation under product financing arrangements – short term	2,682	2,469
Accounts payable	47,613	50,756
Accrued expenses	12,605	10,263
Advances from customers	51,822	28,621
Taxes payable	1,955	4,115
Payables for acquisition of businesses, properties and land use rights	13,360	11,915
Deferred income	1,022	1,207
Total current liabilities	148,614	119,588
LONG-TERM LIABILITIES
Notes payable - long term	1,389	2,853
Obligation under product financing arrangements – long term	4,242	4,214
Convertible notes payable	148,717	143,342
Total liabilities	302,962	269,997
EQUITY
Shareholders' equity of the Company:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value; 290,000,000 shares authorized, 50,043,211 (March 31, 2009) and 49,142,592 (December 31, 2008) shares issued and outstanding	5	5
Additional paid-in capital	171,599	164,806
Retained earnings	111,418	109,405
Statutory reserves	804	804
Accumulated other comprehensive income	29,221	29,167
Total shareholders' equity of the Company	313,047	304,187
Noncontrolling interest	21	32
Total equity	313,068	304,219
TOTAL LIABILITIES AND EQUITY	$616,030	$574,216

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$96,416	$71,777
Cost of goods sold (including depreciation and amortization for the three months ended March 31, 2009 and 2008 of $241 and $83, respectively)	71,390	49,521
Gross profit	25,026	22,256
Selling and marketing	2,714	2,142
General and administrative (including non cash employee compensation for the three months ended March 31, 2009 and 2008 of $4,218 and $2,958, respectively)	11,507	7,162
Depreciation and amortization	2,822	1,817
Income from operations	7,983	11,135
Interest income	29	55
Interest expense	(6,037)	(4,863)
Other income, net	229	320
Income before income taxes	2,204	6,647
Income taxes	(202)	(2,176)
Net income	2,002	4,471
Add: Net loss attributable to the noncontrolling interest	11	25
Net income attributable to the Company	2,013	4,496
Foreign currency translation gain	54	8,504
Comprehensive income attributable to the Company	2,067	13,000
Comprehensive loss attributable to the noncontrolling interest	(11)	(25)

Comprehensive Income	$2,056	$12,975

NET INCOME PER SHARE
ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS
BASIC	$0.04	$0.11
DILUTED	$0.04	$0.11
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	45,040,994	42,738,195
DILUTED	49,362,254	42,796,797

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	The Company’s Shareholders
	Common Stock				Accumulated
			Additional		Other
		Par	Paid-in	Retained	Comprehensive	Statutory	Noncontrolling	Total
	Shares	Value	Capital	Earnings	Income	Reserves	Interest	Equity

BALANCE AT JANUARY 1, 2009	49,142,592	$5 $	164,806	$109,405	$29,167	$804	$32	$304,219
Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	419,818	--	4,218	--	--	--	--	4,218
Common stock issued for acquisition of DIT Industry(H.K.) Ltd.	139,573	--	906	--	--	--	--	906
Common stock issued for acquisition of Shenzhen Coson Electronic Co., Ltd.	341,228	--	1,669	--	--	--	--	1,669
Foreign currency translation gain	--	--	--	--	54	--	--	54
Net income (loss) for the period	--	--	--	2,013	--	--	(11)	2,002
BALANCE AT MARCH 31, 2009	50,043,211	$5 $	171,599	$111,418	$29,221	$804	$21	$313,068

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,002	$4,471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful debts	1,396	--
Depreciation and amortization	3,063	1,900
Amortization of consultancy services	11	33
Amortization of deferred financing cost	109	9
Non-cash employee compensation	4,218	2,958
Redemption accretion on convertible notes	5,375	4,363
Deferred taxes	31	1
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	15,342	(12,396)
Related party receivables	--	261
Other receivables	1,739	(3,077)
Inventories	(9,441)	4,239
Prepayments and deposits	466	673
Advances to suppliers	(21,315)	(1,133)
(Decrease) increase in:
Accounts payable and accrued expenses	(2,222)	(1,277)
Advances from customers	23,195	(1,393)
Taxes payable	(2,350)	(2,194)
Deferred income	(184)	53
Net cash provided by (used in) operating activities	21,435	(2,509)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(393)	(830)
Additions to intangible assets	(804)	(543)
Deposits paid for acquisition of subsidiaries	--	(12,944)
Payments for business acquisitions	(1,881)	--
Cash acquired in business combinations	273	--
Proceeds from disposal of land use rights and properties	--	3,379
Net cash used in investing activities	(2,805)	(10,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants exercised	--	277
New borrowings, net of issuing cost	13,166	4,274
Repayment of borrowings	(7,314)	(5,827)
New borrowings from obligation under product financing arrangements	891	--
Repayment of obligation under product financing arrangements	(798)	--
Net cash provided by (used in) financing activities	5,945	(1,276)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,575	(14,723)
Effect of exchange rate changes on cash	117	2,764
Cash and cash equivalents, beginning of period	47,779	89,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,471	$77,112

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$572	$525
Income taxes paid	$680	$4,181

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

139,573 shares of common stock were issued in satisfaction of a payable of approximately $906 related to the acquisition of DIT Industry (H.K.) Limited (“DIT”) in February 2009. (Note 2)

341,228 shares of common stock were issued in satisfaction of the purchase price of approximately $1,669 in the acquisition of Shenzhen Coson Electronic Co. Ltd. (“Coson”) in February 2009. Additionally, the Company recorded a liability in the amount of $1,170 representing the estimated fair value of contingent consideration, to be payable in cash, issued in the acquisition. (Note 3)

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1. BASIS OF PRESENTATION

The accompanying financial statements, as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the "Company") without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2008, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 5, 2009. Amounts as of December 31, 2008 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009, results of operations and cash flows for the three months ended March 31, 2009 and 2008, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

As of March 31, 2009 and December 31, 2008, unamortized computer software costs were $3,211 and $2,776, respectively. During the three months ended March 31, 2009 and 2008, $316 and $254 amortization expense was charged to income, respectively.

(b) Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months ended March 31, 2009 and 2008.

As of March 31, 2009 and December 31, 2008, inventories held under the product financing arrangements were $7,713 and $6,689, respectively.

During the three months ended March 31, 2009 and 2008, inventory purchases from the top five suppliers constituted for approximately 28% and 60% of the total inventory purchases, respectively.

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

No trade receivable due from any single individual customer exceeds 10% of total accounts receivable at March 31, 2009 and December 31, 2008.

(d) Revenue Recognition

Revenues from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and related interpretations. Revenues are recognized when the following criteria are met:
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

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimated the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue recognized. As of March 31, 2009 and December 31, 2008, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

The Company derives the bulk of its revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under Emerging Issues Task Force ("EITF") issue 00-21. Revenue from the supply and installation of surveillance and safety equipment are recognized when the installation is completed and the customer acceptance is received. Approximately 1% of contract installation revenue is deferred for the repair work during the one year warranty period. The Company carefully monitors the warranty work requested by its customers, and has determined that very little warranty work has historically been requested to be performed. Management believes that this 1% warranty reserve appears adequate as of March 31, 2009.

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

(e) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three months ended March 31, 2009 and 2008 amounted to $670 and $59, respectively.

(f) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three months ended March 31, 2009 and 2008, the Company incurred advertising costs of approximately $97and $55, respectively.

(g) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for the three months ended March 31, 2009 and 2008 were $270 and $218, respectively and are included in the selling and marketing expenses and general and administrative expenses.

(h) Share-based Payments

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan ("Plan"), which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards ("SFAS") No. 123, Share-Based Payment ("SFAS 123 (R)"). The fair values of these restricted stock awards are equal to the market value of the Company's stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three months ended March 31, 2009 and 2008, the Company has recognized $4,218 and $2,958 of compensation expense under the Plan, respectively. As of March 31, 2009 and December 31, 2008, there was $50,841 and $52,616 of unrecognized compensation expense related to the nonvested restricted stock, respectively. These expenses are expected to be recognized over a four to five -year period.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2009 and 2008. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

On March 16, 2007, the National People’s Congress of PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law was effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rates for our operating subsidiaries were changed.

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

For purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares under SFAS No. 128. These contingently returnable shares, although classified as issued and outstanding, are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later). Unvested restricted shares issued under the 2007 Equity Incentive Plan are not included in basic weighted average number of shares but are considered to be outstanding as of the grant date for purposes of computing diluted earnings per share even though the shares are subject to vesting requirements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Earnings Per Share – continued

The calculation of diluted earnings per share is based on the outstanding warrants for the three months ended March 31, 2009 and 2008. As of March 31, 2009 and December 31, 2008, warrants were outstanding to acquire 174,515 and 174,515 shares of common stock, respectively. As of March 31, 2009 and 2008, warrants which were outstanding to acquire 174,515 and 0 shares of common stock, respectively, were not included in the dilutive calculation for the three months ended March 31, 2009 and 2008, as the effect would be anti-dilutive.

With respect to outstanding warrants, the dilutive impact on the weighted average number of shares was 0 and 21,168 for the three months ended March 31, 2009, and 2008, respectively.

In 2008, the Company agreed to issue 139,573 shares of common stock in connection with the acquisitions of DIT. These shares were issued in February 2009. In 2008, the Company issued an aggregate of 2,470,116 in connection with the acquisitions of Guangdong Stonesonic Digital Technique Co., Ltd. (“Stonesonic”), Shenzhen Longhorn Limited, Beijing Aurine Divine Land Technology Co., Ltd., Shenzhen Jin Lin Technology Co., Ltd. (“Jin Lin”), 100% beneficial interest of Huge Long Limited and the exclusive cooperation agreement with Beijing DM Security & Technology Co., Ltd. excluding contingently returnable shares of 339,949 shares of common stock. The impact of these shares has been included in the weighted average number of shares from the date of the closing of the acquisitions through the earlier of December 31, 2008 or the date the shares were issued.

Approximately 12,222,000 and 5,452,000 shares of common stock underlying the February Notes and April Notes (as defined in Note 14) were not included in the dilutive calculation for the three months ended March 31, 2009 and 2008, respectively, as the effect would be anti-dilutive.

(l) New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company adopted SFAS 141(R) and FSP FAS 141(R)-1 on January 1, 2009. The Company accounted for its January 2009 business acquisition in accordance with these standards. See Note 3 for additional disclosure.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform with this standard.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(m) Fair Value

SFAS No.157 "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

In February 2008, the Financial Accounting Standards Board issued Staff Position FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Staff Position FAS 157-2 on January 1, 2009.

At March 31, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements. During the three months ended March 31, 2009, the Company completed a business acquisition in which nonfinancial assets and nonfinancial liabilities were initially measured at fair value (see Note 3 for additional information).

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3. BUSINESS ACQUISITIONS

On January 12, 2009, we entered into an equity transfer agreement with the shareholder of Multiwin International Holdings Limited (“Multiwin”) and acquired 100% ownership of Multiwin which is the holding company that owns all the outstanding equity of Shenzhen Coson Electronic Limited (“Coson”). Coson is an intelligent access control solution provider and provides control access solutions to a wide ranging group of clients that include government buildings, banks, post offices, universities and large residential properties in China. Pursuant to the equity transfer agreement, we have agreed to pay a total consideration up to RMB 51,768 (approximately $7,518) in exchange for 100% ownership of Multiwin, consisting of RMB 40,000 (approximately $5,849) in cash and RMB 11,768 (approximately $1,669) in our shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 341,228 which was issued in February 2009. Under the terms of such agreement, 102,368 shares of the Company’s common stock were to be returned if Coson did not meet certain net income targets in 2008. These targets were met in 2008. An additional 68,247 shares of the Company’s common stock are to be returned if Coson does not meet certain net income targets in 2009. The operational control of Coson passed to the Company effective January 12, 2009. The Company will also pay the remaining RMB 8,000 (approximately $1,170) if the net income targets are met in 2009. The Company recorded approximately $293 and $1,170 related to the estimated fair value of the contingent equity and cash consideration, respectively. The results of Coson’s operations from January 12, 2009 through March 31, 2009 are included in the Company’s Consolidated Statements of Income and Comprehensive Income.

Approximately 436,110 shares of common stock related to net income targets for 2009 and 2010 for the acquisition of Coson, Stonesonic, Jin Lin and DIT which are returnable.

The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with SFAS No. 141(R) and, except for cash and cash equivalents, fair value was estimated using level 3 inputs under SFAS No. 157. Level 3 inputs for the nonfinancial assets included a valuation report (prepared by a third party appraisal firm) that primarily utilized an income approach valuation technique. Level 3 inputs for other assets and liabilities included present value techniques applied to receivables and payables, and estimated selling prices (less costs of disposal and profit allowance) for inventories.

The following represents the purchase price allocation at the date of the acquisition of Coson based on the valuation report which was prepared by a third party appraisal firm. The purchase price allocation is not considered final as of the date of this report as the Company, along with the independent appraisal firm, is still reviewing all of the underlying assumptions and calculations used in the allocation. However, the Company believes the final purchase price allocation will not be materially different than presented below.

Coson
Cash and cash equivalents	$273
Other current assets	2,329
Property, plant and equipment	802
Intangible assets	3,435
Goodwill	2,314
Current liabilities	(1,635)
Total purchase price	$7,518

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3. BUSINESS ACQUISITIONS (CONTINUED)

The following tables show supplemental information of the results of operations on a pro forma basis for the three months ended March 31, 2009 and 2008 as if the acquisition of Coson had been completed at the beginning of the respective periods of 2009 and 2008:

For the three months ended March 31, 2009 (Unaudited)

	Historical		Pro Forma
	CSST	Coson	Adjustments	Pro Forma
Revenues	$96,416	$--	$--	$96,416
Income from operations	$7,983	$--	$--	$7,983
Net income	$2,002	$--	$--	$2,002
Net income per share
Basic	$0.04			$0.04
Diluted	$0.04			$0.04

For the three months ended March 31, 2008 (Unaudited)

	Historical		Pro Forma
	CSST	Coson	Adjustments	Pro Forma
Revenues	$71,777	$478	$--	$72,255
Income from operations	$11,135	$48	$(100)	$11,083
Net income	$4,471	$20	$(100)	$4,391
Net income per share
Basic	$0.11			$0.10
Diluted	$0.11			$0.10

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisition of Coson.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4. ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Accounts receivable	$133,775	$149,244
Less: allowance for doubtful accounts	(976)	(1,039)
Accounts receivable, net	$132,799	$148,205

As of March 31, 2009, a local Chinese bank holds RMB 123,046 (approximately $18,000) of accounts receivable purchased from the Company on a without-recourse-basis in return for RMB 113,000 (approximately $16,530) resulting in a net of RMB 10,046 (approximately $1,470) which has been recorded in general and administrative expenses. The Company has accounted for the sale of receivables to the local Chinese bank in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

5. INVENTORIES

Inventories consist of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Raw materials	$17,686	$16,205
Work in progress	3,048	4,392
Finished goods	43,162	24,408
Installations in process	64,391	73,019
Total	128,287	118,024
Less: allowance for obsolete inventories	(1,177)	(982)
Inventories, net	$127,110	$117,042

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Current portion	$7,052	$7,280
Non current portion
- Deposits paid for acquisition of subsidiaries	3,722	5,619
- Deposits paid for acquisition of properties and intangible assets	2,263	2,236
	$5,985	$7,855

The deposits paid for acquisition of subsidiaries, properties and intangible assets are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

7. ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $38,461 and $17,120 as of March 31, 2009 and December 31, 2008, respectively.

8. PLANT AND EQUIPMENT

At March 31, 2009 and December 31, 2008, plant and equipment, at cost, consist of

	March 31,	December 31,
	2009	2008
Buildings	$61,006	$60,480
Leasehold improvements	1,996	2,017
Plant and equipment	6,775	6,544
Electronic equipment	9,036	8,640
Motor vehicles	4,738	4,528
	83,551	82,209
Less: accumulated depreciation	(8,872)	(7,686)
Plant and equipment, net	$74,679	$74,523

Depreciation expense for the three months ended March 31, 2009 and 2008 was $1,023 and $635, respectively.

9. LAND USE RIGHTS

Land use rights consist of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Cost of land use rights	$8,371	$8,371
Less: accumulated amortization	(739)	(696)
Land use rights, net	$7,632	$7,675

Amortization expense for the three months ended March 31, 2009 and 2008 was $43 and $6, respectively.

Amortization expense for the next five years and thereafter is as follows:

2009 (for the remaining 9 months)	$127
2010	169
2011	169
2012	169
2013	169
Thereafter	6,829
Total	$7,632

The Company disposed of land use rights and properties for total consideration of RMB 119,000 (approximately $16,119) in December 2007. The remaining proceeds of RMB 24,000 (approximately $3,379) was received in January 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. INTANGIBLE ASSETS

	March 31,	December 31,
	2009	2008
Trademarks (life of 11 to 25 years)	$17,222	$16,508
Exclusive cooperation agreements (life of 20 years)	13,632	13,632
Customer base (life of 5 to 10 years)	10,448	9,587
Patents (life of 10 years)	4,542	4,542
Technical know-how (life of 9 to 10 years)	17,029	15,168
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	7,463	6,671
Surveillance recording system (life of 5 years)	500	500
	72,549	68,321
Less: accumulated amortization	(13,405)	(11,408)
Intangible assets, net	$59,144	$56,913

The amortization expense for the three months ended March 31, 2009 and 2008 was $1,997 and $1,259, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2009 (for the remaining nine months)	$6,400
2010	7,560
2011	6,073
2012	5,252
2013	4,821
Thereafter	29,038
Total	$59,144

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11. NOTES PAYABLE

The following is a summary of the Company's short-term and long-term notes payable as of March 31, 2009 and December 31, 2008:

		March 31,	December 31,
		2009	2008
Bank loans		$18,944	$13,095
Less: current portion		(17,555)	(10,242)
Long-term portion		$1,389	$2,853

	Long-term	Short-term
	notes	notes	Total
2009 (for the remaining nine months)	$4,388	$4,389	$8,777
2010	2,853	7,314	10,167
Total	$7,241	$11,703	$18,944

On March 27, 2009, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB 10,000 (approximately $1,463) with an annual interest rate equal to 5.59% and the interest is payable on the 20th of each month. The loan is due in July 2009. The loan is guaranteed by a subsidiary of the Company, and is collateralized by the buildings of the subsidiary.

On February 25, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB 60,000 (approximately $8,777) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of March 31, 2009). The loan is due in February 2010 and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the land use right of a subsidiary. RMB 10,000 (approximately $1,463) were repaid in March 2009.

On January 4, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB20,000 (approximately $2,926) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of March 31, 2009) and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the land use right of a subsidiary. The loan was repaid in March 2009.

On December 30, 2008, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB20,000 (approximately $2,926) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of March 31, 2009) and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the land use right of a subsidiary. The loan was repaid in March 2009.

On November 17, 2008, the Company entered into a loan agreement with Industrial Bank. The Company borrowed RMB 20,000 (approximately $2,926) with an annual interest rate equal to 7.99%. The loan is due in November 2009 and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the assets of a subsidiary.

On August 28, 2008, the Company entered into a long term loan agreement with China Construction Bank. As of March 31, 2009 and December 31, 2008, the liability relating to this loan was RMB 49,500 (approximately $7,241), consisting of a 2-year loan payable to the bank. This loan matures on August 27, 2010 with an annual interest equal to 105% of the one to three years benchmark lending rate (5.67% as of March 31, 2009). The interest rate is charged based on the change of one to three years benchmark lending rate quarterly, and the interest is payable on the 20th of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12. OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

In February 2009, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10.5% on inventory financings. The Company borrowed RMB 7,114 (approximately $1,041). The loans expire in February 2013, and payments are due at the end of each quarter.

In July 2008, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10% on inventory financings. The Company borrowed RMB 53,492 (approximately $7,845). The loans expire in July 2011, and payments are due at the end of each quarter.

The Company paid $188 and $0 during the three months ended March 31, 2009 and 2008 of interest expense on the product financing arrangements.

The following is a summary of the Company’s obligations under product financing arrangements as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Obligation under product financing arrangements	$6,924	$6,683
Less: current portion	(2,682)	(2,469)
Long-term portion	$4,242	$4,214

Estimated repayments for the next five years and thereafter are as follows:

2009 (for the remaining nine months)		$2,473
2010		3,297
2011		1,764
2012		232
2013		174
Total		7,940
Less: amount representing interest		(1,016)

Net		$6,924

Approximately RMB8,788 (approximately $1,288) and RMB7,772 (approximately $1,140) of other costs directly associated with the product financing agreements is recorded as deferred financing costs in the balance sheet at March 31, 2009 and December 31, 2008, respectively. The Company is amortizing these financing costs over the life of the obligation. The amortization is recorded as interest expense, which was $100 and $0, respectively for the three months ended March 31, 2009 and 2008.

13. DEFERRED INCOME

Deferred income balances as of March 31, 2009 and December 31, 2008 were $1,022 and $1,207 respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve.

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

The February Notes and April Notes indentures, the notes purchase agreements and certain investor rights agreements between the Company and Citadel entered into in connection with the February Notes and April Notes financings contain various covenants that may limit the Company's discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the February Notes and the April Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock. As of March 31, 2009 and December 31, 2008, the Company has complied with all the required covenants.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

14. CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company has accreted $5,375 and $4,363 for the three months ended March 31, 2009 and 2008 respectively of the additional redemption amount related to the February Notes and April Notes, which amount is included in interest expense.

Approximately $176 of legal fees and other costs directly associated with the issuance of the February Notes and April Notes is recorded as deferred financing costs in the balance sheet at March 31, 2009 and December 31, 2008. The Company has amortized these financing costs over the life of the February Notes and April Notes. The amortization for the three months ended March 31, 2009 and 2008 was $9 and $9, respectively.

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

Net proceeds to the Company from the sale of all of the units pursuant to the Securities Purchase Agreement was approximately $14,900. 0 and 57,776 warrants were exercised at $4.80 per share during the three months ended March 31, 2009 and 2008, respectively.

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commission for their services in connection with the private placement. During the three months ended March 31, 2009 and 2008, no warrants were exercised using the cashless exercise feature, respectively.

On July 23, 2008, the Company consummated a private placement transaction in which it issued 722,544 units to certain non-U.S. investors for an aggregate gross cash purchase price of $10,000 at a per unit price of $13.84. Net proceeds to the Company from this private placement were approximately $9,700. Each unit consists of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock. The Company issued warrants to purchase 144,509 shares of its common stock with an exercise price of $19.23. The warrants have a term of 3 years and include a cashless exercise feature. No warrants were exercised during the three months ended March 31, 2009.

A summary of the status of the Company's warrants issued in 2008 and 2006 as described above, and the changes during the three months ended March 31, 2009 and 2008, is presented below:

	2009		2008
		Weighted		Weighted
	Shares	Exercise Prices	Shares	Exercise Prices
Outstanding at January 1	174,515	$16.75	87,782	$4.80
Granted	--	--	--	--
Exercised	--	--	(57,776)	(4.80)
Outstanding at March 31	174,515	$16.75	30,006	$4.80
Warrants exercisable at March 31	174,515	$16.75	30,006	$4.80

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16. EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan which was amended in February 2008 (the "Plan"). The Plan has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the Plan are 8,000,000 shares of common stock. During the three months ended March 31, 2009 and 2008, 419,818 and 181,500 shares of restricted stock were granted. The shares issued vest over a four or five year period, and at issue resulted in total deferred compensation of $1,827 and $2,652, respectively. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three months ended March 31, 2009 and 2008, the Company recognized $4,218 and $2,958, respectively, of compensation expense under the Plan. As of March 31, 2009 and December 31, 2008, there was $50,841 and $52,616 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four to five -year period.

The following table summarizes the status of the Company's nonvested restricted stock awards during the three months ended March 31, 2009 and 2008:

	Nonvested Restricted Stock and		Nonvested Restricted Stock and
	Stock Unit Awards		Stock Unit Awards
	2009		2008
		Weighted		Weighted
		Average Grant		Average Grant
	Number of Shares	Date Fair Values	Number of Shares	Date Fair Values

Outstanding at January 1	4,415,292	$11.92	2,241,471	$17.39
Granted	419,818	4.35	181,500	14.61
Vested	(343,573)	(12.26)	(175,243)	(16.88)
Forfeited	--	--	(22,512)	(11.48)
Outstanding at March 31	4,491,537	$11.32	2,225,216	$17.27

17. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following three segments:

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17. CONSOLIDATED SEGMENT DATA (CONTINUED)

Selected information in the segment structure is presented in the following tables for the three months ended March 31, 2009 and 2008:

Revenues by segment for the three months ended March 31, 2009 and 2008 are as follows:

Revenues (1)	2009	2008
Installation segment	$74,920	$59,540
Manufacturing segment	15,310	8,128
Distribution segment	6,186	4,109
	$96,416	$71,777
(1) Revenues by operating segments exclude intercompany transactions.

Income by segment for the three months ended March 31, 2009 and 2008 are as follows:

Income from operations:	2009	2008
Installation segment	$13,998	$14,974
Manufacturing segment	(458)	1,087
Distribution segment	(376)	590
Corporate and others (1)	(5,181)	(5,516)
Income from operations	7,983	11,135
Corporate interest income	29	55
Corporate interest expense	(6,037)	(4,863)
Corporate other income	229	320
Income before income taxes	2,204	6,647
Income taxes	(202)	(2,176)
Net income	$2,002	$4,471

(1) Includes non cash employee compensation, professional fees and consultancy fees for the Company.

Non cash employee compensation by segment for the three months ended March 31, 2009 and 2008 is as follows:

Non cash employee compensation:	2009	2008
Installation segment	$508	$436
Manufacturing segment	735	558
Distribution segment	352	347
Corporate and others	2,623	1,617
	$4,218	$2,958

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17. CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment as of March 31, 2009 and December 31, 2008 are as follows:

Total assets	March 31,	December 31,
	2009	2008
Installation segment	$349,674	$297,276
Manufacturing segment	187,379	188,120
Distribution segment	31,852	41,595
Corporate and others (1)	47,125	47,225
	$616,030	$574,216
(1) Includes deposit paid for acquisition of subsidiaries, properties and intangible assets.

Goodwill by segment as of March 31, 2009 and December 31, 2008, is as follows:

Goodwill	March 31,	December 31,
	2009	2008
Installation segment	$9,902	$9,902
Manufacturing segment	53,651	51,338
Distribution segment	11,976	11,976
	$75,529	$73,216
Depreciation and amortization by segment for the three months ended March 31, 2009 and 2008 are as follows:

Depreciation and amortization:	2009	2008
Installation segment	$1,137	$867
Manufacturing segment	1,453	614
Distribution segment	357	301
Corporate and others	116	118
	$3,063	$1,900

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenues, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any of the factors mentioned in the "Risk Factors". section of our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of terms

Except as otherwise indicated by the context, references to “CSR,” “we,” “us,” “our,” “our Company,” or “the Company” are to China Security & Surveillance Technology, Inc., a Delaware corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to:

  “Allied Rich” are to Allied Rich Ltd., a Hong Kong corporation; and an indirect, wholly owned subsidiary of the Company;

  “Cheng Feng” are to Shanghai Cheng Feng Digital Technology Co. Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

  “Chain Star” are to Chain Star Investments Ltd., a Hong Kong corporation; and an indirect, wholly owned subsidiary of the Company;

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

  “DIT” are to DIT Industry (H.K.) Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

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

  “Link Billion” are to Link Billion Investment Ltd., a Hong Kong corporation; and an indirect, wholly owned subsidiary of the Company;

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

  “Multiwin” are to Multiwin International Holdings Limited, a Hong Kong corporation; and an indirect, wholly owned subsidiary of the Company;

  “Ocean Pacific” are to Ocean Pacific Technology Ltd., a Hong Kong corporation; and an indirect, wholly owned subsidiary of the Company;

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

Overview of Our Business

China Security & Surveillance Technology, Inc. is a Delaware holding company whose China-based operating subsidiaries are primarily engaged in manufacturing, distributing, installing and servicing security and surveillance products and systems and developing security and surveillance related software in China. Our customers are mainly comprised of (i) commercial entities (including airports, hotels, real estate development companies, banks, mines, railways, supermarkets and entertainment venues); and (ii) governmental entities (including customs agencies, courts, public security bureaus and prisons). These account for approximately 54% and 46% of our revenues for the three months ended March 31, 2009, respectively.

Our sales network covers most of China’s populated areas and we do not rely on any particular region of China for revenues. Our subsidiaries collectively have more than 150 branch offices and distribution points.

Reportable Operating Segments

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company reports financial and operating information in the following three segments:

  The Installation segment provides design, sales, installation, services and monitoring of electronics surveillance and safety systems to residential, commercial, industrial and governmental customers (the “Installation segment”);

  The Manufacturing segment provides design, manufacturing and sales of surveillance and safety products, including intrusion security, access control and video management systems (the “Manufacturing segment”); and

  The Distribution segment provides distribution and sales of surveillance and safety products and services, including intrusion security, access control and video management systems (the “Distribution segment”).

The Company also provides general corporate services to its segments and these costs are reported as "Corporate and others."

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2009 and growth in our revenues. The surveillance and safety product market in China continued to expand in the first quarter of 2009 due, in part, to several programs and regulatory drivers initiated by the Chinese government in 2006. In 2006, the Chinese government promulgated State Ordinance 458 and the Safe City program, which require many public places to install security systems, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques. The ongoing installation of these security systems as required by applicable Chinese law is being conducted by the affected constituents. In addition, the economic development in China and the fact that the population in China in general is becoming relatively wealthier also contributed to increased demand for surveillance and safety products within various industries and organizations, such as residential real estate, factories and shopping centers. Our first fiscal quarter financial results also benefited from the consolidation of Stonesonic, Longhorn, Guanling, Jin Lin and DIT which were acquired in second, third and fourth quarters of 2008 and from the consolidation of Coson which was acquired in the first quarter of 2009 and contributed approximately $8.49 million and $0.83 million revenues in aggregate, accounting for approximately 8.8% and 0.9% of the total revenues of the first quarter of 2009.

Following are some financial highlights for the first quarter of 2009:

  Revenues: Revenues increased $24.64 million, or 34.3%, to $96.42 million for the three months ended March 31, 2009, from $71.78 million for the three months ended March 31, 2008.

  Gross margin: Gross margin was 26.0% for the three months ended March 31, 2009, compared to 31.0% for the three months ended March 31, 2008. Such decrease was primarily due to a change of product mix and lower selling prices.

  Income from operations: Income from operations decreased $3.16 million, or 28.4%, to $7.98 million for the three months ended March 31, 2009, from $11.14 million in 2008.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 8.3% for the three months ended March 31, 2009, compared to 15.5% in 2008.

  Net income: Net income decreased $2.47 million, or 55.3%, to $2.00 million for the three months ended March 31, 2009, from $4.47 million for the three months ended March 31, 2008.

  Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 2.1% for the three months ended March 31, 2009, compared to 6.2% for the three months ended March 31, 2008. The decrease was primarily due to non-cash expenses described below.

  Fully diluted net income per share: Fully diluted net income per share was $0.04 for the three months ended March 31, 2009, as compared to $0.11 for the three months ended March 31, 2008.

  Non-cash expenses: Non-cash expenses included (i) the redemption accretion on convertible notes of $5.38 million, (ii) depreciation and amortization of $3.06 million, and (iii) non cash employee compensation expense of $4.22 million for the three months ended March 31, 2009. Total non-cash expenses are $12.66 million, representing an increase of $3.44 million, or 37.3%, from $9.22 million during the three months ended March 31, 2008.

Our net income, as reported in our results of operations for the period ended March 31, 2009 and 2008 were approximately $2.00 million, and $4.47 million, respectively. Our net income was materially impacted by depreciation and amortization of long-lived assets in the subsidiaries we acquired, non cash employee compensation recognized pursuant to SFAS 123 (R) and redemption accretion on convertible notes. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non cash employee compensation and redemption accretion on convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company's non-cash expenses during the three months ended March 31, 2009 and 2008:

All amounts in millions of U.S. dollars

	Three Months Ended March 31,
Non-cash expenses	2009	2008	Increase
Depreciation and amortization	$2.82	$1.82	$1.00
Depreciation and amortization (included in cost of goods sold)	0.24	0.08	0.16
Non cash employee compensation	4.22	2.96	1.26
Redemption accretion on convertible notes	5.38	4.36	1.02
Total	$12.66	$9.22	$3.44

Results of Operations

The following table sets forth key components of our results of operations for the three months ended March 31, 2009 and 2008, in dollars and as a percentage of revenues.

All amounts, other than percentages, in millions of U.S. dollars

	2009		2008
Revenues	$96.42	100.0%	$71.78	100.0%
Cost of goods sold (including depreciation and amortization amounted $0.24 and $0.08, respectively)	(71.39)	74.0%	(49.52)	69.0%
Gross profit	25.03	26.0%	22.26	31.0%
Selling and marketing	(2.71)	2.8%	(2.14)	3.0%
General and administrative	(7.30)	7.6%	(4.20)	5.9%
Non cash employee compensation	(4.22)	4.4%	(2.96)	4.1%
Depreciation and amortization	(2.82)	2.9%	(1.82)	2.5%
Income from operations	7.98	8.3%	11.14	15.5%
Other income	0.26	0.3%	0.37	0.5%
Interest expense, cash	(0.66)	0.7%	(0.50)	0.7%
Redemption accretion on convertible notes	(5.38)	5.6%	(4.36)	6.1%
Income before income taxes	2.20	2.3%	6.65	9.2%
Income taxes	(0.20)	0.2%	(2.18)	3.0%
Net income	$2.00	2.1%	$4.47	6.2%

Revenues

Our revenues are generated from system installations and manufacturing and distribution of surveillance and safety products. During the first quarter of 2009, we experienced solid growth in revenues. Revenues increased from $71.78 million for the first quarter of 2008 to $96.42 million for the first quarter of 2009, representing a 34.3% increase. Such increase was mainly attributable to growth in the surveillance and safety market in China, the increased market demand for our products, our increased brand recognition and the acquisition of several companies in 2008 and 2009 as discussed in detail below. Our strategic efforts to increase our distribution channels during 2008 and sufficient working capital from prior fundraising activities with local Chinese banks also should allow us to successfully take advantage of the growth in market demand in the future. Historically, the first quarter has generally been a slow quarter for us due to the Chinese New Year holiday and the third quarter has generally been the strongest quarter. Management expects the same trend in 2009 and that revenue growth will remain strong in the remainder of 2009.

After the acquisition of Coson was closed in January 2009, we consolidated the financial results of Coson in the first quarter of 2009, which contributed $0.83 million to revenues in the first quarter of 2009. After Stonesonic, Longhorn, Guanling, Jin Lin and DIT became our wholly owned subsidiaries, we consolidated the financial results of these five companies beginning in the second, third and fourth quarters of 2008, which contributed $8.49 million to revenues in the first quarter of 2009. As the acquisitions of Hongtianzhi, HiEasy, Minking and Tsingvision have surpassed the one year anniversary, we have included these revenues in our organic growth since the third and fourth quarter of 2008.

The following table shows the components of revenues recognized in the first quarter of 2009:

(In millions of U.S. dollars)

Revenues from the Installation segment recognized from installation contracts signed in 2008	$29.46
Revenues from the Installation segment recognized from installation contracts signed in 2009	$45.46
Revenues from the Manufacturing segment recognized from manufacturing contracts signed in 2008	$2.80
Revenues from the Manufacturing segment recognized from manufacturing contracts signed in 2009	$12.51
Revenues from the Distribution segment recognized from distribution contracts signed in 2008	$0.94
Revenues from the Distribution segment recognized from distribution contracts signed in 2009	$5.25
Total revenues recognized in the first quarter of 2009	$96.42
Revenues deferred	$1.02
Backlog of contracts for system installation and manufacturing of surveillance and safety products signed before March 31, 2009 (1)	$86.87

(1) We have conservatively not included the letter of intents, framework agreements and various signed partnership agreements in our backlog numbers as they are subject to final binding individual agreements to be entered into at later dates.

Our revenues are generated from three business segments: Installation segment, Manufacturing segment and Distribution segment. The following table shows the different segments comprising our total revenues for the three months ended March 31, 2009 and 2008.

All amounts in millions of U.S. dollars

Revenues	2009		2008
Installation segment	$74.92	77.7%	$59.54	83.0%
Manufacturing segment	15.31	15.9%	8.13	11.3%
Distribution segment	6.19	6.4%	4.11	5.7%
Total	$96.42	100.0%	$71.78	100.0%

For the three months ended March 31, 2009 and 2008, our Installation segment generated revenues of $74.92 million and $59.54 million which represented 77.7% and 83.0% of our total revenues, respectively. The increase in revenues was mainly due to the following factors: First, demand for security and surveillance products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential real estate, factories and shopping centers. Second, the Chinese government initiated several programs and regulatory drivers during 2006, such as State Ordinance 458 and the "3111" program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2007 and 2008 allowed us to successfully take advantage of the growth in market demand in the first quarter of 2009. Fourth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition in 2008 also contributed to the growth in sales revenue.

For the three months ended March 31, 2009 and 2008, our Manufacturing segment generated revenues of $15.31 million and $8.13 million, representing 15.9% and 11.3% of our total revenues, respectively. For the three months ended March 31, 2009 and 2008, our Distribution segment generated revenues of $6.19 million and $4.11 million, representing 6.4% and 5.7% of our total revenues. Management believes that revenues from the installation projects will continue to be the Company's major revenue source in the next few years. With the acquisitions of 2008 and 2009 and other planned acquisitions, management believes that the percentage of revenues from the Manufacturing segment and the Distribution segment will increase in the future.

Management expects growth in all three segments to remain strong in the remainder of 2009 due to (i) continued growth in the security and surveillance market both within the corporate and government sectors, (ii) better capitalization of the Company to fuel its growth, (iii) continuing to enhance our branding and profiling in China, and (iv) acquisition strategy intended to boost our market share and competitiveness.

Cost of goods sold

Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the first quarter of 2009 increased by 44.2% to $71.39 million as compared to $49.52 million for the same period last year. The increase was generally in line with the increase of revenues.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $2.77 million, or 12.4%, to $25.03 million for the three months ended March 31, 2009 from $22.26 million for the same period last year. Gross margin for the three months ended March 31, 2009 was 26.0%, as compared to 31.0% for the same period of 2008. The decrease in our gross margin was primarily driven by declining selling prices.

The following table shows the different segment components comprising our gross profit margin over the three months ended March 31, 2009 and 2008.

Gross Margin	2009	2008
Installation segment	25.8%	29.7%
Manufacturing segment	27.5%	35.9%
Distribution segment	23.6%	39.9%
Total	26.0%	31.0%

For the three months ended March 31, 2009, gross margins of the Installation segment, Manufacturing segment and Distribution segment were approximately 25.8%, 27.5% and 23.6%, respectively, compared to 29.7%, 35.9% and 39.9% for the same period last year. Gross margins of the Installation segment decreased due to the declining margins from smaller scale projects. This was mainly due to our efforts in maintaining market share and expansion of customer base. Also, gross margin for the Manufacturing segment decreased to 27.5% for the three months ended March 31, 2009 from 35.9% for the same period last year. The decrease in our gross margin was primarily driven by the selling prices decreases. Gross margin for the Distribution segment decreased to 23.6% for the three months ended March 31, 2009 from 39.9% for the same period last year. Such high gross margin in the same period last year was mainly because our software solutions, that were sold during the same period last year, generally had a higher margin.

Selling and marketing expenses

Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses increased $0.57 million, or 26.6%, to $2.71 million for the three months ended March 31, 2009 from $2.14 million for the same period in 2008. This dollar increase was primarily attributable to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses decreased to 2.8% for the three months ended March 31, 2009 from 3.0% for the same period in 2008. The percentage slightly decrease was due to the cost efficiency.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operation. Our general and administrative expenses increased $3.10 million, or 73.8%, to $7.30 million for the three months ended March 31, 2009 from $4.20 million of the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 7.6% for the three months ended March 31, 2009 from 5.9% for the same period in 2008. The dollar and percentage increase was mainly due to the hiring of additional staff, and professional expenses related to the costs of being a public reporting company.

Non cash employee compensation

Effective February 7, 2007, our board of directors adopted our 2007 Equity Incentive Plan (the "Plan"). The Plan was subsequently amended and approved by the Company's stockholders in February 2008. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of our common stock may be issued under the Plan. During the three months ended March 31, 2009, we granted an aggregate of 419,818 shares of restricted stock pursuant to the Plan to our employees and consultants. These shares will vest with respect to each of the employees and consultants over a period of four years.

Non cash employee compensation for the three months ended March 31, 2009 increased to $4.22 million from $2.96 million for the same period in 2008, primarily as a result of the adoption of the Plan and grants to employees and consultants made under the Plan.

Depreciation and amortization

Our depreciation and amortization costs increased $1.16 million, or 61.1%, to $3.06 million (including $0.24 million depreciation and amortization costs included under cost of goods sold) for the three months ended March 31, 2009 from $1.90 million for the same period in 2008. As a percentage of revenues, depreciation and amortization expenses increased to 3.2% for the three months ended March 31, 2009 from 2.6% for the same period in 2008. Such dollar and percentage increase was primarily due to the amortization of intangible assets from the acquisition of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson. The amortization of intangible assets increased as a result of these acquisitions.

Income from operations

Our income from operations decreased $3.16 million, or 28.4%, to $ 7.98 million for the three months ended March 31, 2009 as compared to $11.14 million for the same period in 2008. As a percentage of revenues, income from operations decreased to 8.3% for the three months ended March 31, 2009 from 15.5% for the same period in 2008. Such percentage decrease was primarily due to the decrease of our gross margin and the increase of our selling and marketing expenses, general and administrative expenses and non-cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the three months ended March 31, 2009 and 2008.

All amounts in millions of U.S. dollars

Income from operations	2009			2008
Installation segment	$14.00	175.4%		$14.97	134.4%
Manufacturing segment	(0.46)	(5.8%	)	1.09	9.8%
Distribution segment	(0.38)	(4.8%	)	0.59	5.3%
Corporate and others	(5.18)	(64.8%	)	(5.51)	(49.5%	)
Total	$7.98	100.0%		$11.14	100.0%

Income from operations related to the Installation segment decreased 6.5%, or $0.97 million to $14.00 million for the three months ended March 31, 2009, compared to $14.97 million for the same period in 2008. Such decrease was mainly due to lower selling price of small projects.

Loss from operations related to the Manufacturing segment was $0.46 million for the three months ended March 31, 2009, compared to the operating profit of $1.09 million for the same period in 2008. Such decrease was mainly due to the non cash compensation to the Manufacturing segment amounted of $0.74 million and $0.56 million, respectively, for the three months ended March 31, 2009 and 2008 and amortization related to acquisitions we made in 2007, 2008 and 2009, amounted $1.45 million and $0.61 million for the three months ended March 31, 2009 and 2008, respectively. The Company expects that the Manufacturing segment margin will increase as we integrate the recently completed acquisitions which will allow us to further benefit from economies of scale.

Loss from operations related to the Distribution segment was $0.38 million for the three months ended March 31, 2009, compared to the operating profit of $0.59 million for the same period in 2008. Such decrease was mainly due to the gross margin decreased.

Loss from operations related to the Corporate and others decreased 6.0%, or $0.33 million to $5.18 million for the three months ended March 31, 2009, compared to $5.51 million for the same period in 2008. Such decrease was mainly due to cost control.

Other income

Our other income decreased 29.7%, or $0.11 million to $0.26 million for the three months ended March 31, 2009 from $0.37 million for the same period in 2008. As a percentage of revenues, other income decreased to 0.3% for the three months ended March 31, 2009 from 0.5% for the same period in 2008.

Interest expense (excluding redemption accretion on convertible notes)

During the first quarter of 2009, we borrowed funds under 3 short-term and 1 long-term loans from local Chinese banks and incurred a total interest expense of $0.66 million. For the convertible notes, we paid $0.28 million interest during the three months ended March 31, 2009. Such increase was primarily due to the increase in the outstanding balances of our bank loans and obligations under product financing arrangements for our operations.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the three months ended March 31, 2009 was $5.38 million, as compared to $4.36 million for the same period in 2008. We raised $110 million from the issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be repaid if the convertible notes are converted into shares of our common stock before their respective maturities.

Income before taxes

Our income before taxes decreased $4.45 million, or 66.9%, to $2.20 million for the three months ended March 31, 2009 from $6.65 million for the same period in 2008. As a percentage of revenues, income before taxes decreased to 2.3% from 9.2% for the same period in 2008. Such percentage decrease was primarily due to increased non-cash expenses, including the redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no united States taxable income during the three months ended March 31, 2009.

Our wholly owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

Before January 1, 2008, foreign invested enterprises ("FIEs") established in the PRC were generally subject to an enterprise income tax ("EIT") rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiaries Golden and certain high-technology company were subject to reduced tax rate. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law ("EIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law ("Implementing Rules") which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the EIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives the Old FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate within 5 years until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0% .

Our subsidiary Golden was subject to an EIT rate of 15% for the fiscal year 2009. Hongtianzhi is located in Shenzhen and its 2009 EIT rate was 9% because it receives a lower tax rate as a high-technology company. HiEasy, Minking, and Stonesonic were subject to an EIT rate of 15% in 2009 due to its high-technology or software company status. Longhorn is located in Shenzhen and its 2009 EIT rate was 10% because it receives a lower tax rate as a high-technology company. Coson and Zhuhai DIT Digital Technology Limited were subject to an EIT rate of 20% in 2009 due to its high-technology status. Cheng Feng and Tsingvision were subject to an EIT rate of 12.5% in 2009 due to its software company status. Guanling was subject to an EIT rate of 25% in 2009. CSST PRC and Jin Lin were exempted from EIT in 2009.

Income taxes decreased $1.98 million to $0.20 million for the three months ended March 31, 2009 from $2.18 million for the same period of 2008. We fully utilized the tax exemption for our subsidiaries CSST PRC, which were incorporated in 2006, and Jin Lin, which became our subsidiaries in 2008.

Net income

Net income decreased $2.47 million, or 55.3%, to $2.00 million for the three months ended March 31, 2009 from $4.47 million for the same period in 2008. As a percentage of revenues, net income decreased to 2.1% for the three months ended March 31, 2009 from 6.2% for the same period in 2008. This percentage decrease was mainly due to the increase of non-cash expenses including the redemption accretion on our convertible notes, depreciation and amortization and non cash employee compensation as discussed above.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China. The operating subsidiaries purchase all products and render services in China, and receive payment from customers in China using RMB as the functional currency. We do not engage in currency hedging.

We incurred a foreign currency translation gain of $0.05 million for the three months ended March 31, 2009 as compared with the foreign currency translation gain of $8.50 million for the same period in 2008.

As we have done since China revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for fiscal quarter ended March 31, 2009 and 2008.

For the three months ended March 31, 2009, the exchange rates of 6.8359, 6.8373 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in a $0.05 million foreign currency translation gain in the first quarter of 2009. In the first quarter of 2008, the exchange rates of 7.019, 7.1034 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in an $8.50 million foreign currency translation gain in such period.

Liquidity and Capital Resources

General

As of March 31, 2009 and December 31, 2008, we had cash and cash equivalents of $72.47 million and $47.78 million, respectively. The following table provides detailed information about our net cash flow for the three months ended March 31, 2009 and 2008.

Cash Flow

All amounts in millions of U.S. dollars

	Three months ended March 31,
	2009	2008

Net cash provided by (used in) operating activities	$21.44	$(2.50)
Net cash used in investing activities	(2.81)	(10.94)
Net cash provided by (used in) financing activities	5.95	(1.28)
Effect of exchange rate changes on cash	0.11	2.76
Net cash inflow (outflow)	$24.69	$(11.96)

Operating Activities:

Net cash provided by operating activities was $21.44 million for the three months ended March 31, 2009, which is an increase of $23.94 million from the $2.50 million of the net cash used in operating activities for the same period in 2008. The increase was mainly due to decrease in advance payments, prepayment and deposits and trade receivables.

Investing Activities:

Our main uses of cash for investing activities during the first quarter of 2009 were deposits for the acquisition of subsidiaries and businesses and for property, plant and equipment.

Net cash used in investing activities for the three months ended March 31, 2009 was $2.81 million, which is a decrease of $8.13 million from net cash used in investing activities of $10.94 million in the same period of 2008. Such decrease was primarily due to decreased deposits for acquisitions of subsidiaries and proceeds from the disposal of land use rights and properties in 2008.

We closed the acquisition of Coson on January 12, 2009. In addition, we have signed letters of intent to acquire Shenzhen Alean Technology Development Co., Ltd., Shenzhen Skyvise Limited. Pursuant to the letters of intent, the cash consideration for these two intended acquisitions is expected to total $20 million with additional consideration to be paid in equity. Consummation of these two acquisitions is subject to customary closing conditions, including execution of definitive agreement and receipt of governmental approval. We expect to finance the cash portion of the purchase price with the net proceeds from our $50 million convertible notes financing that closed in April 2007.

Financing Activities:

Net cash provided by financing activities in the three months ended March 31, 2009 totaled $5.95 million as compared to $1.28 million used in financing activities in the same period of 2008. The net cash provided by financing activities was mainly attributable to the additional bank loans raised in the first quarter of 2009.

Loan Facilities

As of March 31, 2009, the amounts, maturity dates and term of each of our bank loans are as follows:

All amounts in millions of U.S. dollars

Lender	Amount	Maturity Date	Duration
A Financial Institution	$0.84	February 2013	5 years
A Financial Institution	6.09	July 2011	3 years
China Construction Bank	7.24	August 2010	2 years
China Merchants Bank	7.31	February 2010	1 year
Industrial Bank	2.93	November 2009	1 year
China Construction Bank	1.46	July 2009	4 months

Total	$25.87

In February 2009, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10.5% on inventory financings. The Company borrowed RMB 7.11 million (approximately $1.04 million), consisting of a 5-year loan payable to that financial institution. The loans expire in February 2013, and payments are due at the end of each quarter. As of March 31, 2009, the outstanding liability relating to this loan was RMB5.74 million (approximately $0.84 million).

In July 2008, we entered into product financing agreements with a financial institution pursuant to which we borrowed RMB53 million (approximately $7.85 million), consisting of a 3-year loan payable to that financial institution. These loans mature on July 2011. The interest is payable at the end of each quarter. As of March 31, 2009, the outstanding liability relating to this loan was RMB41.63 million (approximately $6.09 million).

On March 27, 2009, we entered into a loan agreement with China Construction Bank. The Company borrowed RMB10 million (approximately $1.46 million) with an annual interest rate equal to 5.59% and the interest is payable at the 20th of each month. The loan is due in July 2009. The loan is guaranteed by a subsidiary of the Company, and is collateralized by the buildings of the subsidiary.

On February 25, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB60 million (approximately $8.77 million) with an annual interest rate equal to 92% of the one- to three-year benchmark lending rate of The People’s Bank of China (4.89% as of March 31, 2009) and the interest is payable at the 20th of each month. The loan is guaranteed by our CEO and our subsidiaries. The loan matures in February, 2010 and RMB10 million (approximately $1.46 million) is repaid in March 2009. As of March 31, 2009, the outstanding liability relating to this loan was RMB50 million (approximately $7.31 million).

On January 4, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB20 million (approximately $2.93 million) with an annual interest rate equal to 92% of the one- to three-year benchmark lending rate of The People’s Bank of China (4.89% as of March 31, 2009) and the interest is payable at the 20th of each month. The loan is guaranteed by our CEO and our subsidiaries. The loan was repaid in March 2009.

On December 30, 2008, we entered into a loan agreement with China Merchants Bank. We borrowed RMB20 million (approximately $2.93 million) with an annual interest rate equal to 92% of the one- to three-year benchmark lending rate of The People’s Bank of China (4.89% as of March 31, 2009) and the interest is payable at the 20th of each month. The loan is guaranteed by our CEO and our subsidiaries. The loan was repaid in March 2009.

On November 17, 2008, we entered into a loan agreement with Industrial Bank under which we borrowed RMB20 million (approximately $2.93 million) with an annual interest rate of 7.99% . The loan matures in November 2009 and the interest is payable at the 20th of each month. The loan is guaranteed by our CEO and our subsidiaries.

On August 28, 2008, we entered into a long-term loan agreement with China Construction Bank. As of March 31, 2009, the outstanding liability relating to this loan was RMB49.5 million (approximately $7.24 million), consisting of a 2-year loan payable to the bank. This loan matures on August 27, 2010 with an annual interest rate equal to 105% of the one- to three-year benchmark lending rate of The People’s Bank of China (5.67% as of March 31, 2009). The interest rate is adjusted quarterly based on any changes to the one- to three-year benchmark lending rate, and the interest is payable at the 20th of each month. The loan agreement requires us to use the loan proceeds only for our operations.

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

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above and in our Annual Report on Form 10-K filed on March 5, 2009, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2009:

All amounts in millions of U.S. dollars

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Debt Obligations	$175.69	20.94	5.68	149.07	$--
Operating Lease Obligations	1.04	0.67	0.31	0.06	--
Total	$176.73	21.61	5.99	149.13	$--

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which amended certain provisions of SFAS 141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company adopted SFAS 141(R) and FSP FAS 141(R)-1 on January 1, 2009. We accounted for its January 2009 business acquisition in accordance with these standards. See Note 3 to the financial statements for additional disclosure.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform with this standard.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on our Consolidated Financial Statements.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for a discussion of the Company's critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. All of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of March 31, 2009 and December 31, 2008 was $154.35 million and $150.41 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2009 would not have any material impact on our net income before provision for income taxes for the quarter. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $0.05 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2009. As of March 31, 2009, our accumulated other comprehensive income was $29.22 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 5, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2009, pursuant to the acquisitions of DIT and Coson, we issued 139,573 and 341,228 shares of our common stock to DIT and Coson. The issuance was made in an offshore transaction pursuant to Regulation S under the Securities Act.

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

DATED: April 30, 2009

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