Form 10-Q
period 2009-06-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2009-07-28
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: June 30, 2009

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Yes [X]             No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]             No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[X]
Non-Accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]             No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 24, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	51,543,823

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89,469	$47,779
Accounts receivable, net	179,153	148,205
Inventories, net	120,476	117,042
Prepayments and deposits	6,613	7,280
Advances to suppliers	36,842	17,120
Other receivables	10,258	14,065
Deferred tax assets - current portion	--	32
Total current assets	442,811	351,523

Deposits for acquisition of subsidiaries, intangible assets and properties	6,240	7,855
Property, plant and equipment, net	75,863	74,523
Land use rights, net	7,766	7,675
Intangible assets	57,695	56,913
Contingently returnable acquisition consideration	1,176	1,176
Goodwill	75,529	73,216
Deferred financing cost	1,013	1,082
Deferred tax assets - non-current portion	240	253
TOTAL ASSETS	$668,333	$574,216

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Notes payable - short term	$42,450	$10,242
Obligation under product financing arrangements - short term	2,753	2,469
Accounts and bills payable	48,902	50,756
Accrued expenses	13,487	10,263
Advances from customers	60,171	28,621
Taxes payable	3,230	4,115
Payable for acquisition of business, properties and land use rights	11,884	11,915
Deferred income	1,016	1,207
Total current liabilities	183,893	119,588

LONG - TERM LIABILITIES
Notes payable - long term	2,854	2,853
Obligation under product financing arrangements - long term	3,530	4,214
Convertible notes payable	154,294	143,342
Total liabilities	344,571	269,997

EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value; 290,000,000 shares authorized, 50,517,323 (June 30, 2009) and 49,142,592 (December 31, 2008) shares issued and outstanding	5	5
Additional paid-in capital	175,957	164,806
Retained earnings	117,919	109,405
Statutory reserves	804	804
Accumulated other comprehensive income	29,059	29,167
Total shareholders' equity of the Company	323,744	304,187
Noncontrolling interest	18	32
Total equity	323,762	304,219
TOTAL LIABILITIES AND EQUITY	$668,333	$574,216

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$141,915	$92,740	$238,331	$164,517
Cost of goods sold (including depreciation and amortization for the three and six months ended June 30, 2009 and 2008 of $238, $479, $203 and $286, respectively)	110,899	62,284	182,289	111,805

Gross profit	31,016	30,456	56,042	52,712
Selling and marketing	3,034	2,991	5,748	5,133
General and administrative (including non-cash employee compensation for the three and six months ended June 30, 2009 and 2008 of $4,358, $8,576, $3,108 and $6,066 respectively)	12,500	11,084	24,007	18,246
Depreciation and amortization	2,910	2,130	5,732	3,947

Income from operations	12,572	14,251	20,555	25,386
Interest income	57	51	86	106
Interest expense	(6,580)	(4,786)	(12,617)	(9,649)
Other income, net	1,000	367	1,229	687

Income before income taxes	7,049	9,883	9,253	16,530
Income taxes	(551)	(2,153)	(753)	(4,329)

Net income	6,498	7,730	8,500	12,201
Add: Net loss attributable to the noncontrolling interest	3	6	14	31

Net income attributable to the Company	6,501	7,736	8,514	12,232
Foreign currency translation (loss) gain	(162)	6,926	(108)	15,430

Comprehensive income attributable to the Company	6,339	14,662	8,406	27,662
Comprehensive loss attributable to the noncontrolling interest	(3)	(6)	(14)	(31)

COMPREHENSIVE INCOME	$6,336	$14,656	$8,392	$27,631

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS
BASIC	$0.14	$0.18	$0.19	$0.28
DILUTED	$0.13	$0.17	$0.17	$0.28
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	45,455,273	43,600,020	45,410,950	43,169,108
DILUTED	50,021,505	44,927,620	49,693,523	43,853,283

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	The Company’s Shareholders
	Common Stock				Accumulated
			Addition		Other
		Par	Paid-in	Retained	Comprehensive	Statutory	Noncontrolling	Total
	Shares	Value	Capital	Earnings	Income	Reserves	Interest	Equity
BALANCE AT JANUARY 1, 2009	49,142,592	$5	$164,806	$109,405	$29,167	$804	$32	$304,219
Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	893,930	--	8,576	--	--	--	--	8,576
Common stock issued for acquisition of DIT Industry(H.K.) Limited	139,573	--	906	--	--	--	--	906
Common stock issued for acquisition of Shenzhen Coson Electronic Co., Ltd.	341,228	--	1,669	--	--	--	--	1,669
Foreign currency translation loss	--	--	--	--	(108)	--	--	(108)
Net income (loss) for the period	--	--	--	8,514	--	--	(14)	8,500

BALANCE AT JUNE 30, 2009	50,517,323	$5	$175,957	$117,919	$29,059	$804	$18	$323,762

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,500	$12,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,211	4,233
Provision for doubtful accounts	1,396	125
Amortization of consultancy services	11	67
Amortization of deferred financing cost	221	18
Non-cash employee compensation	8,576	6,066
Redemption accretion on convertible notes	10,952	8,726
Deferred taxes	45	40
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(30,919)	(25,839)
Related party receivables	--	371
Inventories	(2,733)	11,692
Prepayments and deposits	910	(24)
Advances to suppliers	(19,685)	(4,826)
Other receivables	4,104	(1,207)
(Decrease) increase in:
Accounts and bills payable, and accrued expenses	(91)	4,232
Advances from customers	31,526	(3,007)
Taxes payable	(1,077)	(1,896)
Deferred income	(192)	91
Net cash provided by operating activities	17,755	11,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,698)	(5,344)
Additions to intangible assets	(1,402)	(1,087)
Deposits paid for acquisition of subsidiaries	(250)	(3,878)
Deposits refunded for acquisition of subsidiaries	--	11,898
Payments for business acquisitions	(3,356)	--
Deposits paid for acquisition of properties and intangible assets	--	(4,424)
Net cash inflow (outflow) for acquisition of subsidiaries	273	(8,927)
Proceeds from disposal of land use rights and properties	--	3,379
Net cash used in investing activities	(7,433)	(8,383)
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants exercised	--	277
New borrowings, net of issuance costs	40,978	4,274
Repayment of borrowings	(8,774)	(13,855)
New borrowings from obligation under product financing arrangements, net of issuance costs	891	--
Repayment of obligation under product financing arrangements	(1,443)	--
Net cash provided by (used in) financing activities	31,652	(9,304)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,974	(6,624)
Effect of exchange rate changes on cash and cash equivalents	(284)	6,148
Cash and cash equivalents, beginning of period	47,779	89,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,469	$88,595

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid	$1,333	$899
Income taxes paid	$1,077	$2,364

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

139,573 shares of common stock were issued in satisfaction of a payable of approximately $906 related to the acquisition of DIT Industry(H.K.) Limited (“DIT”) in February 2009. (Note 2(l))

341,228 shares of common stock were issued in satisfaction of the purchase price of approximately $1,669 in the acquisition of Shenzhen Coson Electronic Co. Ltd. (“Coson”) in February 2009. Additionally, the Company recorded a liability in the amount of $1,170 representing the estimated fair value of contingent consideration, to be payable in cash, issued in the acquisition. (Note 3)

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1. BASIS OF PRESENTATION

The accompanying financial statements, as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 5, 2009. Amounts as of December 31, 2008 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, have been made. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

As of June 30, 2009 and December 31, 2008, unamortized computer software costs were $3,618 and $2,776, respectively. During the three and six months ended June 30, 2009 and 2008, $396, $712, $121 and $375 of amortization expense was charged to income, respectively.

(b) Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three and six months ended June 30, 2009 and 2008.

As of June 30, 2009 and December 31, 2008, inventories held under the product financing arrangements were $7,718 and $6,689, respectively.

During the three and six months ended June 30, 2009 and 2008, inventory purchases from the top five suppliers contributed for approximately 31%, 29%, 40%, and 37%, of total inventory purchases, respectively.

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

No trade receivables due from any single individual customer exceeded 10% of total accounts receivable at June 30, 2009 and December 31, 2008.

(d) Revenue Recognition

Revenue from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104: “Revenue Recognition” (“SAB No. 104”) and related interpretations. Revenues are recognized when the following criteria are met:

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

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue is recognized. As of June 30, 2009 and December 31, 2008, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

The Company derives the bulk of its revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under Emerging Issues Task Force (“EITF”) issue 00-21. Revenue from the supply and installation of surveillance and safety equipment are recognized when the installation is completed and the customer acceptance is received. Approximately 1% of contract installation revenue is deferred for the repair work during the one year warranty period. The Company carefully monitors the warranty work requested by its customers, and has determined that very little warranty work has historically been requested to be performed. Management believes that this 1% warranty reserve appears adequate as of June 30, 2009 and December 31, 2008.

Repairs and maintenance service revenue is recognized when the service is performed.

The Company derives a portion of its revenue from one-year software upgrades. These services are typical post-contract service (“PCS”) arrangements according to AICPA Statement of Position (“SOP”) 97-2. Under SOP 97-2, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

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

(e) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 were $726, $1,396, $287 and $346, respectively.

(f) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three and six months ended June 30, 2009 and 2008, the Company incurred approximately $77, $174, $222 and $277, respectively.

(g) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for the three and six months ended June 30, 2009 and 2008 were $256, $526, $248 and $466, respectively, and are included in the selling and marketing expenses and general and administrative expenses.

(h) Share-based Payments

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan (“Plan”), which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of revised Statement of Financial Accounting Standard (“SFAS”) No.123, “Share-Based Payment” (“SFAS No. 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company's stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and six months ended June 30, 2009 and 2008, the Company has recognized $4,358, $8,576, $3,108 and $6,066 of compensation expense under the Plan, respectively. As of June 30, 2009 and December 31, 2008, there was $47,911 and $52,616 of unrecognized compensation expense related to the nonvested restricted stock, respectively. These expenses are expected to be recognized over a four to five-year period.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Other income

During the three months ended June 30, 2009, in connection with research and development activities in a designated locale, the Company received approximately $756 as a subsidy from the local governmental agency in China. The Company has no continuing obligation under the subsidy provision. The amount is recorded as a component of Other Income in the consolidated statements of income.

(j) Income taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns with the relevant government authorities in the U.S. and the People’s Republic of China (“PRC”). The Company was not subject to U.S. federal tax examinations for years before 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2009 and 2008. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

On March 16, 2007, the National People's Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law became effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rates for our operating subsidiaries were changed.

(k) Use of Estimates

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

(l) Earnings Per Share

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

For the purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares under SFAS No. 128. These contingently returnable shares, although classified as issued and outstanding, are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

Unvested restricted shares issued under the 2007 Equity Incentive Plan are not included in basic weighted average number of shares but are considered to be outstanding as of the grant date for purpose of computing diluted earnings per share even though the shares are subject to vesting requirements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Earnings Per Share - continued

The calculation of diluted earnings per share is based on the outstanding warrants for the three and six months ended June 30, 2009 and 2008. As of June 30, 2009 and December 31, 2008, warrants were outstanding to acquire 174,515 and 174,515 shares of common stock, respectively. Warrants which were outstanding to acquire 144,509, 144,509, 0 and 0 shares of common stock, respectively, were not included in the dilutive calculation for the three and six months ended June 30, 2009 and 2008, as the effect would be anti-dilutive.

With respect to outstanding warrants, the dilutive impact on the weighted average number of shares was 7,920, 3,804, 22,271 and 21,768 for the three and six months ended June 30, 2009, and 2008, respectively.

In 2008, the Company agreed to issue 139,573 shares of common stock in connection with the acquisitions of DIT. These shares were issued in February 2009. In 2008, the Company issued an aggregate of 2,470,116 in connection with the acquisitions of Guangdong Stonesonic Digital Technique Co., Ltd. (“Stonesonic”), Shenzhen Longhorn Security Technology Co., Ltd., Beijing Aurine Divine Land Technology Co., Ltd., Shenzhen Jin Lin Technology Co., Ltd. (“Jin Lin”), 100% beneficial interest of Huge Long Limited and the exclusive cooperation agreement with Beijing DM Security & Technology Co., Ltd., excluding contingently returnable shares of 339,949 shares of common stock. The impact of these shares has been included in the weighted average number of shares from the date of the closing of the acquisitions through the earlier of December 31, 2008 or the date the shares were issued.

Approximately 12,222,000, 12,222,000, 5,452,000 and 5,452,000 shares of common stock underlying the February Notes and April Notes (as defined in Note 14) were not included in the dilutive calculation for the three and six months ended June 30, 2009 and 2008, respectively, as the effect would be anti-dilutive.

(m) Fair Value

SFAS No.157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No.157 are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS No. 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Staff Position FAS No.157-2 on January 1, 2009.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Fair Value - continued

At June 30, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements. During the six months ended June 30, 2009, the Company completed a business acquisition in which nonfinancial assets and nonfinancial liabilities were initially measured at fair value (see Note 3 for additional information).

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

The Company's financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts and bills payable, notes payable, obligation under product financing arrangements, and convertible notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature. The fair value of the related party receivables is not practical to estimate due to the related party nature of the underlying transactions.

(n) New Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141 (R)-1”), which amend certain provisions of SFAS No.141 (R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. The Company adopted SFAS No. 141 (R) and FSP FAS No. 141 (R)-1 on January 1, 2009. The Company accounted for its January 2009 business acquisition in accordance with these standards. (See Note 3 for additional disclosure)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS No. 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within the Company’s Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform with this standard.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS No.107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP No. 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP No. 107-1 did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3. BUSINESS ACQUISITIONS

On January 12, 2009, the Company entered into an equity transfer agreement with the shareholder of Multiwin International Holdings Limited (“Multiwin”) and acquired 100% ownership of Multiwin which is the holding company that owns all the outstanding equity of Coson. Coson is an intelligent access control solution provider and provides control access solutions to a wide ranging group of clients that include government buildings, banks, post offices, universities and large residential properties in China. Pursuant to the equity transfer agreement, the Company has agreed to pay total consideration up to RMB 51,768 (approximately $7,518) in exchange for 100% ownership of Multiwin, consisting of RMB 40,000 (approximately $5,849) in cash and RMB 11,768 (approximately $1,669) in the Company’s shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 341,228 which were issued in February 2009. Under the terms of such agreement, 102,368 shares of the Company’s common stock were to be returned if Coson did not meet certain net income targets in 2008. These targets were met in 2008. An additional 68,247 shares of the Company’s common stock are to be returned if Coson does not meet certain net income targets in 2009. The Company will also pay the remaining cash consideration of RMB 8,000 (approximately $1,170) if the net income targets are met in 2009. The Company recorded approximately $293 and $1,170 related to the estimated fair value of the contingent equity and cash consideration, respectively. The operational control of Coson passed to the Company effective January 12, 2009. The results of Coson’s operations from January 12, 2009 through June 30, 2009 are included in the Company’s Consolidated Statements of Income and Comprehensive Income. The fair value of the contingent cash consideration was re-measured at June 30, 2009 and the change in the fair value from March 31, 2009 is minimal.

Approximately 436,110 shares of common stock related to net income targets for 2009 and 2010 for the acquisition of Coson, Stonesonic, Jin Lin and DIT are returnable.

The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with SFAS No. 141 (R) and, except for cash and cash equivalents, fair value was estimated using level 3 inputs under SFAS No. 157. Level 3 inputs for the nonfinancial assets included a valuation report (prepared by a third party appraisal firm) that primarily utilized an income approach valuation technique. Level 3 inputs for other assets and liabilities included present value techniques applied to receivables and payables, and estimated selling prices (less costs of disposal and profit allowance) for inventories.

The following represents the purchase price allocation at the date of the acquisition of Coson based on the valuation report which were prepared by a third party appraisal firm:

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3. BUSINESS ACQUISITIONS (CONTINUED)

On a pro forma basis, the results of operations for the Company for the three and six months ended June 30, 2009 would not be significantly different than as reported since the acquisition of Coson occurred near the beginning of 2009.

The following tables show supplemental information of the results of operations on a pro forma basis for the three and six months ended June 30, 2008 as if the acquisition of Coson had been completed at the beginning of the respective periods of 2008:

For the three months ended June 30, 2008 (Unaudited)

	Historical
			Pro Forma
	CSST	Coson	Adjustments	Pro Forma
Revenues	$92,740	$1,094	$--	$93,834

Income from operations	$14,251	$414	$(107)	$14,558

Net income	$7,730	$373	$(107)	$7,996

Net income per share
Basic	$0.18			$0.18
Diluted	$0.17			$0.18

For the six months ended June 30, 2008 (Unaudited)

	Historical
			Pro Forma
	CSST	Coson	Adjustments	Pro Forma
Revenues	$164,517	$1,572	$--	$166,089

Income from operations	$25,386	$462	$(215)	$25,633

Net income	$12,201	$393	$(215)	$12,379

Net income per share
Basic	$0.28			$0.28
Diluted	$0.28			$0.28

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisition of Coson.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4. ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Accounts receivable	$180,129	$149,244
Less: provision for doubtful accounts	(976)	(1,039)
Accounts receivable, net	$179,153	$148,205

For the six months ended June 30, 2009, a local Chinese bank holds RMB123,046 (approximately $18,000) of accounts receivable purchased from the Company on a without-recourse-basis in return for RMB113,000 (approximately $16,530) resulting in a net of RMB10,046 (approximately $1,470) which has been recorded in general and administrative expenses. The Company has accounted for the sale of receivables to the local Chinese bank in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

5. INVENTORIES

Inventories consist of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Raw materials	$18,538	$16,205
Work in progress	2,230	4,392
Finished goods	53,629	24,408
Installations in process	47,257	73,019
Total	121,654	118,024
Less: allowance for obsolete inventories	(1,178)	(982)
Inventories, net	$120,476	$117,042

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Current portion	$6,613	$7,280
Non current portion
- Deposits paid for acquisition of subsidiaries	4,017	5,619
- Deposits paid for acquisition of intangible assets and properties	2,223	2,236
	$6,240	$7,855

The deposits paid for acquisition of subsidiaries and properties are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

7. ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $36,842 and $17,120 as of June 30, 2009 and December 31, 2008, respectively.

8. PLANT AND EQUIPMENT

At June 30, 2009 and December 31, 2008, plant and equipment, at cost, consist of:

	June 30,	December 31,
	2009	2008
Buildings	$61,876	$60,480
Leasehold improvements	2,540	2,017
Plant and equipment	7,706	6,544
Electronic equipment	8,820	8,640
Motor vehicles	4,799	4,528
	85,741	82,209
Less: accumulated depreciation	(9,878)	(7,686)
Plant and equipment, net	$75,863	$74,523

Depreciation expense for the three and six months ended June 30, 2009 and 2008 was $1,021, $2,044, $885 and $1,520, respectively.

9. LAND USE RIGHTS

Land use rights consist of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Cost of land use rights	$8,523	$8,371
Less: Accumulated amortization	(757)	(696)
Land use rights, net	$7,766	$7,675

Amortization expense for the three and six months ended June 30, 2009 and 2008 was $43, $86, $15 and $21, respectively.

Amortization expense for the next five years and thereafter is as follows:

2009 (for the remaining six months)	$86
2010	172
2011	172
2012	172
2013	172
Thereafter	6,992
Total	$7,766

The Company disposed of land use rights and properties for a total consideration of RMB119,000 (approximately $16,119) in December 2007. The remaining proceeds of RMB24,000 (approximately $3,379) were received in January 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. INTANGIBLE ASSETS

	June 30,	December 31,
	2009	2008
Trademarks (life of 11 to 25 years)	$17,222	$16,508
Exclusive cooperation agreements (life of 20 years)	13,632	13,632
Customer base (life of 5 to 10 years)	10,448	9,587
Patents (life of 10 years)	4,542	4,542
Technical know-how (life of 9 to 10 years)	17,029	15,168
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	8,092	6,671
Surveillance recording system (life of 5 years)	500	500
	73,178	68,321
Less: accumulated amortization	(15,483)	(11,408)
Intangible assets, net	$57,695	$56,913

The amortization expense for the three and six months ended June 30, 2009 and 2008 was $2,084, $4,081, $1,433 and $2,692, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2009 (for the remaining six months)	$4,370
2010	7,656
2011	6,206
2012	5,388
2013	4,946
Thereafter	29,129
Total	$57,695

11. NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of June 30, 2009 and December 31, 2008:

		June 30,	December 31,
		2009	2008
Bank loans		$45,304	$13,095
Less: current portion		(42,450)	(10,242)
Long-term portion		$2,854	$2,853

	Long-term	Short-term
	notes	notes	Total
2009 (for the remaining six months)	$2,928	$7,319	$10,247
2010	2,854	32,203	35,057
Total	$5,782	$39,522	$45,304

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11. NOTES PAYABLE (CONTINUED)

On June 15, 2009, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB20,000 (approximately $2,927) with an annual interest rate equal to 105% of benchmark lending rate (5.5755% as of June 30, 2009), with interest payable on the 20th of each month. The loan is due in September 2009. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On May 20, 2009, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $5,855) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in May 2010. The loan is guaranteed by the CEO of the Company, a subsidiary of the Company, and Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd.

On April 15, 2009, the Company entered into a loan agreement with Shanghai PuDong Development Bank. The Company borrowed RMB80,000 (approximately $11,710) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2010. The loan is collateralized by the properties of two subsidiaries.

On April 1, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,319) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of June 30, 2009), with interest payable on the 20th of each month. The loan is due in April 2010. The loan is guaranteed by the CEO of the Company, his wife, and subsidiaries of the Company, and is collateralized by the land use right of a subsidiary.

On March 27, 2009, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB 10,000 (approximately $1,464) with an annual interest rate equal to 5.59% and the interest is payable on the 20th of each month. The loan was due in July 2009. The loan was guaranteed by a subsidiary of the Company, and was collateralized by the buildings of the subsidiary. The loan was repaid in July 2009.

On February 25, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB 60,000 (approximately $8,783) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of June 30, 2009). The loan is due in February 2010 and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the land use right of a subsidiary. RMB 10,000 (approximately $1,464) was repaid in March 2009.

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

On November 17, 2008, the Company entered into a loan agreement with Industrial Bank. The Company borrowed RMB 20,000 (approximately $2,928) with an annual interest rate equal to 7.99% . The loan is due in November 2009 and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the assets of a subsidiary.

On August 28, 2008, the Company entered into a long term loan agreement with China Construction Bank. As of June 30, 2009 and December 31, 2008, the liability relating to this loan was RMB39,500 (approximately $5,782) and RMB 49,500 (approximately $7,243), respectively, consisting of a 2-year loan payable to the bank. This loan matures on August 27, 2010 with an annual interest equal to 105% of the one-to-three years benchmark lending rate (5.67% as of June 30, 2009). The interest rate is charged based on the change of one to three years benchmark lending rate quarterly, and the interest is payable on the 20th of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. RMB 10,000 (approximately $1,464) were repaid in April 2009.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12. OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

In February 2009, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10.5% on inventory financings. The Company borrowed RMB7,114 (approximately $1,041). The loans expire in February 2013, and payments are due at the end of each quarter.

In July 2008, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10% on inventory financings. The Company borrowed RMB53,492 (approximately $7,845). The loans expire in July 2011, and payments are due at the end of each quarter.

The Company paid $176, $364, $0 and $0 during the three and six months ended June 30, 2009 and 2008 of interest expense on the product financing arrangements, respectively.

The following is a summary of the Company’s obligations under product financing arrangements as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Obligation under finance leases	$6,283	$6,683
Less: current portion	(2,753)	(2,469)
Long-term portion	$3,530	$4,214

Estimated repayments for the next five years and thereafter are as follows:

2009 (for the remaining six months)	$1,649
2010	3,299
2011	1,765
2012	232
2013	174
Total	7,119
Less: amount representing interest	(836)
Net	$6,283

Approximately RMB8,788 (approximately $1,288) and RMB7,772 (approximately $1,140) of other costs directly associated with the product financing agreements are recorded as deferred financing costs in the balance sheet as of June 30, 2009 and December 31, 2008, respectively. The Company is amortizing these financing costs over the terms of the respective obligation. The amortization is recorded as interest expense, which was $103, $203, $0 and $0, respectively for the three and six months ended June 30, 2009 and 2008.

13. DEFERRED INCOME

Deferred income balances as of June 30, 2009 and December 31, 2008 were $1,016 and $1,207, respectively, and represented amounts invoiced but deferred as revenues as an estimated warranty reserve.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

14. CONVERTIBLE NOTES PAYABLE

On February 16, 2007, pursuant to a note purchase agreement and indenture with Citadel Equity Fund Ltd. (“Citadel”), the Company issued to Citadel $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “February Notes”). The terms of the February Notes indenture was subsequently amended on each of March 29, 2007 and April 24, 2007. The February Notes financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company had issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear an interest at 1% per annum. The net proceeds from the sales of the February Notes are and will be used for the Company’s working capital and acquisition plans.

Under the February Notes indenture, the February Notes are convertible by the holders thereof at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $18 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). On February 16, 2009, the conversion price was adjusted to $9 per share. If the February Notes are not converted before maturity, the February Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the February Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day variable weighted average price (“VWAP”) during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $30.0 per share of common stock, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis (the “February Notes 2010 Mandatory Conversion”). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $35.0 per share of common stock (the “February Notes 2011 Mandatory Conversion Trigger”) and the February Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the February Notes to convert all of the then-outstanding principal amount of the February Notes at the then applicable conversion price. If the February Notes 2011 Mandatory Conversion Trigger occurs and the February Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the February Notes to convert 50% of the then-outstanding principal amount of the February Notes at the then applicable conversion rate on a pro rata basis.

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

Under the April Notes indenture, the April Notes are convertible, by the holders thereof, at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $23.60 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). On February 16, 2009, the conversion price was adjusted to $9 per share. If the April Notes are not converted before maturity, the April Notes will be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the April Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest. In addition, if the 45-day VWAP during the one year period from February 16, 2009 to February 15, 2010 equals or is greater than $40.0 per share of common stock, the Company shall, within one trading day, force holders of the April Notes to convert 50% of the then-outstanding principal amount of the April Notes at the then applicable conversion rate on a pro rata basis (the “April Notes 2010 Mandatory Conversion”). If the 45-day VWAP during the one year period from February 16, 2010 to February 15, 2011 equals or is greater than $45.00 per share of common stock (the “April Notes 2011 Mandatory Conversion Trigger”) and the April Notes 2010 Mandatory Conversion had occurred, the Company shall, within one trading day, force holders of the April Notes to convert all of the then-outstanding principal amount of the April Notes at the then applicable conversion price. If the April Notes 2011 Mandatory Conversion Trigger occurs and the April Notes 2010 Mandatory Conversion had not occurred, the Company shall, within one trading day, force holders of the April Notes to convert 50% of the then-outstanding principal amount of the April Notes at the then applicable conversion rate on a pro rata basis.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

14. CONVERTIBLE NOTES PAYABLE (CONTINUED)

The February Notes and April Notes indentures, the notes purchase agreements and certain investor rights agreements between the Company and Citadel entered into in connection with the February Notes and April Notes financings contain various covenants that may limit the Company's discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there is a default, or if the Company does not maintain certain financial covenants or does not maintain borrowing availability in excess of certain pre-determined levels, the February Notes and the April Notes may be accelerated with the balance becoming due and payable immediately and the Company may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock. As of June 30, 2009 and December 31, 2008, the Company has complied with all the required covenants.

The Company has accreted $5,577, $10,952, $4,363 and $8,726 for the three and six months ended June 30, 2009 and 2008 respectively of the additional redemption amount related to the February Notes and April Notes. These amounts are included in interest expense.

Approximately $176 of legal fees and other costs directly associated with the issuance of the February Notes and April Notes are recorded as deferred financing costs in the balance sheet at June 30, 2009 and December 31, 2008. The Company is amortizing these financing costs over the terms of the February Notes and April Notes. During the three and six months ended June 30, 2009 and 2008, approximately $9, $18, $9 and $18 was amortized to interest expense, respectively.

15. ISSUANCE OF COMMON STOCK AND WARRANTS

On July 6, 2006, the Company entered into a definitive securities purchase agreement with certain accredited investors relating to the private placement of units, consisting of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock.

This securities purchase agreement was amended on July 30, 2006 and July 31, 2006 (as amended, the “Securities Purchase Agreement”). Closing thereunder occurred July 31, 2006. The purchase price of each unit was $3.50 and the exercise price for each whole warrant was set at $4.80. The warrants have a term of five years and include a cashless exercise feature which does not apply when there is an effective registration statement covering the shares underlying the warrants. In addition, the Company had granted a put right to all of the investors which would have allowed the investors to require the Company to repurchase all, but not less than all, of the securities issued pursuant to the Securities Purchase Agreement if the Company had failed to obtain the necessary governmental approvals to consummate the acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd. (“Cheng Feng”) on or before December 31, 2006. As such governmental approvals were obtained before December 31, 2006, the put right has terminated.

Pursuant to the Securities Purchase Agreement, the Company sold 4,634,592 units to certain accredited investors at $3.50 per unit for gross proceeds of $16,200.

Net proceeds to the Company from the sale of all of the units pursuant to the Securities Purchase Agreement were approximately $14,900. No warrants were exercised during the three and six months ended June 30, 2009 and 57,776 warrants were exercised at $4.80 per share during the six months ended June 30, 2008.

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commission for their services in connection with the private placement. During the three and six months ended June 30, 2009 and 2008, no warrants were exercised using the cashless exercise feature, respectively.

On July 23, 2008, the Company consummated a private placement transaction in which it issued 722,544 units to certain non-U.S. investors for an aggregate gross cash purchase price of $10,000 at a per unit price of $13.84. Net proceeds to the Company from this private placement were approximately $9,700. Each unit consists of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock. The Company issued warrants to purchase 144,509 shares of its common stock with an exercise price of $19.23. The warrants have a term of 3 years and include a cashless exercise feature. No warrants were exercised during the three and six months ended June 30, 2009.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15. ISSUANCE OF COMMON STOCK AND WARRANTS (CONTINUED)

A summary of the status of the Company’s warrants issued in 2008 and 2006 as described above, and the changes during the three months ended June 30, 2009 and 2008, is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Prices	Shares	Prices
Outstanding at April 1	174,515	$16.75	30,006	$4.80
Granted	--	--	--	--
Exercised	--	--	--	--
Outstanding at June 30	174,515	16.75	30,006	4.80
Warrants exercisable at June 30	174,515	$16.75	30,006	$4.80

A summary of the status of the Company’s warrants issued in 2008 and 2006 as described above, and the changes during the six months ended June 30, 2009 and 2008, is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Prices	Shares	Prices
Outstanding at January 1	174,515	$16.75	87,782	$4.80
Granted	--	--	--	--
Exercised	--	--	(57,776)	(4.80)
Outstanding at June 30	174,515	16.75	30,006	4.80
Warrants exercisable at June 30	174,515	$16.75	30,006	$4.80

16. EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which was amended in February 2008 (the “Plan”). The Plan has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan are 8,000,000 shares of common stock. During the three and six months ended June 30, 2009 and 2008, 505,000, 924,818, 317,501 and 499,001 shares of restricted stock were granted and the shares issued vest over a four or five year period. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and six months ended June 30, 2009 and 2008, the Company has recognized $4,358, $8,576, $3,108 and $6,066 of compensation expense under the Plan, respectively. As of June 30, 2009 and December 31, 2008, there was $47,911 and $52,616 of unrecognized compensation expense related to the nonvested restricted stock, respectively. This cost is expected to be recognized over a four to five-year period.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16. EQUITY INCENTIVE PLAN (CONTINUED)

The following table summarizes the status of the Company’s nonvested restricted stock awards during the three months ended June 30, 2009 and 2008:

	Nonvested Restricted Stock and		Nonvested Restricted Stock and
	Stock Unit Awards		Stock Unit Awards
	2009		2008
		Weighted		Weighted
		Average Grant		Average Grant
	Number of Shares	Date Fair Values	Number of Shares	Date Fair Values
Outstanding at April 1	4,491,537	$11.32	2,225,216	$17.27
Granted	505,000	3.69	317,501	16.10
Vested	(383,714)	(11.36)	(184,244)	(16.84)
Forfeited	(30,888)	(11.55)	(5,333)	(14.09)
Outstanding at June 30	4,581,935	$10.46	2,353,140	$17.15

The following table summarizes the status of the Company’s nonvested restricted stock awards during the six months ended June 30, 2009 and 2008:

	Nonvested Restricted Stock and		Nonvested Restricted Stock and
	Stock Unit Awards		Stock Unit Awards
	2009		2008
		Weighted		Weighted
		Average Grant		Average Grant
	Number of Shares	Date Fair Values	Number of Shares	Date Fair Values
Outstanding at January 1	4,415,292	$11.92	2,241,471	$17.39
Granted	924,818	3.90	499,001	15.56
Vested	(727,287)	(11.78)	(359,487)	(16.85)
Forfeited	(30,888)	(11.55)	(27,845)	(12.37)
Outstanding at June 30	4,581,935	$10.46	2,353,140	$17.15

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

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17. CONSOLIDATED SEGMENT DATA (CONTINUED)

Selected information in the segment structure is presented in the following tables for the three and six months ended June 30, 2009 and 2008:

Revenues by segment for the three months ended June 30, 2009 and 2008 are as follows:

Revenues (1)	2009	2008
Installation segment	$108,133	$62,151
Manufacturing segment	20,492	20,363
Distribution segment	13,290	10,226
	$141,915	$92,740

Revenues by segment for the six months ended June 30, 2009 and 2008 are as follows:

Revenues (1)	2009	2008
Installation segment	$183,053	$121,691
Manufacturing segment	35,802	28,491
Distribution segment	19,476	14,335
	$238,331	$164,517

(1) Revenues by operating segments exclude intercompany transactions.

Income by segment for the three months ended June 30, 2009 and 2008 is as follows:

Income from operations:	2009	2008
Installation segment	$19,123	$17,545
Manufacturing segment	(173)	2,165
Distribution segment	(172)	(203)
Corporate and others (1)	(6,206)	(5,256)
Income from operations	12,572	14,251
Corporate other income	1,000	367
Corporate interest income	57	51
Corporate interest expense	(6,580)	(4,786)
Income before income taxes	7,049	9,883
Income taxes	(551)	(2,153)
Net income	$6,498	$7,730

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17. CONSOLIDATED SEGMENT DATA (CONTINUED)

Income by segment for the six months ended June 30, 2009 and 2008 is as follows:

Income from operations:	2009	2008
Installation segment	$33,121	$32,519
Manufacturing segment	(631)	3,252
Distribution segment	(548)	387
Corporate and others (1)	(11,387)	(10,772)
Income from operations	20,555	25,386
Corporate interest income	86	106
Corporate interest expense	(12,617)	(9,649)
Corporate other income	1,229	687
Income before income taxes	9,253	16,530
Income taxes	(753)	(4,329)
Net income	$8,500	$12,201

(1) Includes non-cash employee compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the three months ended June 30, 2009 and 2008 is as follows:

Non-cash employee compensation:	2009	2008
Installation segment	$506	$468
Manufacturing segment	730	620
Distribution segment	351	345
Corporate and others	2,771	1,675
	$4,358	$3,108

Non-cash employee compensation by segment for the six months ended June 30, 2009 and 2008 is as follows:

Non-cash employee compensation:	2009	2008
Installation segment	$1,014	$904
Manufacturing segment	1,465	1,178
Distribution segment	703	692
Corporate and others	5,394	3,292
	$8,576	$6,066

Total assets by segment at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
Total assets:	2009	2008
Installation segment	$382,590	$297,276
Manufacturing segment	196,231	188,120
Distribution segment	39,195	41,595
Corporate and others (1)	50,317	47,225
	$668,333	$574,216
(1) Includes deposit paid for acquisition of subsidiaries, properties and intangible assets.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17. CONSOLIDATED SEGMENT DATA (CONTINUED)

Goodwill by segment as of June 30, 2009 and December 31, 2008, is as follows:

	June 30,	December 31,
Goodwill	2009	2008
Installation segment	$9,902	$9,902
Manufacturing segment	53,651	51,338
Distribution segment	11,976	11,976
	$75,529	$73,216

Depreciation and amortization by segment for the three months ended June 30, 2009 and 2008 are as follows:

Depreciation and amortization:	2009	2008
Installation segment	$1,179	$811
Manufacturing segment	1,477	1,079
Distribution segment	350	403
Corporate and others	142	40
	$3,148	$2,333

Depreciation and amortization by segment for the six months ended June 30, 2009 and 2008 are as follows:

Depreciation and amortization:	2009	2008
Installation segment	$2,316	$1,678
Manufacturing segment	2,930	1,693
Distribution segment	707	704
Corporate and others	258	158
	$6,211	$4,233

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, our future operating results, our expectations regarding the market for surveillance and safety products, our expectations regarding the continued growth of the surveillance and safety market, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause our actual results to differ materially from those anticipated, expressed or implied in the forward-looking statements. These risks and uncertainties include, but not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities Exchange Commission (the “SEC”). The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

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

Overview of Our Business

China Security & Surveillance Technology, Inc. is a Delaware holding company whose China-based operating subsidiaries are primarily engaged in manufacturing, distributing, installing and servicing surveillance and safety products and systems and developing surveillance and safety related software in China. Our customers are mainly comprised of (i) commercial entities (including airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues) and (ii) governmental entities (including customs agencies, courts, public security bureaus and prisons). These account for approximately 58% and 42% of our revenues for the three months ended June 30, 2009, respectively.

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

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second fiscal quarter of 2009 and growth in our revenues, but our net income decreased primarily as a result of the increased non-cash expenses. The surveillance and safety product market in China continued to expand in the second quarter of 2009, due in part to several programs and regulatory drivers initiated by the Chinese government in 2006 and the 2008 economic stimulus package. In 2006, the Chinese government promulgated State Ordinance 458 and the Safe City program, which requires many public places to install security systems, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques. The ongoing installation of these security systems as required by applicable Chinese law is being conducted by the affected constituents. In November 2008, the Chinese government announced an economic stimulus package to invest RMB 4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. In addition, the economic development in China and the fact that the population in China in general is becoming relatively wealthier also contributed to increased demand for surveillance and safety products within various industries and organizations, such as residential estates, factories and shopping centers. Our second fiscal quarter financial results also benefit from the consolidation of Jin Lin and DIT which were acquired in the third and fourth quarter of 2008 and from the consolidation of Coson which was acquired in the first quarter of 2009. Jin Lin, DIT and Coson each contributed approximately $0.37 million, $2.52 million and $1.06 million revenues in the second quarter of 2009, accounting for approximately 0.3%, 1.8% and 0.7% of the total revenues of such period, respectively.

The following are some financial highlights for the second quarter of 2009:

  Revenues: Revenues increased $49.18 million, or 53.0%, to $141.92 million for the second quarter of 2009, from $92.74 million for the same quarter of last year.

  Gross margin: Gross margin was 21.9% for the second quarter of 2009, compared to 32.8% for the same period in 2008.

  Income from operations: Income from operations decreased $1.68 million, or 11.8%, to $12.57 million for the second quarter of 2009, from $14.25 million for the same period last year.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 8.9% for the second quarter of 2009, compared to 15.4% during the same period in 2008.

  Net income attributable to the Company: Net income attributable to the Company decreased $1.24 million, or 16.0%, to $6.50 million for the second quarter of 2009, from $7.74 million for the same period of last year.

  Net margin: Net margin (the ratio of net income attributable to the Company to revenues, expressed as a percentage) was 4.6% for the second quarter of 2009, compared to 8.3% for the same period in 2008.

  Fully diluted net income per share: Fully diluted net income per share was $0.13 for the second quarter of 2009, as compared to $0.17 for the same period last year.

  Non-cash expenses: Non-cash expenses included (i) the redemption accretion on convertible notes of $5.58 million for the second quarter of 2009, as compared to $4.36 million for the same period last year, (ii) depreciation and amortization of $3.15 million for the second quarter of 2009, as compared to $2.33 million for the same period last year, and (iii) non-cash employee compensation expense of $4.36 million for the second quarter of 2009, as compared to $3.11 million for the same period last year. Total non-cash expenses are $13.09 million for the second quarter of 2009, an increase of $3.29 million, or 33.6%, from $9.80 million for the same period last year.

Our net income attributable to the Company for the three months ended June 30, 2009 and 2008 was $6.50 million and $7.74 million, respectively. Our net income attributable to the Company for the six months ended June 30, 2009 and 2008 was $8.51 million and $12.23 million, respectively. Our net income was materially impacted by depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation recognized pursuant to SFAS No. 123 (R) and redemption accretion on convertible notes. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation and redemption accretion on convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash expenses during the three months ended June 30, 2009 and 2008.

All amounts in millions of U.S. dollars

	Three Months Ended June 30,
Non-cash expenses	2009	2008	Increase
Depreciation and amortization	$2.91	$2.13	0.78
Depreciation and amortization (included in cost of goods sold)	0.24	0.20	0.04
Non-cash employee compensation	4.36	3.11	1.25
Redemption accretion on convertible notes	5.58	4.36	1.22
Total	$13.09	$9.80	3.29

The following table summarizes the Company’s non-cash expenses during the six months ended June 30, 2009 and 2008:

All amounts in millions of U.S. dollars

	Six Months Ended June 30,
Non-cash expenses	2009	2008	Increase
Depreciation and amortization	$5.73	$3.95	1.78
Depreciation and amortization (included in cost of goods sold)	0.48	0.29	0.19
Non-cash employee compensation	8.58	6.07	2.51
Redemption accretion on convertible notes	10.95	8.73	2.22
Total	$25.74	$19.04	6.70

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in millions of U.S. dollars and as a percentage of revenues.

All amounts, other than percentages, in millions of U.S. dollars

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
Revenues	$141.92	100.0%	$92.74	100.0%	$238.33	100.0%	$164.52	100.0%
Cost of goods sold (including depreciation and amortization for the three and six months ended June 30, 2009 and 2008 of $0.24, $0.48, $0.20 and $0.29, respectively)	(110.90)	78.1%	(62.28)	67.2%	(182.29)	76.5%	(111.81)	68.0%
Gross profit	31.02	21.9%	30.46	32.8%	56.04	23.5%	52.71	32.0%
Selling and marketing	(3.03)	2.1%	(2.99)	3.2%	(5.75)	2.4%	(5.13)	3.1%
General and administrative	(8.15)	5.7%	(7.98)	8.6%	(15.43)	6.5%	(12.18)	7.4%
Non-cash employee compensation	(4.36)	3.1%	(3.11)	3.4%	(8.58)	3.6%	(6.07)	3.7%
Depreciation and amortization	(2.91)	2.1%	(2.13)	2.3%	(5.73)	2.4%	(3.95)	2.4%
Income from operations	12.57	8.9%	14.25	15.4%	20.55	8.6%	25.38	15.4%
Other income	1.06	0.7%	0.42	0.5%	1.33	0.6%	0.83	0.5%
Interest expense, Cash	(1.00)	0.7%	(0.42)	0.5%	(1.67)	0.7%	(0.92)	0.6%
Redemption accretion on convertible notes	(5.58)	3.9%	(4.36)	4.7%	(10.95)	4.6%	(8.73)	5.3%
Income before income taxes	7.05	5.0%	9.89	10.7%	9.26	3.9%	16.56	10.0%
Income taxes	(0.55)	0.4%	(2.15)	2.3%	(0.75)	0.3%	(4.33)	2.6%
Net income attributable to the Company	$6.50	4.6%	$7.74	8.3%	$8.51	3.6%	$12.23	7.4%

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues

Our revenues are generated from system installations and manufacturing and distribution of surveillance and safety products. During the second quarter of 2009, we experienced solid growth in revenues. Revenues increased $49.18 million, or 53.0%, to $141.92 million for the three months ended June 30, 2009 from $92.74 million for the three months ended June 30, 2008. The increase in revenues was mainly attributable to growth in the surveillance and safety market in China, the increased market demand for our products, our increased brand recognition and the acquisition of three companies in the second half of 2008 and the first quarter of 2009. Our strategic efforts to increase our distribution channels during 2008 and sufficient working capital from our recent fundraising activities with local Chinese banks also should allow us to successfully take advantage of the growth in market demand in the future.

After the acquisition of Coson closed in January 2009, we consolidated the financial results of Coson in the second quarter of 2009, which contributed $1.06 million to revenues in the second quarter of 2009. After Stonesonic, Longhorn and Guanling became our wholly owned subsidiaries, we consolidated the financial results of Stonesonic, Longhorn and Guanling beginning in the second quarter of 2008. We consolidated the financial results of Jin Lin and DIT from the third and fourth quarters of 2008, respectively. These five companies collectively contributed $13.54 million to our revenues in the second quarter of 2009 and $8.49 million in the first quarter of 2009. As the acquisitions of Hongtianzhi, HiEasy, Minking and Tsingvision have surpassed the one year anniversary, we have included these revenues in our organic growth since the third and fourth quarter of 2008.

The following table shows the revenues recognized in the second quarter of 2009:

(In millions of U.S. dollars)

Revenues from the Installation Segment recognized from installation contracts signed before March 31, 2009	$55.49
Revenues from the Installation Segment recognized from installation contracts signed in the second quarter of 2009	$52.65
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed before March 31, 2009	$2.15
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in the second quarter of 2009	$18.34
Revenues from the Distribution Segment recognized from distribution contracts signed before March 31, 2009	$0.56
Revenues from the Distribution Segment recognized from distribution contracts signed in the second quarter of 2009	$12.73
Total revenues recognized in the second quarter of 2009	$141.92
Revenues deferred	$1.02
Backlog of contracts for system installation and manufacturing of surveillance and safety products signed before June 30, 2009 (1)	$74.25

(1) We have conservatively not included letters of intent, framework agreements and various other agreements in our backlog numbers as they are subject to final binding agreements to be entered into at later dates.

Our revenues are generated from three business segments: Installation Segment, Manufacturing Segment and Distribution Segment.

The following table shows the different segments comprising our total revenues for the three months ended June 30, 2009 and 2008.

All amounts, except percentage of revenues, in millions of U.S. dollars

	Three months ended June 30,
Revenues	2009		2008
Installation Segment	$108.14	76.2%	$62.15	67.0%
Manufacturing Segment	20.49	14.4%	20.36	22.0%
Distribution Segment	13.29	9.4%	10.23	11.0%
Total	$141.92	100.0%	$92.74	100.0%

For the three months ended June 30, 2009 and 2008, our Installation Segment generated revenues of $108.14 million and $62.15 million which represented 76.2% and 67.0% of our total revenues, respectively. Such increase in revenues was mainly due to the following factors: First, demand for surveillance and safety products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers. Second, the Chinese government initiated several programs and regulatory drivers during 2006, such as State Ordinance 458 and the “3111” program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, in November 2008, the Chinese government announced an economic stimulus package to invest RMB 4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. Fourth, our strategic efforts to increase our distribution channels in 2008 allowed us to successfully take advantage of the growth in market demand in the second quarter of 2009. Fifth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition also contributed to the growth in sales revenue.

For the three months ended June 30, 2009 and 2008, our Manufacturing Segment generated revenues of $20.49 million and $20.36 million, representing 14.4% and 22.0% of our total revenues, respectively. For the three months ended June 30, 2009 and 2008, our Distribution Segment generated revenues of $13.29 million and $10.23 million, representing 9.4% and 11.0% of our total revenues. Management believes that revenues from the installation projects will continue to be the Company’s major revenue source in the next few years. With the acquisitions of 2008 and 2009 and other planned acquisitions, management believes that the percentage of revenues from the Manufacturing Segment and the Distribution Segment will increase in the future.

Management expects growth in all three segments to remain strong in the remainder of 2009 due to (i) continued growth in the surveillance and safety market both within the corporate and government sectors, (ii) better capitalization of the Company to fuel its growth, (iii) continued enhancement of our brand and profile in China, and (iv) acquisition strategy intended to boost our market share and competitiveness.

Cost of goods sold

Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the second quarter of 2009 increased by $48.62 million, or 78.1%, to $110.90 million, as compared to $62.28 million for the same period last year. The increase was mainly due to the reasons as described below.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $0.56 million, or 1.8%, to $31.02 million for the three months ended June 30, 2009, from $30.46 million for the same period last year. Gross margin for the three months ended June 30, 2009 was 21.9%, as compared to 32.8% for the same period of 2008. The decrease in our gross margin was primarily driven by the decrease of selling price due to the market competition and declining margins from smaller scale projects.

The following table shows the different segment components comprising our gross profit margin over the three months ended June 30, 2009 and 2008.

	Three months ended June 30,
Gross Margin	2009	2008
Installation Segment	21.5%	34.0%
Manufacturing Segment	27.8%	35.0%
Distribution Segment	15.4%	21.6%
Total	21.9%	32.8%

For the three months ended June 30, 2009, gross margins of the Installation Segment, Manufacturing Segment and Distribution Segment were approximately 21.5%, 27.8% and 15.4%, respectively, compared to 34.0%, 35.0% and 21.6% for the same period last year. Gross margins of the Installation Segment decreased due to the declining margins from smaller scale projects. This was mainly due to our efforts in maintaining market share and expansion of customer base. Also, gross margin for the Manufacturing Segment decreased to 27.8% for the three months ended June 30, 2009 from 35.0% for the same period last year. This decrease was primarily driven by the decrease of selling prices. Gross margin for the Distribution Segment decreased to 15.4% for the three months ended June 30, 2009 from 21.6% for the same period last year primarily due to a decrease of selling prices due to market competition.

Selling and marketing expenses

Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses increased $0.04 million, or 1.3%, to $3.03 million for the three months ended June 30, 2009 from $2.99 million for the same period in 2008. This dollar increase was primarily attributable to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses decreased to 2.1% for the three months ended June 30, 2009 from 3.2% for the same period in 2008. The slight percentage decrease was due to the cost efficiency.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operation. Our general and administrative expenses increased $0.17 million, or 2.1%, to $8.15 million for the three months ended June 30, 2009 from $7.98 million of the same period in 2008. As a percentage of revenues, general and administrative expenses decreased to 5.7% for the three months ended June 30, 2009 from 8.6% for the same period in 2008. The percentage decrease was mainly due to the cost efficiency.

Non-cash employee compensation

Effective February 7, 2007, our board of directors adopted our 2007 Equity Incentive Plan (the “Plan”). The Plan was subsequently amended and approved by the Company's stockholders in February 2008. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of our common stock may be issued under the Plan. During the three months ended June 30, 2009, we granted an aggregate of 505,000 shares of restricted stock pursuant to the Plan to our employees and consultants. These shares will vest with respect to each of the employees and consultants over a period of four years.

All amounts, except percentage of non-cash compensation, in millions of U.S. dollars

	Three months ended June 30,
Non-cash employee compensation	2009		2008
Installation Segment	$0.51	11.7%	$0.46	14.8%
Manufacturing Segment	0.73	16.7%	0.62	19.9%
Distribution Segment	0.35	8.0%	0.35	11.3%
Corporate and others	2.77	63.6%	1.68	54.0%
Total	$4.36	100.0%	$3.11	100.0%

Non-cash employee compensation for the three months ended June 30, 2009 increased to $4.36 million from $3.11 million for the same period in 2008, primarily as a result of grants to employees and consultants made under the Plan.

Depreciation and amortization

Our depreciation and amortization costs increased $0.82 million, or 35.2%, to $3.15 million (including $0.24 million depreciation and amortization costs included under cost of goods sold) for the three months ended June 30, 2009 from $2.33 million for the same period in 2008. As a percentage of revenues, depreciation and amortization expenses decreased to 2.2% for the three months ended June 30, 2009 from 2.5% for the same period in 2008. This dollar increase was primarily due to the amortization of intangible assets from the acquisition of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson. The amortization of intangible assets increased as a result of these acquisitions.

Income from operations

Our income from operations decreased $1.68 million, or 11.8%, to $12.57 million for the three months ended June 30, 2009 as compared to $14.25 million for the same period in 2008. As a percentage of revenues, income from operations decreased to 8.9% for the three months ended June 30, 2009 from 15.4% for the same period in 2008. This percentage decrease was primarily due to the decrease of our gross margin and the increase of our selling and marketing expenses, general and administrative expenses and non-cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the three months ended June 30, 2009 and 2008.

All amounts, except percentage of income from operations, in millions of U.S. dollars

	Three months ended June 30,
Income from operations	2009		2008
Installation Segment	$19.12	152.1%	$17.55	123.2%
Manufacturing Segment	(0.17)	-1.3%	2.17	15.2%
Distribution Segment	(0.17)	-1.3%	(0.20)	-1.4%
Corporate and others	(6.21)	-49.5%	(5.27)	-37.0%
Total	$12.57	100.0%	$14.25	100.0%

Income from operations related to the Installation Segment increased 8.9%, or $1.57 million, to $19.12 million for the three months ended June 30, 2009, compared to $17.55 million for the same period in 2008. Such increase was mainly due to higher demand of total one-stop-shop installations from customers. We finished more projects than we planned in the second quarter of 2009.

Loss from operations related to the Manufacturing Segment was $0.17 million for the three months ended June 30, 2009, compared to operating income of $2.17 million for the same period in 2008. Our acquisitions in the second quarter of 2008 greatly increased our sales of manufactured products. However, during the three months ended June 30, 2009, our Manufacturing Segment hired additional staff to meet the anticipated growth of the Manufacturing Segment which, together with the increased non-cash expenses, more than offset the growth in revenues. We expect that the Manufacturing Segment’s margin will increase as we integrate the recently completed acquisitions which will allow us to further benefit from economies of scale.

Loss from operations related to the Distribution Segment was $0.17 million for the three months ended June 30, 2009, compared to the operating loss of $0.20 million for the same period in 2008.

Loss from operations related to the Corporate and others increased 17.8%, or $0.94 million, to $6.21 million for the three months ended June 30, 2009, compared to $5.27 million for the same period in 2008. This increase was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company.

Other income

Our other income increased $0.64 million, or 152.4%, to $1.06 million for the three months ended June 30, 2009 from $0.42 million for the same period in 2008. As a percentage of revenues, other income increased to 0.7% for the three months ended June 30, 2009 from 0.5% for the same period in 2008. The dollar and percentage increase was mainly due to a one-time subsidy received from the local government.

Interest expense (excluding redemption accretion on convertible notes)

The increase in interest expense was primarily due to the increase in the outstanding balances of our bank loans and obligations under product financing arrangements for our operations. During the second quarter of 2009, we borrowed funds under 7 short-term and 1 long-term loans from local Chinese banks and incurred a total interest expense of $1.00 million. For the convertible notes, we paid $0.28 million interest during the three months ended June 30, 2009.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the three months ended June 30, 2009 was $5.58 million, as compared to $4.36 million for the same period in 2008. We raised $110 million from the issuance of convertible notes in February and April 2007 to finance our acquisitions. The redemption accretion on convertible notes will not be repaid if the convertible notes are converted into shares of our common stock before their respective maturities.

Income before taxes

Our income before taxes decreased $2.84 million, or 28.7%, to $7.05 million for the three months ended June 30, 2009 from $9.89 million for the same period in 2008. As a percentage of revenues, income before taxes decreased to 5.0% from 10.7% for the same period in 2008. Such percentage decrease was primarily due to increased non-cash expenses, including the redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income during the three months ended June 30, 2009.

Our wholly owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Before January 1, 2008, foreign invested enterprises (“FIEs”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiary, Golden, and certain high-technology companies were subject to a reduced tax rate. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the EIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these changes, the EIT Law gives the Old FIEs a five-year grandfathering period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfathering period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate within 5 years until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to remain to enjoy their preference until these holidays expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on any organization's business, fiscal condition and current operations in China.

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

Our subsidiary, Golden, is subject to an EIT rate of 15% for the fiscal year 2009. Hongtianzhi is located in Shenzhen and its 2009 EIT rate is 20% because it receives a lower tax rate as a high-technology company. HiEasy, Minking, and Stonesonic are each subject to an EIT rate of 15% in 2009 due to their high-technology or software company status. Longhorn is located in Shenzhen and its 2009 EIT rate is 10% because it receives a lower tax rate as a high-technology company. Coson and Zhuhai DIT Digital Technology Limited are subject to an EIT rate of 20% in 2009 due to their high-technology company status. Cheng Feng and Tsingvision are subject to an EIT rate of 12.5% in 2009 due to their software company status. Guanling is subject to an EIT rate of 25% in 2009. CSST PRC and Jin Lin are exempted from EIT in 2009.

Our income taxes decreased $1.60 million to $0.55 million for the three months ended June 30, 2009 from $2.15 million for the same period of 2008. We fully utilized the tax exemption for our subsidiaries, CSST PRC, which was incorporated in 2006, and Jin Lin, which became our subsidiary in 2008.

Net income attributable to the Company

Net income attributable to the Company decreased $1.24 million, or 16.0%, to $6.50 million for the three months ended June 30, 2009 from $7.74 million for the same period in 2008. As a percentage of revenues, net income attributable to the Company decreased to 4.6% for the three months ended June 30, 2009 from 8.3% for the same period in 2008. This percentage decrease was mainly due to the increase of non-cash expenses, including the redemption accretion on our convertible notes, depreciation and amortization and non-cash employee compensation as discussed above.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenue

During the six months ended June 30, 2009, we experienced solid growth in revenues. The following table shows the different segments comprising our total revenues for the six months ended June 30, 2009 and 2008.

All amounts, except percentage of revenues, in millions of U.S. dollars

	Six months ended June 30,
Revenues	2009		2008
Installation Segment	183.05	76.8%	121.69	74.0%
Manufacturing Segment	35.80	15.0%	28.49	17.3%
Distribution Segment	19.48	8.2%	14.34	8.7%
Total	238.33	100.0%	164.52	100.0%

For the six months ended June 30, 2009 and 2008, our Installation Segment generated revenues of $183.05 million and $121.69 million which represented 76.8% and 74.0% of our total revenues, respectively. The increase in revenues was mainly due to the following factors: First, demand for surveillance and safety products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers. Second, the Chinese government initiated several programs and regulatory drivers during 2006, such as State Ordinance 458 and the "3111" program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install surveillance and safety systems. Third, in November 2008, the Chinese government announced an economic stimulus package to invest RMB 4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. Fourth, our strategic efforts to increase our distribution channels in 2008 allowed us to successfully take advantage of the growth in market demand in the first six months of 2009. Fifth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition in 2008 and 2009 also contributed to the growth in sales revenue.

For the six months ended June 30, 2009 and 2008, our Manufacturing Segment generated revenues of $35.80 million and $28.49 million, representing 15.0% and 17.3% of our total revenues, respectively. The dollar increase in revenues was mainly attributed to the acquisition of Stonesonic, Longhorn, DIT and Coson.

In the first six months of 2009, our Distribution Segment generated revenues of $19.48 million, representing 8.2% of our total revenues for the six months ended June 30, 2009, as compared to $14.34 million for the same period last year. Such increase was mainly due to a decrease of selling prices due to market competition.

Cost of goods sold

Cost of goods sold for the six months ended June 30, 2009 increased by $70.48 million, or 63.0%, to $182.29 million, as compared to $111.81 million for the same period last year. The increase was primarily due to the reasons described below.

Gross profit and gross margin

Our gross profit increased $3.33 million, or 6.3%, to $56.04 million for the six months ended June 30, 2009, from $52.71 million for the same period last year. Gross margin for the six months ended June 30, 2009 was 23.5%, as compared to 32.0% for the same period of 2008. The decrease in our gross margin was primarily driven by the decrease of selling price and declining margins from smaller scale projects resulting primarily from our efforts in maintaining market share and expansion of customer base.

The following table shows the different segment components comprising our gross profit margin over the six months ended June 30, 2009 and 2008.

	Six months ended June 30,
Gross Margin	2009	2008
Installation Segment	23.3%	31.9%
Manufacturing Segment	27.7%	35.2%
Distribution Segment	18.0%	26.8%
Total	23.5%	32.0%

For the six months ended June 30, 2009, gross margins for the Installation Segment, Manufacturing Segment and Distribution Segment were approximately 23.3%, 27.7% and 18.0%, respectively, compared to 31.9%, 35.2% and 26.8% for the same period last year.

Selling and marketing expenses

Our selling and marketing expenses increased $0.62 million, or 12.1%, to $5.75 million for the six months ended June 30, 2009 from $5.13 million for the same period in 2008. This dollar increase was primarily attributable to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses decreased to 2.4% for the six months ended June 30, 2009 from 3.1% for the same period in 2008. The percentage decrease was mainly due to the cost saving.

General and administrative expenses

Our general and administrative expenses increased $3.25 million, or 26.7%, to $15.43 million for the six months ended June 30, 2009 from $12.18 million of the same period in 2008. As a percentage of revenues, general and administrative expenses decreased to 6.5% for the six months ended June 30, 2009 from 7.4% for the same period in 2008. The dollar increase was mainly due to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson, the hiring of additional staff, the increased costs in connection with improving our internal controls and professional expenses of the newly acquired subsidiaries when they became part of a public reporting company.

Non-cash employee compensation

All amounts, except percentage of non-cash compensation, in millions of U.S. dollars

	Six months ended June 30,
Non-cash employee compensation	2009		2008
Installation Segment	$1.02	11.9%	$0.91	15.0%
Manufacturing Segment	1.47	17.1%	1.18	19.4%
Distribution Segment	0.70	8.2%	0.69	11.4%
Corporate and others	5.39	62.8%	3.29	54.2%
Total	$8.58	100.0%	$6.07	100.0%

During the six months ended June 30, 2009, we granted an aggregate of 924,818 shares of restricted stock pursuant to the Plan to our employees, directors and consultants. These shares will vest with respect to each of the employees and consultants over a period of four to five years.

Non-cash employee compensation for the six months ended June 30, 2009 increased to $8.58 million from $6.07 million for the same period in 2008, primarily because we granted more shares of restricted stock under the Plan in the first six months of 2009.

Depreciation and amortization

Our depreciation and amortization costs increased $1.97 million, or 46.5%, to $6.21 million (including $0.48 million depreciation and amortization costs included under cost of goods sold) for the six months ended June 30, 2009 from $4.24 million for the same period in 2008. As a percentage of revenues, depreciation and amortization expenses remained at 2.6% for the six months ended June 30, 2009. This dollar increase was primarily due to the amortization of intangible assets from the acquisition of Tsingvision, Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson, and the establishment of an exclusive cooperation relationship with DM. The amortization of intangible assets increased as a result of these acquisitions.

Income from operations

Our income from operations decreased $4.83 million, or 19.0%, to $20.55 million for the six months ended June 30, 2009 as compared to $25.38 million for the same period in 2008. As a percentage of revenues, income from operations decreased to 8.6% for the six months ended June 30, 2009 from 15.4% for the same period in 2008. This percentage decrease was primarily due to the increase of our selling and marketing expenses, general and administrative expenses and non-cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the six months ended June 30, 2009 and 2008.

All amounts, except percentage of income from operations, in millions of U.S. dollars

	Six months ended June 30,
Income from operations	2009		2008
Installation Segment	$33.11	161.1%	$32.52	128.2%
Manufacturing Segment	(0.62)	-3.0%	3.25	12.8%
Distribution Segment	(0.55)	-2.7%	0.39	1.5%
Corporate and others	(11.39)	-55.4%	(10.78)	-42.5%
Total	$20.55	100.0%	$25.38	100.0%

Income from operations related to the Installation Segment increased 1.8%, or $0.59 million, to $33.11 million for the six months ended June 30, 2009, compared to $32.52 million for the same period in 2008. This increase was mainly due to higher demand of total one-stop-shop installations from customers. We finished more projects than we planned in the first six months of 2009.

Loss from operations related to the Manufacturing Segment was $0.62 million for the six months ended June 30, 2009, compared to income from operations of $3.25 million for the same period in 2008. This decrease was mainly due to the increased depreciation and amortization and non-cash compensation expenses for the employees of subsidiaries we acquired in the past.

Loss from operations related to the Distribution Segment was $0.55 million for the six months ended June 30, 2009, compared to income from operations of $0.39 million for the same period in 2008. This decrease was mainly due to the increased depreciation and amortization and non-cash compensation expenses for the employees of subsidiaries we acquired in the past.

Loss from operations related to Corporate and others increased 5.7%, or $0.61 million, to $11.39 million for the six months ended June 30, 2009, compared to $10.78 million for the same period in 2008. Such increase was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company.

Other income

Our other income increased $0.50 million, or 60.2%, to $1.33 million for the six months ended June 30, 2009 from $0.83 million for the same period in 2008. This increase was mainly due to a one-time subsidy received from local government. As a percentage of revenues, other income increased to 0.6% for the six months ended June 30, 2009 from 0.5% for the same period in 2008.

Interest expense (excluding redemption accretion on convertible notes)

We had 8 bank loans from local Chinese banks outstanding as of June 30, 2009. During the first half year of 2009, we incurred a total interest expense of $1.67 million, as compared to $0.92 million of the same period in 2008. For the convertible notes, we paid $0.55 million interest during the six months ended June 30, 2009.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the six months ended June 30, 2009 was $10.95 million, as compared to $8.73 million for the same period in 2008.

Income before taxes

Our income before taxes decreased $7.30 million, or 44.1%, to $9.26 million for the six months ended June 30, 2009 from $16.56 million for the same period in 2008. As a percentage of revenues, income before taxes decreased to 3.9% from 10.0% for the same period in 2008. Such percentage decrease was primarily due to increased non-cash expenses, including the redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation as discussed above.

Income taxes

Our income taxes decreased $3.58 million, or 82.7% to $0.75 million for the six months ended June 30, 2009 from $4.33 million for the same period of 2008. We fully utilized the tax exemption for our subsidiaries, CSST PRC, which was incorporated in 2006, and Jin Lin, which became our subsidiary in 2008.

Net income attributable to the Company

Net income attributable to the Company decreased $3.72 million, or 30.4%, to $8.51 million for the six months ended June 30, 2009 from $12.23 million for the same period in 2008. As a percentage of revenues, net income attributable to the Company decreased to 3.6% for the six months ended June 30, 2009 from 7.4% for the same period in 2008. This percentage decrease was mainly due to the increase of non-cash expenses, such as redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation.

Foreign Currency Translation Losses/Gains

Our operating subsidiaries are located in China. The operating subsidiaries purchase all products and render services in China, and receive payment from customers in China using RMB as the functional currency. We do not engage in currency hedging.

We incurred a foreign currency translation loss of $0.11 million for the six months ended June 30, 2009 as compared with the foreign currency translation gain of $15.43 million for the same period in 2008.

As we have done since China revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for fiscal quarter ended June 30, 2009 and 2008.

For the three months ended June 30, 2009, the exchange rates of 6.8316, 6.8297 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in a $0.16 million foreign currency translation loss in the second quarter of 2009. In the second quarter of 2008, the exchange rates of 7.019, 7.1034 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in $6.93 million foreign currency translation gain in this period.

Liquidity and Capital Resources

General

As of June 30, 2009, we had cash and cash equivalents of $89.47 million. The following table sets forth a summary of our net cash flows for the periods indicated.

CASH FLOW
(All amounts in millions of U.S. dollars)

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$17.76	$11.06
Net cash used in investing activities	$(7.44)	$(8.38)
Net cash provided by (used in) financing activities	$31.65	$(9.30)
Effect of exchange rate changes on cash	$(0.28)	$6.15
Net cash inflow (outflow)	$41.69	$(0.47)

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2009 totaled $17.76 million as compared to $11.06 million net cash provided by operating activities for the same period of 2008. The increase of net cash provided by operating activities in the six months ended June 30, 2009 was primarily due to decreases in inventories and increases in advances from customers.

Investing Activities

Our main uses of cash for investing activities during the first six months of 2009 were acquisitions of plant and equipment and deposits for the acquisition of subsidiaries.

Net cash used in investing activities for the six months ended June 30, 2009 was $7.44 million, which is a decrease of $0.94 million from net cash used in investing activities of $8.38 million in the same period of 2008. This decrease was primarily due to a one-time proceed we received from the disposal of land use rights and properties in 2008 and the decreased deposits for acquisitions of subsidiaries in the first half of 2009.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2009 totaled $31.65 million as compared to net cash used in financing activities of $9.30 million in the same period of 2008. The net cash provided by financing activities was mainly attributable to the additional bank loans raised in the first six months of 2009.

Loan Facilities

As of June 30, 2009, the amount, maturity date and duration of each of our bank loans were as follows:

All amounts in millions of U.S. dollars

Lender	Amount	Maturity Date	Duration
A Financial Institution	$0.81	February 2013	4 years
A Financial Institution	5.47	July 2011	3 years
China Construction Bank	5.78	August 2010	2 years
China Everbright Bank	5.86	May 2010	1 year
Shanghai PuDong Development Bank	11.71	April 2010	1 year
China Merchants Bank	7.32	April 2010	1 year
China Merchants Bank	7.32	February 2010	1 year
Industrial Bank	2.93	November 2009	1 year
Shenzhen Development Bank	2.93	September 2009	3 months
China Construction Bank	1.46	July 2009	4 months
Total	$51.59

On June 15, 2009, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB20 million (approximately $2.93 million) with an annual interest rate of 105% of benchmark lending rate (5.5755% as of June 30, 2009) and the interest is payable on the 20th of each month. The loan is due in September 2009. The loan is guaranteed by our CEO, two subsidiaries of the Company, and is collateralized by the building of one subsidiary.

On May 20, 2009, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40 million (approximately $5.86 million) with an annual interest rate of 5.31% and the interest is payable on the 20th of each month. The loan is due in May 2010. The loan is guaranteed by our CEO, one subsidiary of the Company, and Chuang Guan.

On April 15, 2009, we entered into a loan agreement with Shanghai PuDong Development Bank. We borrowed RMB80 million (approximately $11.71 million) with an annual interest rate of 5.31% and the interest is payable on the 20th of each month. The loan is due in April 2010. The loan is collateralized by the properties of two subsidiaries of the Company.

On April 1, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50 million (approximately $7.32 million) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of June 30, 2009) and the interest is payable on the 20th of each month. The loan is due in April 2010. The loan is guaranteed by our CEO, his wife and subsidiaries of the Company, and is collateralized by the land use right of a subsidiary.

On March 27, 2009, we entered into a loan agreement with China Construction Bank. The Company borrowed RMB10 million (approximately $1.46 million) with an annual interest rate of 5.59% and the interest is payable on the 20th of each month. The loan was due and repaid in July 2009. The loan was guaranteed by a subsidiary of the Company, and was collateralized by the buildings of the subsidiary.

In February 2009, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10.5% on inventory financings. The Company borrowed RMB 7.11 million (approximately $1.04 million), consisting of a 4-year loan payable to that financial institution. The loans expire in February 2013, and payments are due at the end of each quarter. As of June 30, 2009, the outstanding liability relating to this loan was RMB5.47 million (approximately $0.81 million).

On February 25, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB60 million (approximately $8.78 million) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of June 30, 2009) and the interest is payable at the 20th of each month. The loan is guaranteed by our CEO and our subsidiaries and is collateralized by the land use right of a subsidiary. The loan matures in February 2010 and RMB10 million (approximately $1.46 million) was repaid in March 2009. As of June 30, 2009, the outstanding liability relating to this loan was RMB50 million (approximately $7.32 million).

On November 17, 2008, we entered into a loan agreement with Industrial Bank under which we borrowed RMB20 million (approximately $2.93 million) with an annual interest rate of 7.99% . The loan matures in November 2009 and the interest is payable at the 20th of each month. The loan is guaranteed by our CEO and subsidiaries of the Company and is collateralized by the assets of a subsidiary.

On August 28, 2008, we entered into a long-term loan agreement with China Construction Bank. As of June 30, 2009, the outstanding liability relating to this loan was RMB39.5 million (approximately $5.78 million), consisting of a 2-year loan payable to the bank. This loan matures on August 27, 2010 with an annual interest rate equal to 105% of the one to three year benchmark lending rate of The People’s Bank of China (5.67% as of June 30, 2009). The interest rate is adjusted quarterly based on any changes to the one to three year benchmark lending rate, and the interest is payable at the 20th of each month. The loan agreement requires us to use the loan proceeds only for our operations. RMB 10 million (approximately $1.46 million) was repaid in April 2009.

In July 2008, we entered into product financing agreements with a financial institution pursuant to which we borrowed RMB53.49 million (approximately $7.85 million), consisting of a 3-year loan payable to that financial institution. These loans mature in July 2011. The interest is payable at the end of each quarter. As of June 30, 2009, the outstanding liability relating to this loan was RMB37.45 million (approximately $5.47 million).

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

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2009:

All amounts in millions of U.S. dollars

	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Debt Obligations	$206.72	$45.75	$6.67	$154.30	$--
Operating Lease Obligations	0.84	0.57	0.23	0.04	--
Total	$207.56	$46.32	$6.90	$154.34	$--

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141(R)”), which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS No.141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141(R)-1”), which amended certain provisions of SFAS No.141(R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. We adopted SFAS No.141(R) and FSP FAS No. 141(R)-1 on January 1, 2009. We accounted for its January 2009 business acquisition in accordance with these standards. See Note 3 to the financial statements for additional disclosure.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“SFAS No. 160”). SFAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS No.160 on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform with this standard.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP No.107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS No.107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP No.107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP No.107-1 did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for a discussion of the Company’s critical accounting policies.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year and our revenues of the first quarter were usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. All of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of June 30, 2009 and December 31, 2008 was $160.68 million and $150.41 million, respectively. A hypothetical 1.0% in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2009 would not have any material impact on our net income before provision for income taxes for the quarter. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, all of our consolidated revenues and significant portions of our consolidated operating costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 1% would decrease our comprehensive income by $0.16 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2009. As of June 30, 2009, our accumulated other comprehensive income was $29.06 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures”, as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2009, the Company held an annual meeting at which a majority of the Company’s shareholders elected five directors and approved the ratification of GHP Horwath, P.C. as the Company’s independent accountants for fiscal year 2009.

The following table sets forth the matters voted upon at the annual meeting and the results of the voting on each matter voted upon:

			Votes		Broker
Matter Voted Upon	Votes For	Withheld	Against	Abstentions	Non-Votes
Election of Guoshen Tu to the Company’s Board of Directors	36,950,937	1,166,339	0	0	0
Election of Terence Yap to the Company’s Board of Directors	36,736,963	1,380,313	0	0	0
Election of Peter Mak to the Company’s Board of Directors	35,294,089	2,823,187	0	0	0
Election of Runsen Li to the Company’s Board of Directors	36,742,813	1,374,463	0	0	0
Election of Robert Shiver to the Company’s Board of Directors	36,940,234	1,177,042	0	0	0
Approval of GHP Horwath, P.C. as the Company’s independent accountants for fiscal year 2009	37,015,100	0	932,633	169,541	2

Each of the above matters was approved by the stockholders at the annual meeting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 28, 2009

China Security & Surveillance Technology, Inc.

By:	/s/ Guoshen Tu
Guoshen Tu
Principal Executive Officer

By:	/s/ Terence Yap
Terence Yap
Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description
Number
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.