Form 10-Q
period 2009-09-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2009-10-28
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2009

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
Futian District, Shenzhen, 518034
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 755-8351-0888
(Registrant’s telephone number, including area code)

     _____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large Accelerated Filer	[ ]	Accelerated Filer	[X]
Non-Accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]             No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 26, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	67,861,729

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,983	$47,779
Accounts receivable, net	227,161	148,205
Inventories, net	95,510	117,042
Prepayments and deposits	6,577	7,280
Advances to suppliers	29,187	17,120
Other receivables	10,407	14,065
Deferred tax assets - current portion	--	32
Total current assets	469,825	351,523

Deposits for acquisition of subsidiaries, intangible assets and properties	6,360	7,855
Property, plant and equipment, net	75,806	74,523
Land use rights	7,750	7,675
Intangible assets	56,127	56,913
Contingently returnable acquisition consideration	1,176	1,176
Goodwill	75,529	73,216
Deferred financing cost	1,966	1,082
Deferred tax assets - non-current portion	233	253
TOTAL ASSETS	$694,772	$574,216
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Notes payable - short term	$42,466	$10,242
Obligation under product financing arrangements - short term	5,063	2,469
Convertible notes payable - short term	82,780	--
Accounts and bills payable	56,708	50,756
Accrued expenses	13,508	10,263
Advances from customers	35,242	28,621
Taxes payable	8,685	4,115
Payable for acquisition of businesses, properties and land use rights	6,843	11,915
Deferred income	1,334	1,207
Total current liabilities	252,629	119,588

LONG - TERM LIABILITIES
Notes payable - long term	--	2,853
Obligation under product financing arrangements - long term	7,882	4,214
Convertible notes payable - long term	43,470	143,342
Total liabilities	303,981	269,997

EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value; 290,000,000 shares authorized, 58,502,581 (September 30, 2009) and 49,142,592 (December 31, 2008) shares issued and outstanding	6	5
Additional paid-in capital	222,548	164,806
Retained earnings	139,924	109,405
Statutory reserves	804	804
Accumulated other comprehensive income	27,524	29,167
Total shareholders' equity of the Company	390,806	304,187
Noncontrolling interest	(15)	32
Total equity	390,791	304,219
TOTAL LIABILITIES AND EQUITY	$694,772	$574,216

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$159,820	$119,289	$398,151	$283,806
Cost of goods sold (including depreciation and amortization for the three and nine months ended September 30, 2009 and 2008 of $259, $738, $230 and $516, respectively)	124,484	87,280	306,773	199,085

Gross profit	35,336	32,009	91,378	84,721
Selling and marketing	3,102	3,376	8,850	8,509
General and administrative (including non-cash employee compensation for the three and nine months ended September 30, 2009 and 2008 of $4,743, $13,319, $3,596 and $9,662, respectively)	12,071	11,023	36,078	29,269
Depreciation and amortization	2,958	2,283	8,690	6,230

Income from operations	17,205	15,327	37,760	40,713
Interest income	41	65	127	171
Gain on modification of convertible notes	9,315	--	9,315	--
Interest expense	(5,175)	(5,949)	(17,792)	(15,598)
Other income, net	441	480	1,670	1,167

Income before income taxes	21,827	9,923	31,080	26,453
Income taxes	145	(775)	(608)	(5,104)

Net income	21,972	9,148	30,472	21,349
Add: Net loss attributable to the noncontrolling interest	33	--	47	31

Net income attributable to the Company	22,005	9,148	30,519	21,380
Foreign currency translation (loss) gain	(1,535)	4,402	(1,643)	19,832

Comprehensive income attributable to the Company	20,470	13,550	28,876	41,212
Comprehensive loss attributable to the noncontrolling interest	(33)	--	(47)	(31)

COMPREHENSIVE INCOME	$20,437	$13,550	$28,829	$41,181

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS
BASIC	$0.46	$0.20	$0.65	$0.49
DILUTED	$0.41	$0.20	$0.60	$0.48
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	48,352,451	45,655,617	46,636,198	44,003,994
DILUTED	53,487,010	46,151,827	50,972,401	44,615,552

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	The Company’s Shareholders
	Common Stock
					Accumulated
			Additional		Other
		Par	Paid-in	Retained	Comprehensive	Statutory	Noncontrolling	Total
	Shares	Value	Capital	Earnings	Income	Reserves	Interest	Equity
BALANCE AT JANUARY 1, 2009	49,142,592	$5	$164,806	$109,405	$29,167	$804	$32	$304,219
Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	1,920,430	--	13,319	--	--	--	--	13,319
Common stock issued for acquisition of DIT Industry (H.K.) Limited	139,573	--	906	--	--	--	--	906
Common stock issued for acquisition of Shenzhen Coson Electronic Co., Ltd.	341,228	--	1,669	--	--	--	--	1,669
Common stock issued to new investors	4,056,000	1	23,909	--	--	--	--	23,910
Common stock issued for settlement of convertible notes	2,902,758	--	17,939	--	--	--	--	17,939
Foreign currency translation loss	--	--	--	--	(1,643)	--	--	(1,643)
Net income (loss) for the period	--	--	--	30,519	--	--	(47)	30,472

BALANCE AT SEPTEMBER 30, 2009	58,502,581	$6	$222,548	$139,924	$27,524	$804	$(15)	$390,791

  See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,472	$21,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,428	6,746
Provision for doubtful accounts	1,587	345
Amortization of consultancy services	11	101
Amortization of deferred financing cost	333	102
Non-cash employee compensation	13,319	9,662
Redemption accretion and imputed interest on convertible notes and other	15,161	14,090
Gain on modification of convertible notes	(9,315)	--
Deferred taxes	52	104
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(79,061)	(60,155)
Related party receivables	--	373
Inventories	22,278	(31,933)
Prepayments and deposits	948	(2,233)
Advances to suppliers	(12,023)	(18,779)
Other receivables	3,960	(2,723)
Increase (decrease) in:
Accounts and bills payable, and accrued expenses	7,712	21,153
Advances from customers	6,587	12,543
Taxes payable	4,376	(1,375)
Deferred income	126	82
Net cash provided by (used in) operating activities	15,951	(30,548)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,520)	(13,877)
Additions to intangible assets	(1,932)	(1,651)
Additions to land use rights	(174)	(5,101)
Deposits paid for acquisition of subsidiaries	(367)	(4,761)
Deposits refunded for acquisition of subsidiaries	--	11,898
Payments for business acquisitions	(8,398)	--
Net cash inflow (outflow) for acquisition of subsidiaries	273	(6,013)
Proceeds from disposal of land use rights and properties	--	3,379
Net cash used in investing activities	(14,118)	(16,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants exercised	--	277
Issuance of common stock, net of issuing expenses	23,910	9,700
New borrowings, net of issuance costs	48,299	11,534
Repayment of borrowings	(18,939)	(13,987)
New borrowings from obligation under product financing arrangements, net of issuance costs	8,362	6,705
Repayment of obligation under product financing arrangements	(3,321)	(566)
Repayment of convertible notes payables	(5,000)	--
Net cash provided by financing activities	53,311	13,663
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,144	(33,011)
Effect of exchange rate changes on cash and cash equivalents	(1,940)	9,866
Cash and cash equivalents, beginning of period	47,779	89,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,983	$65,926

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$2,309	$1,347
Income taxes paid	$1,523	$9,054

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

139,573 shares of common stock were issued in satisfaction of a payable of approximately $906 related to the acquisition of DIT Industry(H.K.) Limited (“DIT”) in February 2009. (Note 2(l))

341,228 shares of common stock were issued in satisfaction of the purchase price of approximately $1,669 in the acquisition of Shenzhen Coson Electronic Co. Ltd. (“Coson”) in February 2009. Additionally, the Company recorded a liability in the amount of $1,170 representing the estimated fair value of contingent consideration, to be payable in cash, issued in the acquisition. (Note 3)

2,902,758 shares of common stock were as part of the consideration for the restructuring of the $60,000 Guaranteed Senior Unsecured Convertible Notes Due 2012 and $50,000 Guaranteed Senior Unsecured Convertible Notes Due 2012. (Note 14)

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.

BASIS OF PRESENTATION

The accompanying financial statements, as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 5, 2009. Amounts as of December 31, 2008 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, have been made. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a)

Accounting for Computer Software to Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with Accounting Standards Codification (“ASC”) 985-20 “Costs of Software to Be Sold, Leased or Marketed”, previously Statement of Financial Accounting Standards (“SFAS”) No. 86. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

As of September 30, 2009 and December 31, 2008, unamortized computer software costs were $4,253 and $2,776, respectively. During the three and nine months ended September 30, 2009 and 2008, $418, $1,130, $126 and $501 of amortization expense was charged to income, respectively.

(b)

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three and nine months ended September 30, 2009 and 2008.

As of September 30, 2009 and December 31, 2008, inventories held under the product financing arrangements were $12,952 and $6,689, respectively.

During the three and nine months ended September 30, 2009 and 2008, inventory purchases from the top five suppliers accounted for approximately 37%, 20%, 47%, and 23%, of total inventory purchases, respectively.

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

No trade receivables due from any single individual customer exceeded 10% of total accounts receivable at September 30, 2009 and December 31, 2008.

(d)

Revenue Recognition

Revenue from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104: “Revenue Recognition” (“SAB 104”) and related interpretations. Revenues are recognized when the following criteria are met:

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

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. The Company estimates the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue is recognized. As of September 30, 2009 and December 31, 2008, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

The Company derives the bulk of its revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under ASC 605-25 “Multiple-Element Arrangements”, previously Emerging Issues Task Force (“EITF”) Issue 00-21. Revenue from the supply and installation of surveillance and safety equipment are recognized when the installation is completed and the customer acceptance is received. Approximately 1% of contract installation revenue is deferred for the repair work during the one year warranty period. The Company carefully monitors the warranty work requested by its customers, and has determined that very little warranty work has historically been requested to be performed. Management believes that this 1% warranty reserve appears adequate as of September 30, 2009 and December 31, 2008.

Repairs and maintenance service revenue is recognized when the service is performed.

The Company derives a portion of its revenue from one-year software upgrades. These services are typical post-contract service (“PCS”) arrangements according to ASC 985-605-25 “Revenue Recognition”, previously AICPA Statement of Position (“SOP”) 97-2. Under this guidance, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

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

Revenue from surveillance and safety system one year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as the Company believes it meets the conditions in compliance with the ASC guidance.

(e)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 were $642, $2,038, $594 and $940, respectively.

(f)

Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three and nine months ended September 30, 2009 and 2008, the Company incurred approximately $102, $276, $133 and $410, respectively.

(g)

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for the three and nine months ended September 30, 2009 and 2008 were $283, $809, $372 and $838, respectively, and are included in the selling and marketing expenses and general and administrative expenses.

(h)

Share-based Payments

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan (“Plan”), which has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 8,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). The fair values of these restricted stock awards are equal to the market value of the Company's stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and nine months ended September 30, 2009 and 2008, the Company has recognized $4,743, $13,319, $3,596 and $9,662 of compensation expense under the Plan, respectively. As of September 30, 2009 and December 31, 2008, there was $49,375 and $52,616 of unrecognized compensation expense related to the nonvested restricted stock, respectively. These expenses are expected to be recognized over a four to five-year period.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)

Other income

During the three and nine months ended September 30, 2009, in connection with research and development activities in a designated locale, the Company received approximately $0 and $756 as a subsidy from the local governmental agency in China, respectively. The Company has no continuing obligation under the subsidy provision. The amount is recorded as a component of Other Income in the consolidated statements of income.

(j)

Income taxes

The Company did not have any material unrecognized tax benefits.

The Company files income tax returns with the relevant government authorities in the U.S. and the People’s Republic of China (“PRC”). The Company was not subject to U.S. federal tax examinations for years before 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2009 and 2008. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

On March 16, 2007, the National People’s Congress of the PRC adopted a new corporate income tax law in its fifth plenary session. The new corporate income tax law unifies the application scope, tax rate, tax deduction and preferential policy for both domestic and foreign-invested enterprises. The new corporate income tax law became effective on January 1, 2008. According to the new corporate income tax law, the applicable income tax rates for our operating subsidiaries were changed.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. As of September 30, 2009, some of the Company’s subsidiaries received the final income tax assessment from the PRC tax authority, related to their 2008 PRC income tax filings. Based on the tax assessment, certain other income was deemed not assessable and research expenses were allowed additional deductions from the PRC tax authority. The Company received a refund from the PRC tax authority of $447 during the three months ended September 30, 2009.

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

(l)

Earnings Per Share

ASC 260 “Earnings Per Share”, previously SFAS No. 128, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

For the purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares. These contingently returnable shares, although classified as issued and outstanding, are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of the agreement, if later).

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)

Earnings Per Share - continued

Unvested restricted shares issued under the 2007 Equity Incentive Plan are not included in basic weighted average number of shares but are considered to be outstanding as of the grant date for purpose of computing diluted EPS even though the shares are subject to vesting requirements.

The calculation of diluted EPS is based on the outstanding warrants for the three and nine months ended September 30, 2009 and 2008. As of September 30, 2009 and December 31, 2008, warrants were outstanding to acquire 1,188,515 and 174,515 shares of common stock, respectively. Warrants which were outstanding to acquire 1,158,509 and 144,509 shares of common stock, respectively, were not included in the dilutive calculation for the three months ended September 30, 2009 and 2008, as the effect would be anti-dilutive.

With respect to outstanding warrants, the dilutive impact on the weighted average number of shares was 19,492, 23,453, 20,251 and 21,311 for the three and nine months ended September 30, 2009, and 2008, respectively.

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

As discussed in Note 14, the Company restructured its convertible debt in September 2009. Approximately 12,222,000, 12,222,000, 5,452,000 and 5,452,000 of shares of common stock that underlied the previous convertible debt were not included in the dilutive calculation for the three and nine months ended September 30, 2009 and 2008, respectively, as the effect would be anti-dilutive.

There are 5,000,000 shares of common stock underlying the new convertible debts. The weighted average impact of these shares and the impact of adding back the related imputed interest on the debt, is not significant to diluted earnings per share.

(m)

Fair Value

ASC 820 “Fair Value Measurements and Disclosures”, previously SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

At September 30, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements. During the nine months ended September 30, 2009, the Company completed a business acquisition in which nonfinancial assets and nonfinancial liabilities were initially measured at fair value (see Note 3 for additional information) and completed a restructuring of convertible debt in which financial liabilities were initially measured at fair value (see Note 14 for additional information).

ASC 825-10 “Financial Instruments”, previously SFAS No. 159, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

(n)

New Accounting Standards

Business Combinations
(Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The Company accounted for its January 2009 business acquisition in accordance with this standard. (See Note 3 for additional disclosure).

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51)

SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted SFAS 160 on January 1, 2009. As a result, the Company has reclassified financial statement line items within the Company’s Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

Interim Disclosures about Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s Consolidated Financial Statements.

Subsequent Events
(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165)

SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this statement effective June 1, 2009 and has evaluated all subsequent events through the filing date with the SEC.

Accounting for Transfers of Financial Assets
(To be included in ASC 860 “Transfers and Servicing”, SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”)

SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on our consolidated financial statements upon adoption.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)

New Accounting Standards - continued

Consolidation of Variable Interest Entities – Amended
(To be included in ASC 810 “Consolidation”, SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on our consolidated financial statements upon adoption.

FASB Accounting Standards Codification
(Accounting Standards Update “ASU”) 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

3.

BUSINESS ACQUISITIONS

On January 12, 2009, the Company entered into an equity transfer agreement with the shareholder of Multiwin International Holdings Limited (“Multiwin”) and acquired 100% ownership of Multiwin which is the holding company that owns all the outstanding equity of Coson. Coson is an intelligent access control solution provider and provides control access solutions to a wide ranging group of clients that include government buildings, banks, post offices, universities and large residential properties in China. Pursuant to the equity transfer agreement, the Company has agreed to pay total consideration up to RMB 51,768 (approximately $7,518) in exchange for 100% ownership of Multiwin, consisting of RMB 40,000 (approximately $5,849) in cash and RMB 11,768 (approximately $1,669) in the Company’s shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 341,228 which were issued in February 2009. Under the terms of such agreement, 102,368 shares of the Company’s common stock were to be returned if Coson did not meet certain net income targets in 2008. These targets were met in 2008. An additional 68,247 shares of the Company’s common stock are to be returned if Coson does not meet certain net income targets in 2009. The Company will also pay the remaining cash consideration of RMB 8,000 (approximately $1,170) if the net income targets are met in 2009. The Company recorded approximately $293 and $1,170 related to the estimated fair value of the contingent equity and cash consideration, respectively. The operational control of Coson passed to the Company effective January 12, 2009. The results of Coson’s operations from January 12, 2009 through September 30, 2009 are included in the Company’s Consolidated Statements of Income and Comprehensive Income. The fair value of the contingent cash consideration was re-measured at September 30, 2009 and the change in the fair value from June 30, 2009 is minimal.

Approximately 436,110 shares of common stock related to net income targets for 2009 and 2010 for the acquisition of Coson (2009 acquisition) and Stonesonic, Jin Lin and DIT (2008 acquisitions) are returnable.

The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with ASC 805 and, except for cash and cash equivalents, fair value was estimated using level 3 inputs under ASC 820. Level 3 inputs for the nonfinancial assets included a valuation report (prepared by a third party appraisal firm) that primarily utilized an income approach valuation technique. Level 3 inputs for other assets and liabilities included present value techniques applied to receivables and payables, and estimated selling prices (less costs of disposal and profit allowance) for inventories.

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

On a pro forma basis, the results of operations for the Company for the three and nine months ended September 30, 2009 would not be significantly different than as reported since the acquisition of Coson occurred near the beginning of 2009.

The following tables show supplemental information of the results of operations on a pro forma basis for the three and nine months ended September 30, 2008 as if the acquisition of Coson had been completed at the beginning of the respective periods of 2008:

For the three months ended September 30, 2008 (Unaudited)

	Historical
			Pro Forma
	CSST	Coson	Adjustment	Pro Forma
Revenues	$119,289	$1,013	--	$120,302

Income from operations	$15,327	$8	$(107)	$15,228

Net income (loss)	$9,148	$(5)	$(107)	$9,036

Net income per share
Basic	$0.20			$0.20
Diluted	$0.20			$0.19

For the nine months ended September 30, 2008 (Unaudited)

	Historical
			Pro Forma
	CSST	Coson	Adjustment	Pro Forma
Revenues	$283,806	$2,585	--	$286,391

Income from operations	$40,713	$470	$(323)	$40,860

Net income	$21,349	$388	$(323)	$21,414

Net income per share
Basic	$0.49			$0.48
Diluted	$0.48			$0.48

The pro forma adjustments represent the amortization of the intangible assets arising upon the acquisition of Coson.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4.

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Accounts receivable	$228,347	$149,244
Less: provision for doubtful accounts	(1,186)	(1,039)
Accounts receivable, net	$227,161	$148,205

For the nine months ended September 30, 2009, a local Chinese bank holds RMB123,046 (approximately $18,000) of accounts receivable purchased from the Company on a without-recourse-basis in return for RMB113,000 (approximately $16,530) resulting in a net of RMB10,046 (approximately $1,470) which has been recorded in general and administrative expenses. The Company has accounted for the sale of receivables to the local Chinese bank in accordance with ASC 860.

5.

INVENTORIES

Inventories consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Raw materials	$17,387	$16,205
Work in progress	2,997	4,392
Finished goods	35,883	24,408
Installations in process	40,421	73,019
Total	96,688	118,024
Less: allowance for obsolete inventories	(1,178)	(982)
Inventories, net	$95,510	$117,042

6.

PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Current portion	$6,577	$7,280
Non current portion
- Deposits paid for acquisition of subsidiaries	4,136	5,619
- Deposits paid for acquisition of intangible assets and properties	2,224	2,236
	$6,360	$7,855

The deposits paid for acquisition of subsidiaries and properties are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

7.

ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $29,187 and $17,120 as of September 30, 2009 and December 31, 2008, respectively.

8.

PLANT AND EQUIPMENT

At September 30, 2009 and December 31, 2008, plant and equipment, at cost, consist of:

	September 30,	December 31,
	2009	2008
Buildings	$62,073	$60,480
Leasehold improvements	2,726	2,017
Plant and equipment	7,845	6,544
Electronic equipment	9,253	8,640
Motor vehicles	4,900	4,528
	86,797	82,209
Less: accumulated depreciation	(10,991)	(7,686)
Plant and equipment, net	$75,806	$74,523

Depreciation expense for the three and nine months ended September 30, 2009 and 2008 was $1,055, $3,099, $745 and $2,265, respectively.

 9.

LAND USE RIGHTS

Land use rights consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Cost of land use rights	$8,525	$8,371
Less: Accumulated amortization	(775)	(696)
Land use rights, net	$7,750	$7,675

Amortization expense for the three and nine months ended September 30, 2009 and 2008 was $42, $128, $22 and $43, respectively.

Amortization expense for the next five years and thereafter is as follows:

2009 (for the remaining three months)	$43
2010	172
2011	172
2012	172
2013	172
Thereafter	7,019
Total	$7,750

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.

INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008, intangible assets, at cost, consist of:

	September 30,	December 31,
	2009	2008
Trademarks (life of 11 to 25 years)	$17,222	$16,508
Exclusive cooperation agreements (life of 20 years)	13,632	13,632
Customer base (life of 5 to 10 years)	10,448	9,587
Patents (life of 10 years)	4,542	4,542
Technical know-how (life of 9 to 10 years)	17,030	15,168
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	8,630	6,671
Surveillance recording system (life of 5 years)	500	500
	73,717	68,321
Less: accumulated amortization	(17,590)	(11,408)
Intangible assets, net	$56,127	$56,913

The amortization expense for the three and nine months ended September 30, 2009 and 2008 was $2,120, $6,201, $1,746 and $4,438, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2009 (for the remaining three months)	$2,182
2010	7,825
2011	6,318
2012	5,513
2013	5,054
Thereafter	29,235
Total	$56,127

11.

NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of September 30, 2009 and December 31, 2008:

		September 30,	December 31,
		2009	2008
Bank loans		$42,466	$13,095
Less: current portion		(42,466)	(10,242)
Long-term portion		$--	$2,853

	Long-term	Short-term
	notes	notes	Total
2009 (for the remaining three months)	$--	$2,928	$2,928
2010	--	39,538	39,538
Total	$--	$42,466	$42,466

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.

NOTES PAYABLE (CONTINUED)

On September 30, 2009, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB20,000 (approximately $2,929) with an annual interest rate equal to 105% of benchmark lending rate (5.5755% as of September 30, 2009), with interest payable on the 20th of each month. The loan is due in September 2010. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On August 13, 2009, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB30,000 (approximately $4,393) with an annual interest rate equal to 5.5755%, with interest payable on the 20th of each month. The loan is due in August 2010. The loan is collateralized by the property of a subsidiary.

On June 15, 2009, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB20,000 (approximately $2,929) with an annual interest rate equal to 105% of benchmark lending rate (5.5755% as of September 30, 2009), with interest payable on the 20th of each month. The loan was due in September 2009. The loan was guaranteed by the CEO of the Company and two subsidiaries of the Company, and was collateralized by the property of a subsidiary. The loan was repaid in September 2009.

On May 20, 2009, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $5,857) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in May 2010. The loan is guaranteed by the CEO of the Company, a subsidiary of the Company, and Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd.

On April 15, 2009, the Company entered into a loan agreement with Shanghai PuDong Development Bank. The Company borrowed RMB80,000 (approximately $11,715) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2010. The loan is collateralized by the properties of two subsidiaries.

On April 1, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,322) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of September 30, 2009), with interest payable on the 20th of each month. The loan is due in April 2010. The loan is guaranteed by the CEO of the Company, his wife, and subsidiaries of the Company, and is collateralized by the land use right of a subsidiary.

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

On February 25, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB 60,000 (approximately $8,786) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of September 30, 2009). The loan is due in February 2010 and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the land use right of a subsidiary. RMB 10,000 (approximately $1,464) was repaid in March 2009.

On January 4, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB20,000 (approximately $2,926) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of March 31, 2009) and the interest is payable on the 20th of each month. The loan was guaranteed by the CEO of the Company and subsidiaries of the Company, and was collateralized by the land use right of a subsidiary. The loan was repaid in March 2009.

On December 30, 2008, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB20,000 (approximately $2,926) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of March 31, 2009) and the interest is payable on the 20th of each month. The loan was guaranteed by the CEO of the Company and subsidiaries of the Company, and was collateralized by the land use right of a subsidiary. The loan was repaid in March 2009.

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.

NOTES PAYABLE (CONTINUED)

On August 28, 2008, the Company entered into a long term loan agreement with China Construction Bank. As of December 31, 2008, the liability relating to this loan was RMB 49,500 (approximately $7,243), consisting of a 2-year loan payable to the bank. This loan matures on August 27, 2010 with an annual interest equal to 105% of the one-to-three years benchmark lending rate. The interest rate is charged based on the change of the one to three years benchmark lending rate quarterly, and the interest is payable on the 20th of each month. The loan agreement requires the Company to use the loan proceeds only for the Company’s operations. RMB39,500 (approximately $5,783) and RMB 10,000 (approximately $1,464) were repaid in July 2009 and April 2009, respectively.

12.

OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

In September 2009, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 8.46% on inventory financings. The Company borrowed RMB50,000 (approximately $7,322). The loans expire in September 2012, and payments are due at the end of each quarter.

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

The Company paid $163, $527, $202 and $202 during the three and nine months ended September 30, 2009 and 2008 of interest expense on the product financing arrangements, respectively.

The following is a summary of the Company’s obligations under product financing arrangements as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Obligation under product financing agreements	$12,945	$6,683
Less: current portion	(5,063)	(2,469)
Long-term portion	$7,882	$4,214

Repayments under the product financing arrangements are as follows:

2009 (for the remaining three months)	$1,522
2010	6,086
2011	4,552
2012	2,322
2013	174
Total	14,656
Less: amount representing interest	(1,711)
Net	$12,945

Approximately RMB16,052 (approximately $2,351) and RMB7,772 (approximately $1,140) of other costs directly associated with the product financing agreements are recorded as deferred financing costs in the balance sheet as of September 30, 2009 and December 31, 2008, respectively. The Company is amortizing these financing costs over the terms of the respective obligation. The amortization is recorded as interest expense, which was $103, $306, $75 and $75, respectively for the three and nine months ended September 30, 2009 and 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13.

DEFERRED INCOME

Deferred income balances as of September 30, 2009 and December 31, 2008 were $1,334 and $1,207, respectively, and represented amounts invoiced but deferred as revenues as an estimated warranty reserve.

14.

CONVERTIBLE NOTES PAYABLE

On February 16, 2007, pursuant to a note purchase agreement and indenture with Citadel Equity Fund Ltd. (“Citadel”), the Company issued to Citadel $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “February Notes”). The terms of the February Notes indenture was subsequently amended on each of March 29, 2007 and April 24, 2007. The February Notes financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company had issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear an interest at 1% per annum. The net proceeds from the sales of the February Notes are and were used for the Company’s working capital and acquisition plans.

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

On April 24, 2007, pursuant to another note purchase agreement with Citadel, the Company issued to Citadel $50,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “April Notes”). The April Notes bear an annual interest of 1%. All the net proceeds from the sales of the April Notes are and were used for the Company's working capital and acquisition plan.

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

The Company has accreted $3,899, $14,851, $5,364 and $14,090 for the three and nine months ended September 30, 2009 and 2008 respectively of the additional redemption amount related to the February Notes and April Notes. These amounts are included in interest expense.

On August 18, 2009, the Company entered into a notes Purchase Agreement with Citadel under which the parties restructured the February Notes and April Notes into two new tranches of notes, consisting of the Tranche A Zero Coupon Guaranteed Senior Unsecured Convertible Notes (the “Tranche A Notes”) and the Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the "Tranche B Notes", and together with the Tranche A Notes, the “New Notes”). In addition, as an inducement to the restructuring of the February Notes and April Notes, the Company paid Citadel additional consideration, consisting of $5,000 in cash and 2,902,758 shares of the Company's common stock. The transaction closed on September 2, 2009.

The Company determined that the restructuring of the convertible debt was an exchange of debt instruments with substantially different terms, since the present value of cash flows under the terms of the new debt instruments were more than 10% different from the present value of the remaining cash flows under the terms of the original debt instruments. Therefore, the Company accounted for the restructuring as an extinguishment of the original debt instruments. On September 2, 2009, the carrying amount of the original debt instruments was approximately $158,194 (including accrued redemption interest of approximately $48,194). The Company determined, based on a third party valuation, that the fair values of the new Tranche A Notes and Tranche B Notes were approximately $47,500 and $78,440, respectively, or $125,940 in total. The gain on the transaction was determined as follows:

Net carrying amount of the original debt instruments	$158,194
Reacquisition price:
Fair value of the new debt instruments	125,940
Cash consideration	5,000
Value of common stock given	17,939
$148,879
Gain	$9,315

The Tranche A Notes have a principal amount of $50,000, zero coupon interest and a fair value of $47,500, resulting in a debt discount of $2,500 and an effective interest rate of approximately 3%. The notes mature on September 2, 2012. The Company will repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 25%, 25% and 50% of the principal amount to be repaid in the first, second and third year, respectively. The conversion price will be $10 per share initially, subject to customary conversion price adjustments, anti-dilution protections and a one-time price reset on March 2, 2011 (the “Reset Date”) based on the volume weighted average price of the Company’s shares during the 45 trading days immediately preceding the Reset Date, provided that the conversion price shall be adjusted to no lower than $6.00 per share. On October 22, 2009, the Company entered into a notes purchase agreement with Citadel pursuant to which the Company agreed to repurchase the Tranche A Notes for a total consideration of $47,500. The Company will pay $27,000 on or prior to October 30, 2009 and $20,500 on or prior to November 16, 2009.

The Tranche B Notes have a principal amount of $84,000, zero coupon interest and a fair value of $78,440, resulting in a debt discount of $5,560 and an effective interest rate of approximately 5%. The notes mature on September 2, 2012. The Company will repay the principal amount in six consecutive semiannual installments, starting March 2, 2010, with 46%, 46% and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. The Company will be entitled to redeem the New Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the New Notes to be redeemed, plus default interest, if any. The New Notes are guaranteed by the Company's significant subsidiaries (as such term is defined under Rule 1-02 of the Regulation S-X) to the extent permitted under the applicable laws.

The Company has accreted $310 and $310 for the three and nine months ended September 30, 2009, respectively of the additional redemption amount related to the Tranche B Notes. These amounts are included in interest expense.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Expressed in thousands of U.S. dollars (Except for share and per share amounts)

14.

CONVERTIBLE NOTES PAYABLE (CONTINUED)

	September 30,	December 31,
	2009	2008
Total	$126,250	$143,342
Less: current portion	(82,780)	--
Long-term portion	$43,470	$143,342

Estimated repayments for the next five years and thereafter are as follows:

2009 (for the remaining three months)	$47,500
2010	38,640
2011	38,640
2012	6,720
Total	131,500
Less: amount representing interest	(5,250)
Net	$126,250

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

Net proceeds to the Company from the sale of all of the units pursuant to the Securities Purchase Agreement were approximately $14,900. No warrants were exercised during the three and nine months ended September 30, 2009 and 57,776 warrants were exercised at $4.80 per share during the nine months ended September 30, 2008.

The Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commission for their services in connection with the private placement. During the three and nine months ended September 30, 2009 and 2008, no warrants were exercised using the cashless exercise feature, respectively.

On July 23, 2008, the Company consummated a private placement transaction in which it issued 722,544 units to certain non-U.S. investors for an aggregate gross cash purchase price of $10,000 at a per unit price of $13.84. Net proceeds to the Company from this private placement were approximately $9,700. Each unit consists of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock. The Company issued warrants to purchase 144,509 shares of its common stock with an exercise price of $19.23. The warrants have a term of 3 years and include a cashless exercise feature. No warrants were exercised during the three and nine months ended September 30, 2009 and 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.

ISSUANCE OF COMMON STOCK AND WARRANTS (CONTINUED)

On August 24, 2009, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company sold a total of 4,056,000 shares of common stock for an aggregate purchase price of $25,350 at $6.25 per share. Net proceeds to the Company from this transaction were approximately $23,910. The Company also issued warrants to purchase 1,014,000 shares of its common stock with an exercise price of $8.62. The warrants are exercisable for one year beginning on the date of the initial issuance of the warrants. No warrants were exercised during the three and nine months ended September 30, 2009.

A summary of the status of the Company’s warrants issued in 2009, 2008 and 2006 as described above, and the changes during the three months ended September 30, 2009 and 2008, is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Exercise Prices	Shares	Exercise Prices
Outstanding at July 1	174,515	$16.75	30,006	$4.80
Granted	1,014,000	8.62	144,509	19.23
Exercised	--	--	--	--
Outstanding at September 30	1,188,515	9.81	174,515	16.75
Warrants exercisable at September 30	1,188,515	$9.81	174,515	$16.75

A summary of the status of the Company’s warrants issued in 2009, 2008 and 2006 as described above, and the changes during the nine months ended September 30, 2009 and 2008, is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Exercise Prices	Shares	Exercise Prices
Outstanding at January 1	174,515	$16.75	87,782	$4.80
Granted	1,014,000	8.62	144,509	19.23
Exercised	--	--	(57,776)	(4.80)
Outstanding at September 30	1,188,515	9.81	174,515	16.75
Warrants exercisable at September 30	1,188,515	$9.81	174,515	$16.75

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16.

EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which was amended in February 2008 (the “Plan”). The Plan has a five-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan are 8,000,000 shares of common stock. During the three and nine months ended September 30, 2009 and 2008, 1,026,500, 1,951,318, 0 and 499,001 shares of restricted stock were granted and the shares issued vest over a four or five year period, respectively. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and nine months ended September 30, 2009 and 2008, the Company has recognized $4,743, $13,319, $3,596 and $9,662 of compensation expense under the Plan, respectively. As of September 30, 2009 and December 31, 2008, there was $49,375 and $52,616 of unrecognized compensation expense related to the nonvested restricted stock, respectively. This cost is expected to be recognized over a four to five-year period.

The following table summarizes the status of the Company’s nonvested restricted stock awards during the three months ended September 30, 2009 and 2008:

	Nonvested Restricted Stock		Nonvested Restricted Stock
	Stock Unit Awards 2009		Stock Unit Awards 2008
		Weighted		Weighted
	Number of	Average Date	Number of	Average Date
	Shares	Fair Values	Shares	Fair Values
Outstanding at July 1	4,581,935	$10.46	2,353,140	$17.65
Granted	1,026,500	6.05	--	--
Vested	(447,226)	(10.61)	(215,590)	(17.04)
Forfeited	--	--	(1,800)	(15.14)
Outstanding at September 30	5,161,209	$9.57	2,135,750	$17.60

The following table summarizes the status of the Company’s nonvested restricted stock awards during the nine months ended September 30, 2009 and 2008:

	Nonvested Restricted Stock		Nonvested Restricted Stock
	Stock Unit Awards 2009		Stock Unit Awards 2008
		Weighted		Weighted
	Number of	Average Date	Number of	Average Date
	Shares	Fair Values	Shares	Fair Values
Outstanding at January 1	4,415,292	$11.92	2,241,471	$17.39
Granted	1,951,318	5.03	499,001	15.56
Vested	(1,174,513)	(11.34)	(575,077)	(16.73)
Forfeited	(30,888)	(11.55)	(29,645)	(12.17)
Outstanding at September 30	5,161,209	$9.57	2,135,750	$17.60

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

(c)	Distribution of surveillance and safety products: sells surveillance and safety products, including intrusion security, access control and video management systems (the “Distribution segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables for the three and nine months ended September 30, 2009 and 2008:

Revenues by segment for the three months ended September 30, 2009 and 2008 are as follows:

Revenues(1)	2009	2008
Installation segment	$120,500	$86,845
Manufacturing segment	24,520	21,429
Distribution segment	14,800	11,015
	$159,820	$119,289

Revenues by segment for the nine months ended September 30, 2009 and 2008 are as follows:

Revenues(1)	2009	2008
Installation segment	$303,553	$208,536
Manufacturing segment	60,322	49,920
Distribution segment	34,276	25,350
	$398,151	$283,806

(1) Revenues by operating segments exclude intercompany transactions.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Expressed in thousands of U.S. dollars (Except for share and per share amounts)

17.

CONSOLIDATED SEGMENT DATA (CONTINUED)

Income by segment for the three months ended September 30, 2009 and 2008 is as follows:

Income from operations:	2009	2008
Installation segment	$22,111	$18,689
Manufacturing segment	1,933	1,517
Distribution segment	(177)	215
Corporate and others(1)	(6,662)	(5,094)
Income from operations	17,205	15,327
Corporate interest income	41	65
Corporate gain on modification of convertible notes	9,315	--
Corporate interest expense	(5,175)	(5,949)
Corporate other income	441	480
Income before income taxes	21,827	9,923
Income taxes	145	(775)
Net income	$21,972	$9,148

Income by segment for the nine months ended September 30, 2009 and 2008 is as follows:

Income from operations:	2009	2008
Installation segment	$55,232	$51,208
Manufacturing segment	1,302	4,769
Distribution segment	(725)	602
Corporate and others(1)	(18,049)	(15,866)
Income from operations	37,760	40,713
Corporate interest income	127	171
Corporate gain on modification of convertible notes	9,315	--
Corporate interest expense	(17,792)	(15,598)
Corporate other income	1,670	1,167
Income before income taxes	31,080	26,453
Income taxes	(608)	(5,104)
Net income	$30,472	$21,349

(1) Includes non-cash employee compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the three months ended September 30, 2009 and 2008 is as follows:

Non-cash employee compensation:	2009	2008
Installation segment	$575	$490
Manufacturing segment	912	685
Distribution segment	365	345
Corporate and others	2,891	2,076
	$4,743	$3,596

Non-cash employee compensation by segment for the nine months ended September 30, 2009 and 2008 is as follows:

Non-cash employee compensation:	2009	2008
Installation segment	$1,589	$1,394
Manufacturing segment	2,377	1,863
Distribution segment	1,068	1,037
Corporate and others	8,285	5,368
	$13,319	$9,662

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Expressed in thousands of U.S. dollars (Except for share and per share amounts)

17.

CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
Total assets:	2009	2008
Installation segment	$390,181	$297,276
Manufacturing segment	191,707	188,120
Distribution segment	47,676	41,595
Corporate and others(1)	65,208	47,225
	$694,772	$574,216

(1) Includes deposit paid for acquisition of subsidiaries, properties and intangible assets.

Goodwill by segment as of September 30, 2009 and December 31, 2008, is as follows:

	September 30,	December 31,
Goodwill	2009	2008
Installation segment	$9,902	$9,902
Manufacturing segment	53,651	51,338
Distribution segment	11,976	11,976
	$75,529	$73,216

Depreciation and amortization by segment for the three months ended September 30, 2009 and 2008 are as follows:

Depreciation and amortization:	2009	2008
Installation segment	$1,192	$955
Manufacturing segment	1,524	1,054
Distribution segment	360	361
Corporate and others	141	143
	$3,217	$2,513

Depreciation and amortization by segment for the nine months ended September 30, 2009 and 2008 are as follows:

Depreciation and amortization:	2009	2008
Installation segment	$3,508	$2,633
Manufacturing segment	4,454	2,747
Distribution segment	1,067	1,065
Corporate and others	399	301
	$9,428	$6,746

18.

SUBSEQUENT EVENTS

On October 2, 2009, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company sold a total of 9,359,148 shares of common stock for an aggregate purchase price of $58,495 at $6.25 per share. The purchasers also received warrants to purchase 2,339,787 shares of common stock at an exercise price of $8.16 per share. The warrants are exercisable for one year beginning on the date of the initial issuance of the warrants.

On October 22, 2009, the Company entered into a notes purchase agreement with Citadel pursuant to which the Company agreed to repurchase the Tranche A Notes for a total consideration of $47,500. The Company will pay $27,000 on or prior to October 30, 2009 and $20,500 on or prior to November 16, 2009.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, our future operating results, our expectations regarding the market for surveillance and safety products, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause our actual results to differ materially from those anticipated, expressed or implied in the forward-looking statements. These risks and uncertainties include, but not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities Exchange Commission (the “SEC”). The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We assume no obligation and do not intend to update any forward-looking statements, except as required by law.

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

Overview of Our Business

China Security & Surveillance Technology, Inc. is a Delaware holding company whose China-based operating subsidiaries are primarily engaged in manufacturing, distributing, installing and servicing surveillance and safety products and systems and developing surveillance and safety related software in China. Our customers are mainly comprised of (i) commercial entities (including airports, hotels, real estate, banks, mines, railways, supermarkets and entertainment venues) and (ii) governmental entities (including customs agencies, courts, public security bureaus and prisons). These account for approximately 45% and 55% of our revenues for the three months ended September 30, 2009, respectively.

Our sales network covers most of China’s populated areas and we do not rely on any particular region for our business. Our subsidiaries collectively have more than 140 branch offices and distribution points.

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

We also provide general corporate services to its segments and these costs are reported as “Corporate and others”.

Recent Developments

On October 2, 2009, we entered into a securities purchase agreement with certain purchasers pursuant to which we sold a total of 9,359,148 shares of our common stock for an aggregate purchase price of $58.49 million at $6.25 per share. We also issued warrants to the purchasers to purchase 2,339,787 shares of our common stock at an exercise price of $8.16 per share. The warrants are exercisable for one year beginning on the date of the initial issuance of the warrants. The shares, including the shares issuable upon exercise of the warrants were drawn-down off of a shelf registration statement declared effective by the SEC on February 26, 2009.

On October 22, 2009, we entered into a notes purchase agreement with Citadel Equity Fund Ltd. pursuant to which we have agreed to repurchase the Tranche A Zero Coupon Guaranteed Senior Unsecured Convertible Notes in the aggregate principal amount of $50 million (the “Tranche A Notes”) for a total consideration of $47.5 million (the “Purchase Price”). We will pay $27 million of the Purchase Price in exchange for the cancellation of 56.8421% of all of the outstanding Tranche A Notes in an aggregate principal amount of $28.42 million on or prior to October 30, 2009. We will pay $20.5 million to Citadel for the cancellation of the remaining 43.1579% of all of the outstanding Tranche A Notes on or prior to November 16, 2009.

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third fiscal quarter of 2009 and growth in our revenues and net income. The surveillance and safety product market in China continued to expand in the third quarter of 2009, due in part to several programs and regulatory drivers initiated by the Chinese government in 2006 and the 2008 economic stimulus package. In 2006, the Chinese government promulgated State Ordinance 458 and the Safe City program, which requires many public places to install security systems, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques. The ongoing installation of these security systems as required by applicable Chinese law is being conducted by the affected constituents. In November 2008, the Chinese government announced an economic stimulus package to invest RMB 4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. In addition, the economic development in China and the fact that the population in China in general is becoming relatively wealthier also contributed to increased demand for surveillance and safety products within various industries and organizations, such as residential estates, factories and shopping centers. Our third fiscal quarter financial results also benefit from the consolidation of Jin Lin and DIT which were acquired in the third and fourth quarter of 2008 and from the consolidation of Coson which was acquired in the first quarter of 2009. Jin Lin, DIT and Coson each contributed approximately $0.52 million, $5.18 million and $1.35 million revenues in the third quarter of 2009, accounting for approximately 0.3%, 3.2% and 0.8% of the total revenues of such period, respectively. In this quarter, we also restructured the two outstanding 1% Guaranteed Senior Unsecured Convertible Notes Due 2012 (the “Existing Notes”) into zero coupon interest notes which resulted in a non-cash gain on modification of convertible notes of $9.32 million. We believe the restructuring of the notes will strengthen our balance sheet and enhance our capital structure.

The following are some financial highlights for the third quarter of 2009:

  Revenues: Revenues increased $40.53 million, or 34.0%, to $159.82 million for the third quarter of 2009, from $119.29 million for the same quarter of last year.

  Gross margin: Gross margin was 22.1% for the third quarter of 2009, compared to 26.8% for the same period in 2008.

  Income from operations: Income from operations increased $1.88 million, or 12.3%, to $17.21 million for the third quarter of 2009, from $15.33 million for the same period last year.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 10.8% for the third quarter of 2009, compared to 12.8% for the same period in 2008.

  Net income attributable to the Company: Net income attributable to the Company increased $12.85 million, or 140.4%, to $22.00 million for the third quarter of 2009, from $9.15 million for the same period of last year.

  Net margin: Net margin (the ratio of net income attributable to the Company to revenues, expressed as a percentage) was 13.8% for the third quarter of 2009, compared to 7.7% for the same period in 2008.

  Fully diluted net income per share: Fully diluted net income per share was $0.41 for the third quarter of 2009, as compared to $0.20 for the same period last year.

  Non-cash expenses: Non-cash expenses included (i) the redemption accretion on convertible notes of $3.90 million for the third quarter of 2009, as compared to $5.36 million for the same period last year, (ii) depreciation and amortization of $3.22 million for the third quarter of 2009, as compared to $2.51 million for the same period last year, and (iii) non-cash employee compensation expense of $4.74 million for the third quarter of 2009, as compared to $3.60 million for the same period last year. However, due to the restructuring of the Existing Notes, we recorded a non-cash gain on modification of convertible notes of $9.32 million in the third quarter of 2009. As a result, total non-cash expenses (including non-cash gain) are $2.54 million for the third quarter of 2009, decrease of $8.93 million, or 77.9%, from $11.47 million for the same period last year.

Our net income attributable to the Company for the three months ended September 30, 2009 and 2008 was $22.00 million and $9.15 million, respectively. Our net income attributable to the Company for the nine months ended September 30, 2009 and 2008 was $30.51 million and $21.38 million, respectively. Our net income was materially impacted by depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation recognized pursuant to Accounting Standard Codification ("ASC") 718, previously SFAS No. 123(R), redemption accretion on convertible notes and gain on modification of convertible notes. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation, redemption accretion on convertible notes and gain on modification of convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes our non-cash expenses (income) during the three months ended September 30, 2009 and 2008.

All amounts in millions of U.S. dollars

	Three Months Ended
	September 30,
			Increase
Non-cash expenses (income)	2009	2008	(Decrease)
Depreciation and amortization	$2.96	$2.28	0.68
Depreciation and amortization (included in cost of goods sold)	0.26	0.23	0.03
Non-cash employee compensation	4.74	3.60	1.14
Redemption accretion on convertible notes	3.90	5.36	(1.46)
Gain on modification of convertible notes	(9.32)	--	(9.32)
Total	$2.54	$11.47	(8.93)

The following table summarizes our non-cash expenses (income) during the nine months ended September 30, 2009 and 2008:

All amounts in millions of U.S. dollars

	Nine Months Ended
	September 30,
			Increase
Non-cash expenses (income)	2009	2008	(Decrease)
Depreciation and amortization	$8.69	$6.23	2.46
Depreciation and amortization (included in cost of goods sold)	0.74	0.52	0.22
Non-cash employee compensation	13.32	9.66	3.66
Redemption accretion on convertible notes	14.85	14.09	0.76
Gain on modification of convertible notes	(9.32)	--	(9.32)
Total	$28.28	$30.50	(2.22)

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in millions of U.S. dollars and as a percentage of revenues.

All amounts, other than percentages, in millions of U.S. dollars

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Revenues	$159.82	100%	$119.29	100.0%	$398.15	100.0%	$283.81	100.0%
Cost of goods sold (including depreciation and amortization for the three and nine months ended September 30, 2009 and 2008 of $0.26, $0.74, $0.23 and $0.52, respectively)	(124.48)	77.9%	(87.28)	73.2%	(306.77)	77.0%	(199.09)	70.1%
Gross profit	35.34	22.1%	32.01	26.8%	91.38	23.0%	84.72	29.9%
Selling and marketing expenses	(3.10)	1.9%	(3.38)	2.8%	(8.85)	2.2%	(8.51)	3.0%
General and administrative expenses	(7.33)	4.5%	(7.42)	6.2%	(22.76)	5.7%	(19.61)	6.9%
Non-cash employee compensation	(4.74)	3.0%	(3.60)	3.0%	(13.32)	3.3%	(9.66)	3.4%
Depreciation and amortization	(2.96)	1.9%	(2.28)	1.9%	(8.69)	2.2%	(6.23)	2.2%
Income from operations	17.21	10.8%	15.33	12.8%	37.76	9.6%	40.71	14.3%
Other income	0.51	0.3%	0.55	0.5%	1.84	0.5%	1.37	0.5%
Gain on modification of convertible notes	9.32	5.8%	--	--	9.32	2.3%	--	--
Interest expense, Cash	(1.28)	0.8%	(0.59)	0.5%	(2.95)	0.7%	(1.51)	0.5%
Redemption accretion on convertible notes	(3.90)	2.4%	(5.36)	4.5%	(14.85)	3.8%	(14.09)	5.0%
Income before income taxes	21.86	13.7%	9.93	8.3%	31.12	7.9%	26.48	9.3%
Income taxes	0.14	0.1%	(0.78)	0.6%	(0.61)	0.2%	(5.10)	1.8%
Net income attributable to the Company	$22.00	13.8%	$9.15	7.7%	$30.51	7.7%	$21.38	7.5%

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues

Our revenues are generated from system installations and manufacturing and distribution of surveillance and safety products. During the third quarter of 2009, we experienced solid growth in revenues. Revenues increased $40.53 million, or 34.0%, to $159.82 million for the three months ended September 30, 2009 from $119.29 million for the three months ended September 30, 2008. The increase in revenues was mainly attributable to growth in the surveillance and safety market in China, the increased market demand for our products, our increased brand recognition and the acquisition of DIT in the fourth quarter of 2008 and Coson in the first quarter of 2009. Our strategic efforts to increase our distribution channels during 2008 and sufficient working capital from our recent fundraising activities with local Chinese banks also should allow us to successfully take advantage of the growth in market demand in the future.

After the acquisition of Coson closed in January 2009, we consolidated the financial results of Coson since the second and third quarter of 2009, which contributed $1.35 million to revenues in the third quarter of 2009. After Stonesonic, Longhorn and Guanling became our wholly owned subsidiaries, we consolidated the financial results of Stonesonic, Longhorn and Guanling beginning in the second quarter of 2008. We consolidated the financial results of Jin Lin and DIT from the third and fourth quarters of 2008, respectively. These two companies collectively contributed $5.70 million to our revenues in the third quarter of 2009, $13.54 million in the second quarter of 2009 and $8.49 million in the first quarter of 2009. As the acquisitions of Hongtianzhi, HiEasy, Minking and Tsingvision, Stonesonic, Longhorn and Guanling have all surpassed the one year anniversary, we have included the revenues contributed by these companies in our organic growth for the third quarter of 2009.

The following table shows the revenues recognized in the third quarter of 2009:

(In millions of U.S. dollars)

Revenues from the Installation Segment recognized from installation contracts signed before June 30, 2009	$65.02
Revenues from the Installation Segment recognized from installation contracts signed in the third quarter of 2009	55.48
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed before June 30, 2009	2.15
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in the third quarter of 2009	22.37
Revenues from the Distribution Segment recognized from distribution contracts signed before June 30, 2009	0.56
Revenues from the Distribution Segment recognized from distribution contracts signed in the third quarter of 2009	14.24
Total revenues recognized in the third quarter of 2009	159.82
Revenues deferred	1.33
Backlog of contracts for system installation and manufacturing of surveillance and safety products signed before September 30, 2009 (1)	73.26

(1) We have conservatively not included letters of intent, framework agreements and various other agreements in our backlog numbers as they are subject to final binding agreements to be entered into at later dates.

Our revenues are generated from three business segments: Installation Segment, Manufacturing Segment and Distribution Segment.

The following table shows the different segments comprising our total revenues for the three months ended September 30, 2009 and 2008.

All amounts, except percentage of revenues, in millions of U.S. dollars

	2009		2008
		Percent of		Percent of
Revenues	Amount	Revenues	Amount	Revenues
Installation Segment	$120.50	75.4%	$86.85	72.8%
Manufacturing Segment	24.52	15.3%	21.43	18.0%
Distribution Segment	14.80	9.3%	11.01	9.2%
Total	$159.82	100.0%	$119.29	100.0%

For the three months ended September 30, 2009 and 2008, our Installation Segment generated revenues of $120.50 million and $86.85 million which represented 75.4% and 72.8% of our total revenues, respectively. Such increase in revenues was mainly due to the following factors: First, demand for surveillance and safety products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers. Second, the Chinese government initiated several programs and regulatory drivers during 2006, such as State Ordinance 458 and the “3111” program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, in November 2008, the Chinese government announced an economic stimulus package to invest RMB 4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. Fourth, our strategic efforts to increase our distribution channels in 2008 allowed us to successfully take advantage of the growth in market demand in the third quarter of 2009. Fifth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition also contributed to the growth in sales revenue.

For the three months ended September 30, 2009 and 2008, our Manufacturing Segment generated revenues of $24.52 million and $21.43 million, representing 15.3% and 18.0% of our total revenues, respectively. For the three months ended September 30, 2009 and 2008, our Distribution Segment generated revenues of $14.80 million and $11.01 million, representing 9.3% and 9.2% of our total revenues. Management believes that revenues from the installation projects will continue to be our major revenue source in the next few years. With the acquisitions of 2008 and 2009 and other planned acquisitions, management believes that the percentage of revenues from the Manufacturing Segment and the Distribution Segment will increase in the future.

Management expects growth in all three segments to remain strong in the remainder of 2009 due to (i) continued growth in the surveillance and safety market both within the corporate and government sectors, (ii) our better capitalization to fuel our growth, (iii) continued enhancement of our brand and profile in China, and (iv) acquisition strategy intended to boost our market share and competitiveness.

Cost of goods sold

Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the third quarter of 2009 increased by $37.20 million, or 42.6%, to $124.48 million, as compared to $87.28 million for the same period last year. The increase was mainly due to the reasons as described below.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $3.33 million, or 10.4%, to $35.34 million for the three months ended September 30, 2009, from $32.01 million for the same period last year. Gross margin for the three months ended September 30, 2009 was 22.1%, as compared to 26.8% for the same period of 2008. The decrease in our gross margin was primarily driven by the decrease of selling price due to the market competition and declining margins from smaller scale projects.

The following table shows the different segment components comprising our gross profit margin over the three months ended September 30, 2009 and 2008.

	Three months ended September 30,
Gross Margin	2009	2008
Installation Segment	21.6%	25.7%
Manufacturing Segment	30.3%	32.2%
Distribution Segment	12.5%	25.1%
Total	22.1%	26.8%

For the three months ended September 30, 2009, gross margins of the Installation Segment, Manufacturing Segment and Distribution Segment were approximately 21.6%, 30.3% and 12.5%, respectively, compared to 25.7%, 32.2% and 25.1% for the same period last year. Gross margins of the Installation Segment decreased due to the declining margins from smaller scale projects. This was mainly due to our efforts in maintaining market share and expansion of customer base. Also, gross margin for the Manufacturing Segment decreased to 30.3% for the three months ended September 30, 2009 from 32.2% for the same period last year. This decrease was primarily driven by the decrease of selling prices. Gross margin for the Distribution Segment decreased to 12.5% for the three months ended September 30, 2009 from 25.1% for the same period last year primarily due to a decrease of selling prices due to market competition.

Selling and marketing expenses

Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses decreased $0.28 million, or 8.3%, to $3.10 million for the three months ended September 30, 2009 from $3.38 million for the same period in 2008. As a percentage of revenues, our selling and marketing expenses decreased to 1.9% for the three months ended September 30, 2009 from 2.8% for the same period in 2008. This dollar and percentage decrease was primarily attributable to the cost efficiency.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operation. Our general and administrative expenses decreased $0.09 million, or 1.2%, to $7.33 million for the three months ended September 30, 2009 from $7.42 million of the same period in 2008. As a percentage of revenues, general and administrative expenses decreased to 4.5% for the three months ended September 30, 2009 from 6.2% for the same period in 2008. The dollar and percentage decrease was mainly due to the cost efficiency.

Non-cash employee compensation

Effective on February 7, 2007, our board of directors adopted our 2007 Equity Incentive Plan (the “Plan”). The Plan was subsequently amended and approved by our stockholders in February 2008. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units and performance shares. A total of 8,000,000 shares of our common stock was authorized under the Plan. During the three months ended September 30, 2009, we granted an aggregate of 1,026,500 shares of restricted stock pursuant to the Plan to our employees and consultants. These shares will vest with respect to each of the employees and consultants over a period of four to five years.

All amounts, except percentage of non-cash compensation, in millions of U.S. dollars

	2009		2008
Non-cash employee compensation	Amount	Percentage	Amount	Percentage
Installation Segment	$0.58	12.2%	$0.49	13.6%
Manufacturing Segment	0.91	19.2%	0.69	19.2%
Distribution Segment	0.36	7.6%	0.34	9.4%
Corporate and others	2.89	61.0%	2.08	57.8%
Total	$4.74	100.0%	$3.60	100.0%

Non-cash employee compensation for the three months ended September 30, 2009 increased to $4.74 million from $3.60 million for the same period in 2008, primarily as a result of grants to employees and consultants made under the Plan.

Depreciation and amortization

Our depreciation and amortization costs increased $0.71 million, or 28.3%, to $3.22 million (including $0.26 million depreciation and amortization costs included under cost of goods sold) for the three months ended September 30, 2009 from $2.51 million (including $0.23 million depreciation and amortization costs included under cost of goods sold) for the same period in 2008. As a percentage of revenues, depreciation and amortization expenses decreased to 2.0% for the three months ended September 30, 2009 from 2.1% for the same period in 2008. This dollar increase was primarily due to the increased amortization of intangible assets from the acquisition of DIT and Coson.

Income from operations

Our income from operations increased $1.88 million, or 12.3%, to $17.21 million for the three months ended September 30, 2009 as compared to $15.33 million for the same period in 2008. As a percentage of revenues, income from operations decreased to 10.8% for the three months ended September 30, 2009 from 12.8% for the same period in 2008. This percentage decrease was primarily due to the decrease of our gross margin and the increase of our non-cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the three months ended September 30, 2009 and 2008.

All amounts, except percentage of income from operations, in millions of U.S. dollars

	2009			2008
Income (loss) from operations	Amount	Percentage		Amount	Percentage
Installation Segment	$22.11	128.5%		$18.69	121.9%
Manufacturing Segment	1.93	11.2%		1.52	9.9%
Distribution Segment	(0.17)	(1.0%	)	0.21	1.4%
Corporate and others	(6.66)	(38.7%	)	(5.09)	(33.2%	)
Total	$17.21	100.0%		$15.33	100.0%

Income from operations related to the Installation Segment increased 18.3%, or $3.42 million, to $22.11 million for the three months ended September 30, 2009, compared to $18.69 million for the same period in 2008. Such increase was mainly due to higher demand of total one-stop-shop installations from customers. We finished more projects than we planned in the third quarter of 2009.

Income from operations related to the Manufacturing Segment was $1.93 million for the three months ended September 30, 2009, compared to operating income of $1.52 million for the same period in 2008. Our acquisitions in the second quarter of 2008 greatly increased our sales of manufactured products. However, during the three months ended September 30, 2009, our Manufacturing Segment hired additional staff to meet the anticipated growth of the Manufacturing Segment which, together with the increased non-cash expenses, offset the growth in revenues. We expect that the Manufacturing Segment’s margin will increase as we integrate the recently completed acquisitions which will allow us to further benefit from economies of scale.

Loss from operations related to the Distribution Segment was $0.17 million for the three months ended September 30, 2009, compared to the operating income of $0.21 million for the same period in 2008.

Loss from operations related to the Corporate and others increased 30.8%, or $1.57 million, to $6.66 million for the three months ended September 30, 2009, compared to $5.09 million for the same period in 2008. This increase was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company.

Other income

Our other income decreased $0.04 million, or 7.3%, to $0.51 million for the three months ended September 30, 2009 from $0.55 million for the same period in 2008. As a percentage of revenues, other income decreased to 0.3% for the three months ended September 30, 2009 from 0.5% for the same period in 2008.

Interest expense (excluding redemption accretion on convertible notes)

The increase in interest expense was primarily due to the increase in the outstanding balances of our bank loans and obligations under product financing arrangements for our operations. During the third quarter of 2009, we borrowed funds under 9 short-term from local Chinese banks and incurred a total interest expense of $1.28 million. For the convertible notes, we paid $0.30 million interest during the three months ended September 30, 2009.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the three months ended September 30, 2009 was $3.90 million, as compared to $5.36 million for the same period in 2008. We raised $110 million from the issuance of the Existing Notes in February and April 2007 to finance our acquisitions. The redemption accretion on Existing Notes will not be repaid if the Existing Notes are converted into shares of our common stock before their respective maturities. As described in more details below, on September 2, 2009, we restructured the Existing Notes into two new zero coupon interest notes and the Existing Notes were retired.

Gain on modification of convertible notes

On September 2, 2009, we modified the Existing Notes into two new tranches of notes, consisting of the Tranche A Notes and the Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”, and together with the Tranche A Notes, the “New Notes”).

We determined that the restructuring of the convertible debt was an exchange of debt instruments with substantially different terms, since the present value of cash flows under the terms of the new debt instruments were more than 10% different from the present value of the remaining cash flows under the terms of the original debt instruments. Therefore, we accounted for the restructuring as an extinguishment of the original debt instruments. On September 2, 2009, the carrying amount of the original debt instruments was approximately $158.19 million (including accrued redemption interest of approximately $48.19 million). We determined, based on a third party valuation, that the fair values of the new Tranche A Notes and Tranche B Notes were approximately $47.50 million and $78.44 million, respectively, or $125.94 million in total. The gain on the transaction was determined as follows:

All amounts in millions of U.S. dollars

Net carrying amount of the original debt instruments	$158.19
Reacquisition price:
Fair value of the new debt instruments	125.93
Cash consideration	5.00
Value of common stock given	17.94
$148.87
Gain	$9.32

The Tranche A Notes had a principal amount of $50 million, zero coupon interest and a fair value of $47.50 million, resulting in a debt discount of $2.50 million and an effective interest rate of approximately 3%. The notes mature on September 2, 2012. We will repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 25%, 25% and 50% of the principal amount to be repaid in the first, second and third year, respectively. The conversion price will be $10 per share initially, subject to customary conversion price adjustments, anti-dilution protections and a one-time price reset on March 2, 2011 (the “Reset Date”) based on the volume weighted average price of our shares during the 45 trading days immediately preceding the Reset Date, provided that the conversion price shall be adjusted to no lower than $6.00 per share. On October 22, 2009, we entered into a notes purchase agreement with Citadel pursuant to which we had agreed to repurchase the Tranche A Notes for a total consideration of $47.50 million. We will pay $27.00 million on or prior to October 30, 2009 and $20.50 million on or prior to November 16, 2009.

The Tranche B Notes had a principal amount of $84 million, zero coupon interest and a fair value of $78.44 million, resulting in a debt discount of $5.56 million and an effective interest rate of approximately 5%. The notes mature on September 2, 2012. We will repay the principal amount in six consecutive semiannual installments, starting March 2, 2010, with 46%, 46% and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. We will be entitled to redeem the New Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the New Notes to be redeemed, plus default interest, if any. The New Notes are guaranteed by our significant subsidiaries (as such term is defined under Rule 1-02 of the Regulation S-X) to the extent permitted under the applicable laws.

We have accreted $0.31 million for the additional redemption amount related to the Tranche B Notes in the three months ended September 30, 2009. Such amount is included in interest expense.

Income before taxes

Our income before taxes increased $11.93 million, or 120.1%, to $21.86 million for the three months ended September 30, 2009 from $9.93 million for the same period in 2008. As a percentage of revenues, income before taxes increased to 13.7% from 8.3% for the same period in 2008. Such dollar and percentage increase was primarily due to the increase of revenue and the non-cash gain of $9.32 million resulting from the restructuring of the Existing Notes as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income during the three months ended September 30, 2009.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.

Our subsidiary, Golden, is subject to an EIT rate of 15% for the fiscal year 2009. Hongtianzhi is located in Shenzhen and its 2009 EIT rate is 20% because it receives a lower tax rate as a high-technology company.  Cheng Feng, HiEasy, Minking, and Stonesonic are each subject to an EIT rate of 15% in 2009 due to their high-technology or software company status. Longhorn is located in Shenzhen and its 2009 EIT rate is 10% because it receives a lower tax rate as a high-technology company. Coson and Zhuhai DIT Digital Technology Limited are subject to an EIT rate of 20% in 2009 due to their high-technology company status. Tsingvision is subject to an EIT rate of 12.5% in 2009 due to their software company status. Guanling is subject to an EIT rate of 25% in 2009. CSST PRC and Jin Lin are exempted from EIT in 2009.

Our income taxes decreased $0.92 million to $0.14 million (refund) for the three months ended September 30, 2009 from $0.78 million for the same period of 2008. We fully utilized the tax exemption for our subsidiaries, CSST PRC, which was incorporated in 2006, and Jin Lin, which became our subsidiary in 2008. Also, in the third quarter of 2009, an income tax refund was recognized in our subsidiaries, Stonesonic and CSSM.

Net income attributable to the Company

Net income attributable to the Company increased $12.85 million, or 140.4%, to $22.00 million for the three months ended September 30, 2009 from $9.15 million for the same period in 2008. As a percentage of revenues, net income attributable to the Company increased to 13.8% for the three months ended September 30, 2009 from 7.7% for the same period in 2008. This percentage increase was mainly due to the revenue increase and the gain on modification of convertible notes of $9.32 million as discussed above.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenue

During the nine months ended September 30, 2009, we experienced solid growth in revenues. The following table shows the different segments comprising our total revenues for the nine months ended September 30, 2009 and 2008.

All amounts, except percentage of revenues, in millions of U.S. dollars

	2009		2008
		Percent of		Percent of
Revenues	Amount	Revenues	Amount	Revenues
Installation Segment	$303.55	76.2%	$208.54	73.5%
Manufacturing Segment	60.32	15.2%	49.92	17.6%
Distribution Segment	34.28	8.6%	25.35	8.9%
Total	$398.15	100.0%	$283.81	100.0%

For the nine months ended September 30, 2009 and 2008, our Installation Segment generated revenues of $303.55 million and $208.54 million which represented 76.2% and 73.5% of our total revenues, respectively. The increase in revenues was mainly due to the following factors: First, demand for surveillance and safety products has grown in China, which we attribute in part to the population in China in general becoming relatively wealthier; as well as increased demand within various industries and organizations, such as residential estates, factories and shopping centers. Second, the Chinese government initiated several programs and regulatory drivers during 2006, such as State Ordinance 458 and the "3111" program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install surveillance and safety systems. Third, in November 2008, the Chinese government announced an economic stimulus package to invest RMB 4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. Fourth, our strategic efforts to increase our distribution channels in 2008 allowed us to successfully take advantage of the growth in market demand in the first nine months of 2009. Fifth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition in 2008 and 2009 also contributed to the growth in sales revenue.

For the nine months ended September 30, 2009 and 2008, our Manufacturing Segment generated revenues of $60.32 million and $49.92 million, representing 15.2% and 17.6% of our total revenues, respectively. The dollar increase in revenues was mainly attributed to the acquisitions of Stonesonic, Longhorn, DIT and Coson.

In the first nine months of 2009, our Distribution Segment generated revenues of $34.28 million, representing 8.6% of our total revenues for the nine months ended September 30, 2009, as compared to $25.35 million for the same period last year. Such increase was mainly due to a decrease of selling prices due to market competition.

Cost of goods sold

Cost of goods sold for the nine months ended September 30, 2009 increased by $107.68 million, or 54.1%, to $306.77 million, as compared to $199.09 million for the same period last year. The increase was primarily due to the reasons described below.

Gross profit and gross margin

Our gross profit increased $6.66 million, or 7.9%, to $91.38 million for the nine months ended September 30, 2009, from $84.72 million for the same period last year. Gross margin for the nine months ended September 30, 2009 was 23.0%, as compared to 29.9% for the same period of 2008. The decrease in our gross margin was primarily driven by the decrease of selling price and declining margins from smaller scale projects resulting primarily from our efforts in maintaining market share and expansion of customer base.

The following table shows the different segment components comprising our gross profit margin over the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,
Gross Margin	2009	2008
Installation Segment	22.6%	29.3%
Manufacturing Segment	28.8%	33.9%
Distribution Segment	15.6%	26.1%
Total	23.0%	29.9%

For the nine months ended September 30, 2009, gross margins for the Installation Segment, Manufacturing Segment and Distribution Segment were approximately 22.6%, 28.8% and 15.6%, respectively, compared to 29.3%, 33.9% and 26.1% for the same period last year.

Selling and marketing expenses

Our selling and marketing expenses increased $0.34 million, or 4.0%, to $8.85 million for the nine months ended September 30, 2009 from $8.51 million for the same period in 2008. This dollar increase was primarily attributable to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses decreased to 2.2% for the nine months ended September 30, 2009 from 3.0% for the same period in 2008. The percentage decrease was mainly due to the cost saving.

General and administrative expenses

Our general and administrative expenses increased $3.15 million, or 16.1%, to $22.76 million for the nine months ended September 30, 2009 from $19.61 million of the same period in 2008. As a percentage of revenues, general and administrative expenses decreased to 5.7% for the nine months ended September 30, 2009 from 6.9% for the same period in 2008. The dollar increase was mainly due to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson, the hiring of additional staff, the increased costs in connection with improving our internal controls and professional expenses of the newly acquired subsidiaries when they became part of a public reporting company.

Non-cash employee compensation

All amounts, except percentage of non-cash compensation, in millions of U.S. dollars

	2009		2008
Non-cash employee compensation	Amount	Percentage	Amount	Percentage
Installation Segment	$1.59	11.9%	$1.39	14.4%
Manufacturing Segment	2.38	17.9%	1.86	19.3%
Distribution Segment	1.07	8.0%	1.04	10.8%
Corporate and others	8.28	62.2%	5.37	55.5%
Total	$13.32	100.0%	$9.66	100.0%

During the nine months ended September 30, 2009, we granted an aggregate of 1,951,318 shares of restricted stock pursuant to the Plan to our employees, directors and consultants. These shares will vest with respect to each of the employees and consultants over a period of four to five years.

Non-cash employee compensation for the nine months ended September 30, 2009 increased to $13.32 million from $9.66 million for the same period in 2008, primarily because we granted more shares of restricted stock under the Plan in the first nine months of 2009.

Depreciation and amortization

Our depreciation and amortization costs increased $2.68 million, or 39.7%, to $9.43 million (including $0.74 million depreciation and amortization costs included under cost of goods sold) for the nine months ended September 30, 2009 from $6.75 million for the same period in 2008. As a percentage of revenues, depreciation and amortization expenses remained at 2.4% for the nine months ended September 30, 2009. This dollar increase was primarily due to the increased amortization cost of intangible assets resulting from the acquisition of Tsingvision, Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson, and the establishment of an exclusive cooperation relationship with DM.

Income from operations

Our income from operations decreased $2.95 million, or 7.2%, to $37.76 million for the nine months ended September 30, 2009 as compared to $40.71 million for the same period in 2008. As a percentage of revenues, income from operations decreased to 9.6% for the nine months ended September 30, 2009 from 14.3% for the same period in 2008. This percentage decrease was primarily due to the increase of our selling and marketing expenses, general and administrative expenses and non-cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the nine months ended September 30, 2009 and 2008.

All amounts, except percentage of income from operations, in millions of U.S. dollars

	2009			2008
Income (loss) from operations	Amount	Percentage		Amount	Percentage
Installation Segment	$55.23	146.3%		$51.21	125.8%
Manufacturing Segment	1.30	3.4%		4.77	11.7%
Distribution Segment	(0.72)	(1.9%	)	0.60	1.5%
Corporate and others	(18.05)	(47.8%	)	(15.87)	(39.0%	)
Total	$37.76	100.0%		$40.71	100.0%

Income from operations related to the Installation Segment increased 7.9%, or $4.02 million, to $55.23 million for the nine months ended September 30, 2009, compared to $51.21 million for the same period in 2008. This increase was mainly due to higher demand for total one-stop-shop installations from customers. We finished more projects than we planned in the first nine months of 2009.

Income from operations related to the Manufacturing Segment was $1.30 million for the nine months ended September 30, 2009, compared to income from operations of $4.77 million for the same period in 2008. This decrease was mainly due to the increased depreciation and amortization and non-cash compensation expenses for the employees of subsidiaries we acquired in the past.

Loss from operations related to the Distribution Segment was $0.72 million for the nine months ended September 30, 2009, compared to income from operations of $0.60 million for the same period in 2008. This decrease was mainly due to the increased depreciation and amortization and non-cash compensation expenses for the employees of subsidiaries we acquired in the past.

Loss from operations related to Corporate and others increased 13.7%, or $2.18 million, to $18.05 million for the nine months ended September 30, 2009, compared to $15.87 million for the same period in 2008. Such increase was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company.

Other income

Our other income increased $0.47 million, or 34.3%, to $1.84 million for the nine months ended September 30, 2009 from $1.37 million for the same period in 2008. This increase was mainly due to a one-time subsidy received from local government. As a percentage of revenues, other income remained at 0.5% for the nine months ended September 30, 2009 from the same period in 2008.

Interest expense (excluding redemption accretion on convertible notes)

We had 9 bank loans from local Chinese banks outstanding as of September 30, 2009. During the first nine months of 2009, we incurred a total interest expense of $2.95 million, as compared to $1.51 million of the same period in 2008. For the existing notes, we paid $0.73 million interest during the nine months ended September 30, 2009.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the nine months ended September 30, 2009 was $14.85 million, as compared to $14.09 million for the same period in 2008.

Gain on modification of convertible notes

As discussed above, we recognized a gain on modification of convertible notes of $9.32 million due to the restructuring of the Existing Notes for the nine months ended September 30, 2009.

Income before taxes

Our income before taxes increased $4.64 million, or 17.5%, to $31.12 million for the nine months ended September 30, 2009 from $26.48 million for the same period in 2008. As a percentage of revenues, income before taxes decreased to 7.9% from 9.3% for the same period in 2008. Such percentage decrease was primarily due to increased non-cash expenses, including the redemption accretion on convertible notes, depreciation and amortization and non-cash employee compensation as discussed above.

Income taxes

Our income taxes decreased $4.49 million, or 88.0% to $0.61 million for the nine months ended September 30, 2009 from $5.10 million for the same period of 2008. We fully utilized the tax exemption for our subsidiaries, CSST PRC, which was incorporated in 2006, and Jin Lin, which became our subsidiary in 2008.

Net income attributable to the Company

Net income attributable to the Company increased $9.13 million, or 42.7%, to $30.51 million for the nine months ended September 30, 2009 from $21.38 million for the same period in 2008. As a percentage of revenues, net income attributable to the Company increased to 7.7% for the nine months ended September 30, 2009 from 7.5% for the same period in 2008. This percentage increase was mainly due to the revenue increase and the gain on modification of convertible notes of $9.32 million as discussed above.

Foreign Currency Translation Losses/Gains

Our operating subsidiaries are located in China. The operating subsidiaries purchase all products and render services in China, and receive payment from customers in China using RMB as the functional currency. We do not engage in currency hedging.

We incurred a foreign currency translation loss of $1.64 million for the nine months ended September 30, 2009 as compared with a foreign currency translation gain of $19.83 million for the same period in 2008.

As we have done since China revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the fiscal quarters ended September 30, 2009 and 2008.

For the three months ended September 30, 2009, the exchange rates of 6.829, 6.8308 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in a $1.54 million foreign currency translation loss in the third quarter of 2009. In the third quarter of 2008, the exchange rates of 6.8183, 6.8305 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in $4.40 million foreign currency translation gain in this period.

Liquidity and Capital Resources

General

As of September 30, 2009, we had cash and cash equivalents of $100.98 million. The following table sets forth a summary of our net cash flows for the periods indicated.

CASH FLOW
(All amounts in millions of U.S. dollars)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$15.95	$(30.55)
Net cash used in investing activities	(14.12)	(16.13)
Net cash provided by financing activities	53.31	13.66
Effect of exchange rate changes on cash	(1.94)	9.87
Net cash inflow (outflow)	$53.20	$(23.15)

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2009 totaled $15.95 million as compared to $30.55 million net cash used in operating activities for the same period of 2008. The increase of net cash provided by operating activities in the nine months ended September 30, 2009 was primarily due to decreases in inventories and increases in advances from customers.

Investing Activities

Our main uses of cash for investing activities during the first nine months of 2009 were acquisitions of plant and equipment, deposits for the acquisition of subsidiaries and payment for the acquisition of subsidiaries.

Net cash used in investing activities for the nine months ended September 30, 2009 was $14.12 million, which is a decrease of $2.01 million from net cash used in investing activities of $16.13 million in the same period of 2008. This decrease was primarily due to a one-time proceed we received from the disposal of land use rights and properties in 2008 and the decreased deposits for acquisitions of subsidiaries in the first nine months of 2009.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2009 totaled $53.31 million as compared to net cash provided by financing activities of $13.66 million in the same period of 2008. The net cash provided by financing activities was mainly attributable to funds raised from equity financing, additional bank loans and obligation under product financing arrangements raised in the first nine months of 2009. In the third quarter of 2009, we issued a total of 4,056,000 shares of common stock for an aggregate purchase price of $25.35 million at $6.25 per share. We also issued warrants to purchase an aggregate of 1,014,000 shares at an exercise price of $8.62.

Loan Facilities

As of September 30, 2009, the amount, maturity date and duration of each of our bank loans were as follows:

 All amounts in millions of U.S. dollars

Lender	Amount	Maturity Date	Duration
A Financial Institution	$0.76	February 2013	4 years
A Financial Institution	4.87	July 2011	3 years
A Financial Institution	7.32	September 2012	3 years
Shenzhen Development Bank	2.93	September 2010	1 year
China Construction Bank	4.39	August 2010	1 year
China Everbright Bank	5.86	May 2010	1 year
Shanghai PuDong Development Bank	11.71	April 2010	1 year
China Merchants Bank	7.32	April 2010	1 year
China Merchants Bank	7.32	February 2010	1 year
Industrial Bank	2.93	November 2009	1 year
Total	$55.41

In September 2009, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.46% on inventory financings. We borrowed RMB50 million (approximately $7.32 million). The loans expire in September 2012, and payments are due at the end of each quarter. As of September 30, 2009, the outstanding liability relating to this loan was RMB50 million (approximately $7.32 million).

In February 2009, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10.5% on inventory financings. We borrowed RMB7.11 million (approximately $1.04 million).

The loans expire in February 2013, and payments are due at the end of each quarter. As of September 30, 2009, the outstanding liability relating to this loan was RMB5.19 million (approximately $0.76 million).

In July 2008, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10% on inventory financings. We borrowed RMB53.49 million (approximately $7.85 million). The loans expire in July 2011, and payments are due at the end of each quarter. As of September 30, 2009, the outstanding liability relating to this loan was RMB33.26 million (approximately $4.87 million).

On September 30, 2009, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB20 million (approximately $2.93 million) with an annual interest rate equal to 105% of the benchmark lending rate (5.5755% as of September 30, 2009), with interest payable on the 20th of each month. The loan is due in September 2010. The loan is guaranteed by our CEO and our two subsidiaries, and is collateralized by the property of a subsidiary.

On August 13, 2009, we entered into a loan agreement with China Construction Bank. We borrowed RMB30 million (approximately $4.39 million) with an annual interest rate to 5.5755%, with interest payable on the 20th of each month. The loan is due in August 2010. The loan is collateralized by the property of a subsidiary.

On May 20, 2009, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40 million (approximately $5.86 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in May 2010. The loan is guaranteed by our CEO, one of our subsidiary, and Chuang Guan.

On April 15, 2009, we entered into a loan agreement with Shanghai PuDong Development Bank. We borrowed RMB80 million (approximately $11.71 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2010. The loan is collateralized by the properties of our subsidiaries.

On April 1, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50 million (approximately $7.32 million) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of September 30, 2009), with interest payable on the 20th of each month. The loan is due in April 2010. The loan is guaranteed by our CEO, his wife, and our subsidiaries, and is collateralized by the land use right of a subsidiary.

On February 25, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB 60 million (approximately $8.78 million) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of September 30, 2009). The loan is due in February 2010 and the interest is payable on the 20th of each month. The loan is guaranteed by our CEO and our subsidiaries, and is collateralized by the land use right of a subsidiary. RMB 10 million (approximately $1.46 million) was repaid in March 2009.

On November 17, 2008, we entered into a loan agreement with Industrial Bank. We borrowed RMB 20 million (approximately $2.93 million) with an annual interest rate equal to 7.99%. The loan is due in November 2009 and the interest is payable on the 20th of each month. The loan is guaranteed by our CEO and our subsidiaries, and is collateralized by the assets of a subsidiary.

On October 3, 2006, we signed a banking facility agreement with China Construction Bank under which the bank agreed to provide a new receivable-based facility to support our efforts in securing new contracts relating to the Safe City Project initiative, also known as “Plan 3111.” This facility will provide three possible financing options: (1) the government takes a loan from the bank to finance the project; (2) we sell the accounts receivable to the bank, 85% of the total account receivables value will be paid by the bank to us and the remaining 15% will be collected by the bank from the government; from the 15% collected from the government, the bank will retain certain finance charges and pay the remainder over to us; or (3) we take a loan from the bank to finance the project. As part of this agreement, we will make periodic deposits with the bank, which, depending upon the specific project, will provide a maximum factoring capacity of five to ten times the amount deposited. None of the facility has been drawn down as of the date of this report.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above and in our Annual Report on Form 10-K filed on March 5, 2009, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2009:

All amounts in millions of U.S. dollars

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Debt Obligations	$188.65	$115.37	$73.28	$--	$--
Operating Lease Obligations	0.67	0.42	0.23	0.02	--
Total	$189.32	$115.79	$73.51	$0.02	$--

(1)

Debt obligations are stated at contractual amounts. For financial statement purposes, debt obligations are recorded net of applicable discounts of $6.99 million. See Note 14 to our interim consolidated financial statements

Recent Accounting Pronouncements

Business Combinations (Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R)). This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. We accounted for its January 2009 business acquisition in accordance with this standard. (See Note 3 to the financial statements for additional disclosure).

Noncontrolling Interests (Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS 160 on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

Interim Disclosures about Fair Value of Financial Instruments (Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1). This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after September 15, 2009. The adoption of FSP 107-1 did not have a material impact on our Consolidated Financial Statements.

Subsequent Events (Included in ASC 855 “Subsequent Events”, previously SFAS No. 165). SFAS No.165, “Subsequent Events” establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 1, 2009 and have evaluated all subsequent events through the filing date with the SEC.

Accounting for Transfers of Financial Assets (To be included in ASC 860 “Transfers and Servicing”, SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140.”). SFAS 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. SFAS 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. We are currently evaluating the impact on our consolidated financial statements upon adoption.

Consolidation of Variable Interest Entities – Amended (To be included in ASC 810 “Consolidation”, SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. We are currently evaluating the impact on our consolidated financial statements upon adoption.

FASB Accounting Standards Codification (Accounting Standards Update “ASU” 2009-1). In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for a discussion of our critical accounting policies.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. All of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of September 30, 2009 and December 31, 2008 was $51.35 million and $150.41 million, respectively. A hypothetical 1.0% in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2009 would not have any material impact on our net income before provision for income taxes for the quarter. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, all of our consolidated revenues and significant portions of our consolidated operating costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 1% would decrease our comprehensive income by $1.64 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2009. As of September 30, 2009, our accumulated other comprehensive income was $27.52 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures”, as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2009. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

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

ITEM 1A.

RISK FACTORS

Except as set forth below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 5, 2009.

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions. In addition, if we fail to comply with covenants in our debt instruments, our lenders may allege a breach of a covenant and seek to accelerate the debt, which could be material and adverse to our business, liquidity and financial condition.

In connection with loans made to us by several commercial lenders and the issuance of the New Notes, we have entered into agreements which contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue stock of subsidiaries, incur additional debt and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain predetermined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) or redeem or repurchase our capital stock. Any future debt instruments could also contain financial and other covenants more restrictive than those currently imposed under our existing debt instruments.

These debt instruments could have significant consequences to investors. For example, they could:

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

Even though we strive to comply with our covenants, it is possible that, at times, we may fail to do so and our lenders may notify us of such non-compliance. Currently, our lenders have not given us notice of any default. If we receive a notice of default from any lender, we will attempt to cure any non-compliance and/or negotiate appropriate waivers with our lenders. If we cannot cure any non-compliance or obtain a waiver, our lenders may declare us to be in default under a loan agreement, which would give them the right to accelerate our outstanding indebtedness. If any of our indebtedness is accelerated as a result of a default, we may be forced to repay our loans earlier than expected, which would have a material adverse effect on our business, liquidity and financial condition.

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

DATED: October 28, 2009

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