Form 10-K
period 2009-12-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2010-03-02
CIK 1260625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

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

Yes ☐         No ☒

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

Yes ☐         No ☒

At June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there were 50,517,323 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the New York Stock Exchange) was approximately $392.8 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 68,494,270 shares of common stock outstanding as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
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

  “Huge Long” are to Huge Long Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;

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

  “WDH” are to Shenzhen Wandaiheng Industry Limited, a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;

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

PART I

ITEM 1. BUSINESS

Overview of Our Business

We are primarily engaged, through our indirect Chinese subsidiaries, in the manufacturing, distributing, installing, and servicing of surveillance and safety products and systems and developing surveillance and safety related software in China. Our customers are primarily comprised of: (1) governmental entities, such as customs agencies, courts, public security bureaus, and prisons; (2) non-profit organizations, including schools, museums, sports arenas, and libraries; and (3) commercial entities, such as airports, hotels, real estate, banks, mines, railways, supermarkets, and entertainment venues.

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

Our sales network covers most of China’s populated areas, and we do not rely on any particular region for revenues. Our subsidiaries collectively have more than 140 branch offices and distribution points.

We have experienced strong growth over the past several years. Our revenues increased from $240.19 million in fiscal year 2007 to $580.87 million in fiscal year 2009, representing a compounded growth rate of approximately 55.5%. We strive to provide customer-driven, one-stop services to our clients and actively pursue acquisition prospects and other strategic opportunities.

Our Corporate History and Corporate Structure

We were originally incorporated in the BVI on April 8, 2002 under the name “Apex Wealth Enterprises Limited.” Prior to our reverse acquisition of Safetech in September 2005, our business strategy and ownership changed several times. In September 2005, we acquired all of the capital stock of Safetech in exchange for shares of our capital stock. This share exchange transaction resulted in a change of the ownership control of the Company. As a result of the Safetech acquisition and series of subsequent acquisitions of PRC surveillance and safety companies, our business became the business of our indirect, wholly-owned Chinese subsidiaries. In November 2006, we changed our domicile from the BVI to Delaware by merging into a newly incorporated Delaware corporation, China Security & Surveillance Technology, Inc. We are currently headquartered in Shenzhen, China.

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure as of December 31, 2009:

*by way of Declaration of Trust

Segment Information

In fiscal year 2009, our operations were comprised of three reportable segments:

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

In 2009, we added two new segments: a software segment and a service segment. The software segment provides development and sales of surveillance and safety software and systems (the “Software Segment”) and the service segment provides surveillance and safety services and maintenance (the “Service Segment”). Both the Software Segment and the Service Segment are currently in the development stage. During 2009, the assets and operating results of the development stage Software and Service Segments were not significant. Therefore, for financial reporting purposes, these are accounted for within the Installation Segment. With these five segments, we are able to provide one-stop service to our customers, including not only products, but also services, installations, maintenance, software, system upgrading, and other related solutions, which we believe many of our competitors cannot match.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of the Consolidated Financial Statements appearing elsewhere in this annual report. For a discussion of the risks attendant to our foreign operations, please see “Item 1A – Risk Factors.”

Installation Segment

Our Installation Segment performs installations of surveillance and safety products and systems for customer projects. It also provides project design, material supply, engineering, and operating maintenance services. The Installation Segment offers a variety of services over its six divisions, including the Safe City Projects (see discussion of the “Safe City” Project below), Conventional Projects, Total Solutions, Home Security, Community Security and Research and Development for both government and corporate customers. Our Installation Segment has provided these services in China for about 9 years and has successfully completed an estimated 50 projects in 2009.

In 2004, the Chinese government promulgated the “Safe City” (or “Plan 3111”) initiative, which requires about 660 cities throughout China to install and operate street surveillance, and we are a government-recommended Safe City vendor.

Our Installation Segment consists of two operating subsidiaries: Golden and CSST PRC. In 2009, Golden and CSST PRC together accounted for approximately 76.1% of our revenues from the supply and installation of surveillance and safety systems for various projects involving railways, schools, banks, highways, commercial buildings, and public security and government entities, among others.

Our Installation Segment is devoted to constructing Safe City projects as well as many other surveillance and safety projects in China. Our one-stop technical support and service system including project design, material supply, engineering and operating maintenance offers an all-covered solution.

Manufacturing Segment

Our Manufacturing Segment manufactures a variety of products, including detectors, access controllers, high-speed demo video cameras, box cameras, digital video recorders (DVRs), video management systems, monitors, screens, computer software and systems, and accessories. The Manufacturing Segment also designs, sells and develops these products. It markets its products both individually and as bundled packages of services and features.

Our Manufacturing Segment also focuses on developing technology independently and in collaboration with our other business segments to improve product quality, functionality and efficiency, reduce costs, and develop new products.

In 2009, we derived approximately 15.1% of our revenues from sales of manufactured products, excluding products sold in connection with the installation projects described above. The acquisitions in 2008 and 2009 of Stonesonic, Longhorn, DIT and Coson increased, and are expected to continue to enhance, our manufacturing capacity.

The following eight subsidiaries operate in our Manufacturing Segment:

  CSSM. CSSM is responsible for the planning, manufacturing, marketing, research and development of surveillance and safety products produced by our Manufacturing Segment subsidiaries. CSSM also provides general corporate services to all other subsidiaries in the Manufacturing Segment. It was established to integrate the internal resources of our Manufacturing Segment and enhance our ability to provide one-stop shopping services. CSSM also acts as the main customer service contact for our Manufacturing Segment customers.

  Minking. Minking specializes in the production, research, and development of closed-circuit television, or CCTV products, such as IP network high-speed dome cameras, pressure high-speed dome cameras, and intelligent high-speed dome cameras.

  HiEasy. HiEasy is engaged in audio and video coder-decoder technology research and manufacturing.

  Hongtianzhi. Hongtianzhi is a security digital camera manufacturer. Its products include video cameras, digital video cameras, and monitors.

  Stonesonic. Stonesonic is a monitoring equipment solutions provider that engages in developing, manufacturing and promoting television broadcast terminals, screens, industrial monitoring, and medical treatment monitoring. It is one of the largest professional monitor manufacturers in China as measured by production output and a provider of CCTV monitors.

  Longhorn. Longhorn specializes in the manufacture and installation of safety alarm systems in China and manufactures intruder alarm products, including a full range of motion detectors, control panels, sirens, smoke and gas detectors, and alarm accessories.

  DIT. DIT focuses on consumer safety system integration and export and positions itself as a “one-stop source” surveillance and safety vendor. Its products and services cover consumer security systems and professional surveillance and safety solutions. DIT targets overseas markets. In 2009, all of DIT’s products were sold to overseas markets, including United States, Europe and South Asia.

  Coson. Coson is an intelligent access control solution provider and provides control access solutions to a diverse group of clients that include government buildings, banks, post offices, universities, and large residential properties in China.

Distribution Segment

Our Distribution Segment is responsible for distribution and marketing of surveillance and safety products and solutions. Our Distribution Segment has established distribution offices nationwide. Our Distribution Segment’s sales network covers most of China’s populated areas and does not rely on any particular region for our business. The Distribution Segment sells surveillance and safety products, including intrusion security, access control, DVR, CCTV, and video management systems to our clients. Our Distribution Segment acts as the distributor for our own brands as well as other international brands and Chinese brands.

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

The Software Segment has deployed its software and solutions within government agencies, police departments, the financial industry, the telecommunication industry, the power industry and the transportation industry.

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

Service Segment

We also established a Service Segment in 2009 that provides general services to our clients. Our Service Segment offers a full range of surveillance and safety services, including network alarm response services, safety and surveillance products and solutions’ post-sale, maintenance services, software upgrading services, project integration services, security guard services, safety and surveillance consulting services, and safety and surveillance trustee services.

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

  Standalone DVRs

Our standalone DVR stores digital images captured by security cameras. It also controls the recording functions of the cameras and manages the storage of the data. This product has a pre-installed surveillance software system developed by us, which enables it to perform access control and recording functions. It also has: an upgradable hard drive which allows clients to customize the digital storage capacity; network server functions, which allow clients to access the digital images via Internet; MPEG-4 video compression, which allows for more efficient compression of the images and higher image quality; and 4-16 signal input channels, which allows 4 to 16 cameras to be connected to the standalone DVR. This product has the competitive features of small size, low cost and high reliability. The primary markets for this product are small- to medium-size businesses, non-profit organizations and private residences. It is generally used for small-scale surveillance and safety needs.

  Embedded DVRs

Similar to our standalone DVR, our embedded DVR provides recording and compression functions. It has a pre-installed surveillance software system developed by us, upgradable hard drive, network server function, MPEG-4 video compression, 4-36 signal input channels, and uses Microsoft’s Windows operating system. As compared to our standalone DVR, the embedded DVR has higher capacity to accommodate the recording functions for a greater number of cameras. In addition, it is operated via Microsoft’s Windows operating system. The primary markets for these products are large projects and community security projects.

  Mobile DVRs

Similar to our standalone DVR, our mobile DVR is smaller in size and has a maximum of 4 ports. The mobile DVR can be installed in a vehicle and enables recording of digital video images within the vehicle’s cabin. This product is easily installable, supports Global Positioning System/General Packet Radio Service, has 1 to 4 signal input channels, and has MPEG-4 video compression. The primary markets for this product are the transportation industry and governmental agencies.

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

  DVR Compression Boards

Our DVR compression board is a professional digital security product that adopts the most advanced H.264 video compression algorithm and Ogg Vorbis audio compression technology. The product uses a fully optimized algorithm based on DSP technology to implement video and audio real-time coding and active video and audio preview and motion detection. Video images are directly transmitted from the board to the display frame buffer, and compressed stream data is also directly sent to the host computer’s memory. The transmission does not use the host computer processor, saving significant computer processor resources. One personal computer can support up to 64 channels for video and audio input, and the parameters of each channel can be set independently and will not affect one another. We provide application software for these cards.

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

  Intelligent High-Speed Dome Cameras

Our intelligent high-speed dome camera is an integrated camera system using high-speed, spherical, 360-degree movement. The high-speed dome camera is developed with a shield and platform. The shield protects the camera while the platform provides greater control over the camera’s direction and view. Our brand of intelligent high-speed dome camera has received from Changzhou Products Supervision & Inspection Institute a special certificate of International Electrotechnical Commission IP68 standard for dust tight and water proofing, and it uses pre-error automatic calibration to ensure stability, proper rotational movement and greater rotational working life.

Our intelligent high-speed dome camera is mostly used in mountainous, wet and unstable conditions. In addition, we are the general agent for the intelligent high-speed dome camera products of South Korea CNB and in charge of its sales in China.

  Intelligent Control System Software Platforms

Our intelligent control system software platforms are used for the management of all integration of security equipment and IP-based network security management software. We have the following two platform types: CF-SRP (an intelligent integrated security management system) and CF-SNP (an integrated network security platform management system). We will continue to strengthen our software development platform with a more organic combination with hardware and software to achieve greater success when bidding for Safe City projects.

  Perimeter Security Alarm Systems

Our perimeter security alarm system is a motion sensor which concentrates on protecting all of the accessible entry points and prevents intrusion at home. The alarm system is highly resistant to interference and influence by environmental effects and the surrounding magnetic field.

  Monitors

Our security monitors provide high-definition video, reliability and color reducibility. This product line includes SVM LCD monitors, SVM CRT monitors and other high-quality monitors. Our SVM series is based on the latest 3D digital graphic design technology. The structure of the product adopts the single-oriented design which embodies the light, thin characteristics of both the LCD and CRT products.

Our other monitor products include LCD multiple screen combination panel walls, LCD advertising players, built-in quadruple LCD/CRT monitors, IP monitor, and progressive scanning color digital monitors.

  RFID Terminals and Data Collectors

Our RFID (Radio Frequency Identification) hand-held terminals and data collectors are based on the latest RFID technology including human, animal and object identification. They can read and write electronic tags matching ISO 18000-6C/EPC C1 Gen2 standard. Their multimedia functions are all based on advanced mobile operating systems.

Our RFID products could be widely used in many different places such as checkpoints, warehouses, hospitals, libraries, museums and super markets, etc., for checking, recording, tracing and other related safety management purposes.

None of these products accounted for more than 10% of our revenues in 2009.

Raw Materials and Our Principal Suppliers

We use manufactured electronic components in our products. The main components of our products include camcorders, monitors, frames, decoders, lenses and outdoor hoods.

Shenzhen is one of the biggest and most concentrated bases for electronic products in China. As a result, there are numerous suppliers and vendors of the components that are needed for our products. Because of the high level of competition among the suppliers, the prices of our principal components are relatively stable, and we are able to purchase these raw materials at reasonable prices. We have entered into written contracts with several major suppliers and vendors.

The main suppliers to our subsidiaries are: Zhongjie Communication Co. Ltd., Guangdong Fenghua Advanced Technology (Holding) Co. Ltd., Shenzhen Tianxu Trade Co. Ltd., Golden Supreme International Co. Ltd., Panasonic Corporation of China, Heshan Yingchuang Trade Co. Ltd., Tamron Optical (Shanghai) Co. Ltd., Shenzhen Apon Technology Co. Ltd., Shenzhen Trade-link Supply Chain Management Co. Ltd., and Sony Corporation of Hong Kong Ltd. None of our suppliers accounted for more than 10% of the total cost of goods sold in 2009.

Our Distribution, Marketing, Customers and Customer Programs

Our customers are primarily: (1) governmental entities, such as customs agencies, courts, public security bureaus, and prisons; (2) non-profit organizations, including schools, museums, sports arenas, and libraries; and (3) commercial entities, such as airports, hotels, real estate, banks, mines, railways, supermarkets, and entertainment venues. Because a large percentage of our revenues are derived from the installation of surveillance and safety systems which are generally non-recurring, we do not rely on one single or a small group of customers. No one single customer accounted for more than 10% of our total revenue in 2009. We generally do not generate significant revenues from any existing client after the installation project is completed unless that client has additional installation sites for which our services might be required.

We have developed a multi-tiered marketing plan, allowing us to effectively market products and services to our clients. We sell most of our products and services through our own distribution network. Our distribution and sales networks cover most of China’s populated areas, and we do not rely on any particular region for our business. Our subsidiaries collectively have more than 140 branch offices and distribution points.

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

Competition

There are many companies in China engaged in the business of manufacturing surveillance and safety products and designing and installing surveillance and safety systems. The surveillance and safety industry in China is still nascent, and no company has obtained the dominating position. In addition, it is difficult in the surveillance and safety industry for very large companies to reap benefits from their size, because most of surveillance and safety projects require the product to be specially tailored to meet customers’ individual requirements.

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

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. As of December 31, 2009, we held 98 patents and had 49 patent applications pending.

As of December 31, 2009, we held 32 trademarks and had 23 trademark applications pending.

We protect our trade secrets through confidentiality provisions of the employment contracts we enter into with our employees. In addition, our engineers are generally divided into different project groups, each of which generally handles only a portion of the project. As a result, no one engineer generally has access to the entire design process and documentation for a particular product.

Employees

We have approximately 3,500 full-time employees. Approximately 370 of them are administrative and accounting staff, approximately 340 of them are research and development staff and approximately 700 of them are engineers and sales staff.

Approximately 900 employees are located in Shenzhen, and the rest of our employees are located in various branches throughout China. Approximately 58% of our employees have bachelor degrees, and most of these majored in computer science.

As required by applicable Chinese law, we have entered into employment contracts with most of our officers, managers and employees. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments. We are required to contribute monthly to the plan at the rate of 23% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

With the expansion of our business operations and several anticipated acquisitions, we expect that the number of our employees will increase in the next 12 months.

Backlog

As of December 31, 2009, 2008 and 2007, we had a backlog of unfilled orders for our products of $192.85 million, $88.54 million and $60.5 million, respectively.

Research and Development

Currently, we have approximately 340 employees devoted to our research and development efforts, which are aimed at finding new varieties of products, improving existing products, improving overall product quality, and reducing production costs. We set up three research and development centers located in Shenzhen, Wuhan and Hangzhou, respectively. We spent approximately $2.86 million, $1.89 million, and $0.35 million in research and development activities during 2009, 2008, and 2007, respectively.

Government Regulation

Some surveillance and safety products produced in China, such as DVRs, monitors, and alarm systems must satisfy testing required by the China Public Security Bureau, or CPSB, and manufacturers of such products must receive the Security Technology Protection Product Manufacturing Permit from the provincial branch of CPSB. We received a permit relating to these products from Guangdong branch of CPSB in May 2003. In addition, we have a license from the Guangdong province for the design, installation and repair of security protection systems.

Because most of our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.

There is no private ownership of land in China, and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights for commercial use can be obtained from the government for a period of up to 50 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We have received the necessary land use right certificates for the properties described under “Item 2 - Properties.” See “Item 2 - Properties” for more details.

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

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year, and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Available Information

Our internet website is www.csst.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to our Secretary, China Security & Surveillance Technology, Inc., 13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, People's Republic of China, 518034. The information posted on our web site is not part of this or any other report we file with or furnish with the SEC. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Due to the nature of our business, we do not have significant amounts of recurring revenues from our existing customers, and we are highly dependent on new business development.

Most of our revenues are derived from the installation of surveillance and safety systems which are generally non-recurring. Our customers are primarily governmental entities, non-profit organizations and commercial entities, such as airports, customs agencies, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment enterprises. We manufacture and install security systems for these customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have manufactured and installed a system at any particular customer site, we have generated the majority of revenues from that particular client. We do not expect to generate significant revenues from any existing client in future years unless that client has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new clients. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future.

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

Our products often are subject to testing, inspection and approval.

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

Our current operating cash flows, which combined with access to the credit markets, provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate that has impacted demand for our products and services, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan, and we may be forced to curtail or cease our operations.

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

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. Our operating and financial performance may generate less cash and could result in our failing to comply with our credit agreement covenants. We were in material compliance with these covenants in fiscal year 2009 and expect to be in compliance with these covenants during fiscal year 2010. However, our ability to remain in compliance in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

We sometimes extend credit to our customers. Failure to collect the trade receivables or untimely collection of them could affect our liquidity.

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

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Mr. Guoshen Tu, and our CFO, Mr. Terence Yap. There is significant competition in our industry for qualified managerial, technical and sales personnel, and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our growth strategy has required us to make acquisitions and to make additional acquisitions in the future, which could subject us to significant risks, any of which could harm our business.

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms. In 2009, we acquired a 100% ownership interest in Coson. We have also entered into letters of intent to acquire several other companies. Over time, we may acquire or make investments in other providers of products that complement our business and other companies in the security industry. The successful integration of these companies and any other acquired businesses require us to:

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

Moreover, performance problems with an acquired business, technology, product or service could also have a material adverse impact on our reputation as a whole. Any acquired business, technology, product or service could significantly underperform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. Geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also presents significant challenges. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

Our acquisition strategy also depends on our ability to obtain necessary government approvals, as described under “- Risks Related to Doing Business in China - We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.”

Due to our rapid growth in recent years, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $240.19 million in 2007, to $427.35 million in 2008 and to $580.87 million in 2009. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

We recognize deferred tax assets and liabilities for the expected future tax consequences of events which are included in the financial statements or tax returns. In assessing the realizability of the deferred tax assets, management makes certain assumptions about whether the deferred tax assets will be realized. We expect the deferred tax assets currently recorded to be fully realizable; however, there can be no assurance that an increased valuation allowance would not need to be recorded in the future.

Our facilities, or facilities of our customers or suppliers, could be susceptible to natural disasters.

All of our facilities and many of the facilities of our customers and suppliers are located in China. Natural disasters, such as floods and earthquakes, occur frequently in China, and they pose substantial threats to businesses with operations there. As a developing country, China’s emergency-response ability is limited, and its ability to provide emergency reconstruction and other aid to businesses affected by natural disasters is limited. Should a natural disaster severely damage one of our facilities, or damage a major facility of one or more of our significant customers or suppliers, our business could be materially disrupted.

Our insurance coverage may be inadequate to protect us against losses.

Like many other Chinese companies, we do not carry property insurance coverage for our facilities and inventories and do not have any business liability, loss of data or business interruption insurance coverage for our operations in China. If any claims for injury are brought against us, or if we experience any business disruption, litigation or natural disaster, we might incur substantial costs and diversion of resources.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated any of these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are similarly subject to Chinese anti-corruption laws. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Safetech is a BVI company, while our operating subsidiaries are PRC or Hong Kong companies, and most of our officers and directors reside outside the United States. Therefore, certain judgments obtained against our Company by our shareholders may not be enforceable in the BVI or China.

Safetech is a BVI company, and our operating subsidiaries are PRC or Hong Kong companies. Most of our officers and directors reside outside of the United States. All or substantially all of our assets and the assets of these persons are located outside of the United States.

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

RISKS RELATED TO OUR RECENT HIGH YIELD NOTES

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.

On August 18, 2009, we entered into a notes purchase agreement with Citadel Equity Fund Ltd. (“Citadel”) as well as indentures and an investor rights agreement, pursuant to which we restructured our outstanding $60 million Guaranteed Senior Unsecured Notes Due 2012 and $50 million Guaranteed Senior Unsecured Notes Due 2012 into two new tranches of notes, consisting of the $50 million Tranche A Zero Coupon Guaranteed Senior Unsecured Convertible Notes (the “Tranche A Notes”) and $84 million Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”). We subsequently repurchased and cancelled the Tranche A Notes with $47.5 million in November 2009. The Tranche B Notes remain outstanding.

The indenture governing the Tranche B Notes contains various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue stock of subsidiaries, incur additional debt and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) or redeem or repurchase our capital stock.

The indenture governing the Tranche B Notes requires us to maintain certain financial ratios and limit our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing the Tranche B Notes.

The Tranche B Notes and their corresponding debt could have significant consequences to investors. For example, they could:

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

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies in a timely manner, or adapt our products to these new technologies, our business, financial condition and results of operations could be adversely affected. We cannot assure you that even if we are able to introduce new products or adapt our products to new technologies that our products will gain acceptance among our customers. In addition, from time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our existing products, and that may cause customers to refrain from purchasing our existing products, resulting in inventory obsolescence.

We may not be able to maintain or improve our competitive position among strong competition in the surveillance and safety industry, and we expect this competition to continue to intensify.

The Chinese surveillance and safety industry is highly competitive. In addition, since China joined the World Trade Organization, we also face competition from international competitors. Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in a loss of our market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders who are PRC residents as defined in Circular 75 to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

 In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Failure to comply with Chinese regulations regarding the registration requirements for employee incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In December 2006, the People’s Bank of China promulgated the Administrative Measures for Individual Foreign Exchange, which set forth the respective requirements for foreign exchange transactions by Chinese individuals under either the current account or the capital account. In January 2007, the SAFE issued the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, which, among other things, specified approval requirements for certain capital account transactions such as a Chinese citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, the SAFE promulgated the Processing Guidance on Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas-Listed Companies. Under this rule, PRC citizens who are granted stock options by an overseas publicly-listed company are required, through a qualified PRC domestic agent or PRC subsidiary of such overseas publicly-listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who receive stock option grants will be subject to this rule. Our board of directors has adopted the 2007 Employee Incentive Plan in 2007 which was amended in February 2010. As of the date of this annual report, we only granted restricted stock under the plan. We and the grantees intend to make the required registration; however, failure or inability by our company or the Chinese grantees to comply with these regulations may subject these individuals to fines and other legal or administrative sanctions.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC operating subsidiaries.

As an offshore holding company of our PRC operating subsidiaries, we may make loans to our PRC subsidiaries. Any loans to our PRC subsidiaries are subject to approval by relevant governmental authorities in China and other requirements under relevant PRC regulations.

We may also decide to finance our PRC subsidiaries by means of capital contributions. According to the relevant PRC regulations on foreign-invested enterprises in China, depending on the amount of total investment and the type of business in which a foreign-invested enterprise is engaged, capital contributions to foreign-invested enterprises in China are subject to approval by the Ministry of Commerce or its local branches. We may not obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our PRC subsidiaries. If we fail to receive such approvals, our ability to capitalize our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

The discontinuation and uncertainty of the preferential tax treatment currently available to our PRC subsidiaries could materially adversely affect our results of operations.

Before the implementation of the new enterprise income tax law (as discussed below), Foreign Invested Enterprises, or FIEs, established in the PRC, unless granted by Chinese government to enjoy preferential tax treatments, such as the “two-year exemption and three-year half reduction”, were generally subject to an enterprise income tax (EIT) rate of 33%, which included a 30% state income tax and a 3% local income tax. On March 16, 2007, the Tenth National People’s Congress of China passed the new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or the Implementing Rules which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT Law shall gradually increase their EIT rate within 5 years starting from 2008 until the tax rate reaches 25%. In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original EIT Law, are allowed to enjoy their preference until these holidays expire. The discontinuation and uncertainty of any such special or preferential tax treatment or other incentives would have an adverse effect on the Company’s business, fiscal condition and current operations in China.

The newly enacted Chinese enterprise income tax law will affect tax exemptions on the dividends we receive and increase the enterprise income tax rate applicable to us.

We are a holding company incorporated under the laws of Delaware. We conduct substantially all of our business through our wholly- and majority-owned Chinese subsidiaries, and we derive all of our income from these subsidiaries. Prior to January 1, 2008, dividends derived by foreign enterprises from business operations in China were not subject to the Chinese enterprise income tax. However, such tax exemption ceased as of January 1, 2008 and thereafter with the effectiveness of the EIT Law.

Under the EIT Law, if we are not deemed to be a “resident enterprise” for Chinese tax purposes, a withholding tax at the rate of 10% would be applicable to any dividends paid by our Chinese subsidiaries to us. However, if we are deemed to be a “resident enterprise” established outside of China whose “de facto management body” is located in China, we would be classified as a resident enterprise for Chinese tax purposes and thus would be subject to an enterprise income tax rate of 25% on all of our income, including interest income on the proceeds from this offering on a worldwide basis. At the present time, the Chinese tax authority has not issued any guidance on the application of the EIT Law and its implementing rules on non-Chinese enterprise or group enterprise controlled entities. As a result, it is unclear what factors will be used by the Chinese tax authorities to determine whether we have a “de facto management body” in China. However, as substantially all members of our management team are located in China, we may be deemed to be a “resident enterprise” and therefore subject to an enterprise income tax rate of 25% on our worldwide income, with the possible exclusion of dividends received directly from another Chinese tax resident. In addition, although under the EIT Law and the Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempted income,” we can not assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. As a result of such changes, our historical operating results will not be indicative of our operating results for future periods and the value of our shares of common stock may be adversely affected. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

We may be classified as a passive foreign investment company, which could result in adverse United States federal income tax consequences to U.S. shareholders.

We do not currently expect to be classified as a “passive foreign investment company,” or PFIC, for United States federal income tax purposes for our tax year ending December 31, 2010. However, the PFIC test is an annual test that, as discussed below, depends upon the composition of our gross income for the year and the percentage, based on a quarterly average for the year, of our gross assets that constitute “passive” assets. Accordingly, it is not possible to determine whether we will not be classified as a PFIC for our tax year ending December 31, 2010 until after the year has ended. In addition, even if we are not classified as a PFIC for our taxable year ending December 31, 2010, because the PFIC test is annual, we cannot assure you that we will not be a PFIC for any following tax year. A non-U.S. corporation will be classified as a PFIC for the taxable year if (i) at least 75% of its gross income is passive income for such year or (ii) at least 50% of the fair market value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. The fair market value of our assets may be determined to a large extent by the market price of our ordinary shares, which may fluctuate. If we are treated as a PFIC for any tax year during which U.S. shareholders hold ordinary shares, certain adverse United States federal income tax consequences could apply to such U.S. holders.

RISKS RELATED TO OUR COMMON STOCK

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the New York Stock Exchange and this low trading volume may adversely affect the price of our common stock.

Our common stock started trading on the New York Stock Exchange under the symbol “CSR” on October 29, 2007. The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the New York Stock Exchange. Reported average daily trading volume in our common stock for the three months immediately prior to March 1, 2010, was approximately 1.1 million shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2009 and December 31, 2009, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $2.47 and $10.24. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

  changes in accounting standards, policies, guidance, interpretations or principles;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

We currently have land use rights to approximately 134,705 square meters of land in various parts of China, including Shenzhen, Shanghai, Chaozhou, Changzhou, Wuhan and Taihe. We use these lands to operate manufacturing facilities, office buildings and a research and development centre. The chart below lists all facilities owned by us.

		Size of the Land	Size of the
Location	Type of Facility	(Square	Building
		Meters)	(Square Meters)

4/F, Building 3, Shaige Technology Park, Futian District, Shenzhen	Office	--	1,252
13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen *	Office	--	2,069
3/F, Block 89, No. 1122, Qin Zhou North Road, Shanghai	Office	--	1,139
No.65 – 12, Xing Gang Rod, Zhong Lou Economic Development District, Changzhou, Jiang Su Province	Office and Manufacturing	19,000	15,646
Shouge Life District, TaiHe, Jiangxi Province	Manufacturing	16,030	--
1/F - 3/F, Block A2, No. 1, Guanshan Road, Donghu New Technology Development District , Wuhan, Hubei Province 1/F - 4/F, Block D3, No. 1, Guanshan Road, Donghu New Technology Development District , Wuhan, Hubei Province	Research and Development	--	2,434
Block 2, Golf Road, Guanlan, Baoan District, Shenzhen	Office	--	701
4/F, No 701, Hua Mao Yuan, Shang Mei Lin, Futian District, Shenzhen	Office	--	145
Gui Feng Road, Guanlan Street, Baoan District, Shenzhen	Office and Manufacturing	14,423	15,782
High and New Technology Zone, Chaozhou Road, Chaozhou City	Office and Manufacturing	37,000	20,000
Gong Chang Road, Guang Ming Street, Baoan District, Shenzhen	Manufacturing	48,252	76,473
No. 5 – 6, Building 28, Linba Road, Shanghai	Office	--	4,448
Zhonglian Building Mogan Shan Road, Gongshu District, Hangzhou	Office and Research and Development	--	1,903
17/F., Yinglong Zhanye Building, Shennan Road, Futian, Shenzhen	Office	--	423
Total		134,705	142,415

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

ITEM 4. RESERVED

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

	Closing Bid Prices
	High	Low
Year Ended December 31, 2009
1st Quarter	$6.45	$2.47
2nd Quarter	8.99	3.75
3rd Quarter	10.24	5.99
4th Quarter	7.82	4.83

Year Ended December 31, 2008
1st Quarter	$21.85	$13.25
2nd Quarter	21.11	13.48
3rd Quarter	17.85	13.02
4th Quarter	13.44	4.38

Approximate Number of Holders of Our Common Stock

On March 1, 2010, there were approximately 3,583 stockholders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Report of Offering of Securities and Use of Proceeds Therefrom

In August 2009, we completed a public offering of our common stock pursuant to a shelf Registration Statement on Form S-3 (Registration No. 333-157292), filed with the SEC on February 12, 2009 (declared effective February 26, 2009) (the “Shelf S-3”), including a base prospectus included therein and a final prospectus supplement filed with the SEC on August 27, 2009. Our net proceeds, after deduction of the placement fee of $1 million and offering expenses of $0.3 million, were approximately $24 million. In October 2009, we completed another public offering pursuant to the Shelf S-3 and received net proceeds of approximately $56 million, after deduction of the placement fee of $2 million and offering expenses of $0.3 million. None of the expense payments were made to the underwriters, to any of our directors, officers or affiliates or to any persons owning 10% or more of any class of our equity securities.

We used some of the net proceeds from the August offering for the restructuring of the convertible notes. We used some of the net proceeds from the October offering for the repurchase of the Tranche A notes. The remaining net proceeds from the offering have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus supplement described above.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2009.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2007, 2008 and 2009 and the selected balance sheet data as of December 31, 2008 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2006 and 2005 and the selected balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(All amounts, except for share and per share amounts, in millions of U.S. dollars)

	2009	2008	2007	2006	2005

Revenues	$580.87	$427.35	$240.19	$106.99	$32.69
Income From Operations	$65.96	$57.46	$42.65	$25.34	$7.48
Net Income	$56.53	$32.57	$35.37	$22.93	$7.27
Income from Operations Per Share
Basic	$1.29	$1.28	$1.14	$0.97	$0.40
Diluted	$1.17	$1.27	$1.10	$0.94	$0.40
Total Assets	$773.56	$574.22	$377.40	$114.44	$29.12
Total Current Liabilities	$242.89	$119.59	$53.21	$22.52	$4.50
Total Long Term Liabilities	$51.30	$150.41	$124.40	$2.01	$--
Net Assets	$479.37	$304.22	$199.80	$89.91	$24.61
Weighted Average Number of Shares Outstanding
Basic	51,317,000	44,721,000	37,369,000	26,053,000	18,521,000
Diluted	56,171,000	45,284,000	38,795,000	26,940,000	18,521,000
Total Equity	$479.37	$304.22	$199.80	$89.91	$24.61
Capital Stock (excluding long term debt and	$0.0068	$0.0049	$0.0043	$0.0032	$0.0022
redeemable preferred stock)
Number of Shares Issued and Outstanding	67,866,730	49,142,592	42,506,150	31,824,938	21,558,000
Dividends Per Share
Basic	$--	$--	$--	$--	$--
Diluted	$--	$--	$--	$--	$--
Net Income Per Share
Basic	$1.10	$0.73	$0.95	$0.88	$0.39
Diluted	$1.01	$0.72	$0.91	$0.85	$0.39

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We manufacture, distribute, install and service surveillance and safety products and systems and develop surveillance and safety related software in China. We generate revenues within three primary operating segments: Installation Segment, Manufacturing Segment, and Distribution Segment. A majority of our revenues is derived from the provision of surveillance and safety packaged solutions which include the products, installation and after-sale service maintenance to our customers. Because the majority of our revenues are derived from installations, they are generally non-recurring. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solution are included for the first year from the date of completion. Our customers may extend our maintenance program after the first year for an additional fee.

Our Manufacturing Segment revenue is primarily derived from the sales of our products, excluding products sold in connection with the installation projects described above. The acquisitions of: Hongtianzhi, HiEasy, and Minking in 2007; the acquisitions of Stonesonic, Longhorn and DIT in 2008; and the acquisition of Coson in 2009 collectively expanded and are expected to continue to expand our manufacturing business. We sell our cameras, DVRs, software, alarm systems, access control systems, and other products to various vendors primarily in China. Although we have sold a small number of manufactured products internationally, we do not anticipate that the international market will be a significant source of revenues for us in the foreseeable future.

Our customers are primarily comprised of: (1) governmental entities, such as customs agencies, courts, public security bureaus, and prisons; (2) non-profit organizations, including schools, museums, sports arenas, and libraries; and (3) commercial entities, such as airports, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment venues.

Our sales network covers most of China’s populated areas, and we do not rely on any particular region for our business. Our subsidiaries collectively have more than 140 branch offices and distribution points.

Recent Developments

On February 3, 2010, the Company held a special meeting of stockholders at which stockholders approved an amendment to the Company’s 2007 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock issuable thereunder from 8,000,000 to 12,000,000, and to extend the term of the Plan to February 7, 2017.

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

We are actively pursuing near-term acquisition prospects and other strategic opportunities. In 2009, we successfully acquired Coson. We have also recently announced plans to acquire, Shanghai Forever Security Co., Ltd. (“SFSC”), Beijing Emergency Security Service Center for Maintenance and Repair (“BESC”), Santachi Video Technology Co., Ltd. (“Santach”), Zhejiang Loyal Co., Ltd. (“Zhejiang Loyal”), Anhui Guangcheng Technology Co., Ltd. (“Anhui Guangcheng”), and Shanghai Nanxiao Fire Protection Engineering Equipment Co., Ltd. (“Shanghai Nanxiao”). We also plan to establish a cooperation agreement with Beijing Aurine Yingke Intelligent System Integration Co. Ltd. (“Yingke”).

SFSC is a security service company based in Shanghai. With its call center, digital supervision alarm system and guard dispatch and patrol vehicles, it provides safety and surveillance monitoring and alarm responses.

BESC is a safety and surveillance emergency maintenance services provider based in Beijing, authorized by the local government and the Beijing Security Industry Association. It is the only company in Beijing approved by the Beijing Municipal Administration for Industry and Commerce to engage in maintenance and repair services for safety and surveillance systems related to specific government projects. Its services include the provision of emergency maintenance services, routine maintenance services, and consulting services.

Santachi is devoted to the development, manufacturing, sales, material requisition, custom engineering and post-sale service of a full range of electronic surveillance products and focuses on surveillance solutions for highways and railways nationwide.

Zhejiang Loyal is engaged primarily in the design and installation of fire safety auto-alarm networking systems. It also provides fire monitoring and management services to customers in its network. It has constructed and now administers one central monitoring center in Hangzhou city and regional sub-centers in 11 cites in Zhejiang province in China.

Anhui Guangcheng focuses on providing total solutions and applications to the intelligent transportation industry. In conjunction with the Ministry of Transport of the PRC, Anhui Guangcheng participates in the development of the National Intelligent Transportation Networking Standards.

Shanghai Nanxiao is a fire safety solution provider and equipment manufacturer. It engages primarily in the development, installation, inspection and maintenance of a number of building fire safety auto-alarm and extinguishing systems. Shanghai Nanxiao also markets and sells fire safety products and offers technical consultation for fire safety projects.

Yingke is a company specializing in the design and installation of devices and facilities for closed-circuit monitoring, theft alarms, public broadcasting, meeting and simultaneous interpretation, automatic control system in buildings, electronic card lock, highway toll collection, and fire control.

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

We also face the long-term challenge of maintaining our rapid growth. In addition to maintaining the growth of our existing businesses, we employ an acquisition strategy. In addition, to promote the continued growth of the Company, we plan to explore other areas related to the surveillance and safety industry (including, but not limited to, the fire and alarm sectors, access control, and related surveillance and safety services) and recurring revenue business models within our existing business sectors.

Reportable Operating Segments

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. We reported financial and operating information in the following three segments in 2009:

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

2009 Financial Performance Highlights

We continued to experience strong demand for our products and services and growth in our revenues in 2009. The surveillance and safety product market in China continued to expand in 2009 due, in part, to several programs and regulatory initiatives of the Chinese government, such as State Ordinance 458 and the Safe City program, which requires many public places, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars, and discotheques, to install security systems. In addition, economic development in China and the general rise in affluence of the population of China also contributed to increased demand for surveillance and safety products within various industries and organizations, such as residential estates, factories and shopping centers. Our financial results also benefited from the consolidation of Coson acquired in 2009, which contributed approximately $5.11 million in revenue, accounting for approximately 0.9% of the total revenues of 2009. In 2009, we also restructured the two outstanding 1% Guaranteed Senior Unsecured Convertible Notes Due 2012 (the “Existing Notes”) into zero coupon interest notes which resulted in a non-cash gain on modification of convertible notes of $9.32 million. We believe the restructuring of the notes will strengthen our balance sheet and enhance our capital structure.

The following are some financial highlights for 2009:

  Revenues: Revenues increased $153.52 million, or 35.9%, to $580.87 million in 2009, from $427.35 million in 2008.

  Gross margin: Gross margin was 24.6% in 2009, compared to 28.2% in 2008.

  Income from operations: Income from operations increased $8.50 million, or 14.8%, to $65.96 million in 2009, from $57.46 million in 2008.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 11.3% in 2009, compared to 13.4% in 2008.

  Net income: Net income increased $23.96 million, or 73.6%, to $56.53 million in 2009, from $32.57 million in 2008.

  Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 9.7% in 2009, compared to 7.6% in 2008. The decrease was primarily due to non-cash expenses.

  Fully diluted net income per share: Fully diluted net income per share was $1.01 in 2009, as compared to $0.72 in 2008.

  Non-cash expenses: Non-cash expenses included (i) the redemption accretion on convertible notes of $14.85 million, (ii) depreciation and amortization of $12.74 million, and (iii) non-cash employee compensation expense of $18.09 million in 2009. However, due to the restructuring of the Existing Notes, we recorded a non-cash gain on modification of convertible notes of $9.32 million in 2009. As a result, total non-cash expenses (including non-cash gain) were $36.36 million, representing an decrease of $6.61 million, or 15.4%, from $42.97 million in 2008.

Our net income, as reported in our results of operations in fiscal years 2009, 2008 and 2007, was approximately $56.53 million, $32.57 million, and $35.37 million, respectively. Our net income was materially impacted by: depreciation and amortization of long-lived assets in the subsidiaries we acquired; non-cash employee compensation recognized pursuant to Accounting Standard Codification (“ASC”) 718, previously Statement of Financial Accounting Standards (“SFAS”) No. 123(R); redemption accretion on convertible notes we issued in February and April 2007; and gain on modification of convertible notes. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation, redemption accretion on convertible notes and gain on modification of convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash expenses for the years ended December 31, 2009, 2008 and 2007.

(All amounts in millions of U.S. dollars)

Non-cash expenses (income)	2009	2008	2007
Depreciation and amortization	$11.73	$8.73	$4.82
Depreciation and amortization (included in cost of goods sold)	1.01	0.76	0.22
Non-cash employee compensation	18.09	13.84	4.16
Redemption accretion on convertible notes	14.85	19.64	13.70
Gain on modification of convertible notes	(9.32)	--	--
Total	$36.36	$42.97	$22.90

Results of Operations

The following table sets forth key components of our results of operations for the years ended December 31, 2009, 2008 and 2007, in dollars and as a percentage of revenues.

(All amounts, other than percentages, in millions of U.S. dollars)

	2009		2008		2007
	In	As a % of	In	As a % of	In	As a % of
	Millions	Revenues	Millions	Revenues	Millions	Revenues
Revenues	$580.87	100.0%	$427.35	100.0%	$240.19	100.0%
Cost of goods sold (including depreciation and amortization amounted $1.01 million, $0.76 million, and $0.22 million for 2009, 2008 and 2007, respectively)	(438.00)	75.4%	(306.81)	71.8%	(170.65)	71.1%
Gross profit	142.87	24.6%	120.54	28.2%	69.54	28.9%
Selling and marketing	(12.50)	2.2%	(12.06)	2.8%	(5.62)	2.3%
General and administrative	(34.59)	6.0%	(28.45)	6.7%	(12.29)	5.1%
Non-cash employee compensation	(18.09)	3.1%	(13.84)	3.3%	(4.16)	1.7%
Depreciation and amortization	(11.73)	2.0%	(8.73)	2.0%	(4.82)	2.0%
Income from operations	65.96	11.3%	57.46	13.4%	42.65	17.8%
Other income	2.71	0.5%	2.46	0.6%	3.39	1.3%
Interest expense, cash	(4.88)	0.8%	(2.13)	0.5%	(1.31)	0.5%
Redemption accretion on convertible notes	(14.85)	2.6%	(19.64)	4.6%	(13.70)	5.7%
Gain on modification of convertible notes	9.32	1.6%	--	--	--	--
Gain on disposal of land use right and properties	--	--	--	--	13.63	5.7%
Income before income taxes	58.26	10.0%	38.15	8.9%	44.66	18.6%
Income taxes	(1.73)	0.3%	(5.58)	1.3%	(9.29)	3.9%
Net income	$56.53	9.7%	$32.57	7.6%	$35.37	14.7%

Revenues

Our revenues are generated from system installations and manufacturing and distribution of surveillance and safety products. We experienced strong growth in revenues in 2009. Revenues increased $153.52 million, or 35.9%, to $580.87 million in 2009 from $427.35 million in 2008. The increase in revenues was mainly attributable to growth in the surveillance and safety market in China, the increased market demand for our products, our increased brand recognition, and the acquisition of Coson in 2009. Our strategic efforts to increase our distribution channels during 2008 and 2009 and adequate working capital from financings also allowed us to successfully take advantage of the growth in market demand in the last fiscal year.

After the acquisition of Coson closed in January 2009, we consolidated the financial results of Coson since January 2009, which contributed $5.11 million in revenues in 2009. After Stonesonic, Longhorn and Guanling became our wholly owned subsidiaries, we consolidated the financial results of Stonesonic, Longhorn and Guanling beginning in the second quarter of 2008. We consolidated the financial results of Jin Lin and DIT from the third and fourth quarters of 2008, respectively. These five companies collectively contributed $56.41 million to our revenues in 2009 in total. As the acquisitions of Hongtianzhi, HiEasy, Minking, Tsingvision, Stonesonic, Longhorn, Guanling and Jin Lin have all surpassed the one year anniversary, we have included the revenues contributed by these companies in our organic growth for the fourth quarter of 2009.

The following table shows the components of revenues recognized in 2009:

(In millions of U.S. dollars)
Revenues from the Installation Segment recognized from installation contracts signed before 2009	$88.54
Revenues from the Installation Segment recognized from installation contracts signed in 2009	$353.83
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in 2009	$87.55
Revenues from the Distribution Segment recognized from sales contracts signed in 2009	$50.95
Total revenues recognized in 2009	$580.87
Revenues deferred	$1.87
Backlog of contracts for system installation and manufacturing of surveillance and safety products signed before December 31, 2009 (1)	$192.85

(1)	We have not included letters of intent, framework agreements and various other agreements in our backlog numbers as they are subject to final binding agreements to be entered into at later dates.

The following table shows the different segments comprising our total revenues over each of the past three fiscal years.

(All amounts, except percentage of revenues, in millions of U.S. dollars)

Revenues	2009		2008		2007
Installation Segment	$442.37	76.1%	$311.59	72.9%	$159.25	66.3%
Manufacturing Segment	87.55	15.1%	78.56	18.4%	80.94	33.7%
Distribution Segment	50.95	8.8%	37.20	8.7%	-	-
Total	$580.87	100.0%	$427.35	100.0%	$240.19	100.0%

In fiscal years 2009, 2008 and 2007, our Installation Segment generated revenues of $442.37 million, $311.59 million and $159.25 million which represented 76.1%, 72.9% and 66.3% of our total revenues, respectively. Such dollar increase in revenues was mainly due to the following factors: First, demand for surveillance and safety products has grown in China, which we attribute in part to the general rise in affluence of the population of China. The increased demand within various industries and organizations, such as residential estates, factories and shopping centers also contributed to increased demand for surveillance and safety products. Second, the Chinese government initiated several programs and regulatory initiatives during 2006, such as State Ordinance 458 and the “Plan 3111” program, which require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars, and discotheques to install surveillance and safety systems. Third, our strategic efforts to increase our distribution channels in 2008 allowed us to successfully take advantage of the growth in market demand in 2009. Fourth, in November 2008, the Chinese government announced an economic stimulus package to invest RMB 4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. Fifth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition also contributed to the growth in revenues.

For the years ended December 31, 2009, 2008 and 2007, our Manufacturing Segment generated revenues of $87.55 million, $78.56 million, and $80.94 million, representing 15.1%, 18.4% and 33.7% of our total revenues, respectively. The decrease in percentage of revenues from the Manufacturing Segment in 2009 was primarily a result of our competitors decreasing their selling prices.

In 2009, our Distribution Segment generated revenues of $50.95 million, representing 8.8% of our total revenues, as compared to $37.20 million in 2008, representing 8.7% of our total revenues. The increase in revenue was primarily due to a decrease of selling prices due to market competition which, in turn, increased sales volume.

Management believes that revenues from the Installation Segment will continue to be our major revenue source for the next few years. As a result of our recent acquisitions of Stonesonic, Longhorn, Guanling, Jin Lin, DIT, Coson, and other planned acquisitions for the Manufacturing and Distribution Segments, management believes that the percentage of revenues from the Manufacturing Segment and the Distribution Segment will increase in the future.

Management expects growth in all three segments to remain strong in the remainder of 2010 due to: (i) continued growth in the surveillance and safety market both within the corporate and government sectors, (ii) adequate capitalization of the Company to fuel its growth, (iii) strong branding and profiling in China, and (iv) an acquisition strategy intended to boost our market share and competitiveness. At the meantime, due to higher emphasis on cost controls by many of our corporate customers, we recently experienced price erosions in our corporate segment. As such, while we continue to project healthy demand and revenue growth over the next 12 months, we plan to focus on further integrating our operations and generating greater synergies across our portfolio of technologies, products, and subsidiaries. We also plan to focus on increasing our manufacturing and administrative efficiencies through targeted cost savings initiatives.

Cost of Goods Sold

Our cost of goods sold primarily consists of the costs of our raw materials, labor and overhead. Cost of goods sold for the year ended December 31, 2009 increased by 42.8% to $438.00 million, as compared to $306.81 million for the year ended December 31, 2008. This dollar increase was primarily attributable to the increase of our revenues in 2009, as discussed above.

The following table shows the segment components of cost of goods sold for each of the past three fiscal years.

(All amounts in millions of U.S. dollars)
Cost of goods sold	2009		2008		2007
Installation Segment	$330.77	75.5%	$226.48	73.8%	$113.23	66.4%
Manufacturing Segment	63.30	14.5%	52.82	17.2%	57.42	33.6%
Distribution Segment	43.93	10.0%	27.51	9.0%	-	-
Total	$438.00	100.0%	$306.81	100.0%	$170.65	100.0%

The cost of goods sold related to the Installation Segment increased by $104.29 million, or 46.0% to $330.77 million in 2009, as compared to $226.48 million in 2008 and 66.4% in 2007. The increase was mainly due to the fact that the number of installation projects increased. The cost of goods sold related to the Manufacturing Segment represented approximately 14.5% of total cost of goods sold in 2009 as compared to 17.2% in 2008 and 33.6% in 2007. The percentage decrease was mainly because the Manufacturing Segment concentrated on the development of Industrial Park. The cost of goods sold related to our Distribution Segment accounted for approximately 10.0% of our total cost of goods sold in 2009 as compared to 9.0% in 2008.

Gross Profit and Gross Margin

Our gross profit was $142.87 million, $120.54 million and $69.54 million in 2009, 2008 and 2007, respectively. Between fiscal years 2009, 2008, and 2007, we were able to maintain gross margins between approximately 24.6%, 28.2% and 28.9%. The following table shows gross margin by segment for each of the past three fiscal years.

Gross profit margin	2009	2008	2007
Installation Segment	25.2%	27.3%	28.9%
Manufacturing Segment	27.7%	32.8%	29.1%
Distribution Segment	13.7%	26.1%	--
Total	24.6%	28.2%	28.9%

For the year ended December 31, 2009, gross margins of the Installation Segment, Manufacturing Segment and Distribution Segment were approximately 25.2%, 27.7% and 13.7%, respectively, compared to 27.3%, 32.8% and 26.1% in 2008. The decrease in our gross margin was primarily driven by the decrease of selling price and declining margins from smaller scale projects resulting primarily from our efforts in maintaining market share and expansion of customer base.

For the year ended December 31, 2008, gross margins of the Installation Segment and Manufacturing Segment were approximately 27.3% and 32.8%, respectively, compared to 28.9% and 29.1% in 2007. Gross margin of our Distribution Segment was 26.1% for the year ended December 31, 2008. The slightly lower gross margin with respect to the Installation Segment was primarily due to a gradual increase in the size of its contracts. The increase in gross margin with respect to the Manufacturing Segment was primarily driven by the increased bargaining power in purchase of raw materials resulting from the economies of scale.

Selling and Marketing Expenses

Our selling and marketing expenses are composed primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs.

Our selling and marketing expenses increased $0.44 million, or 3.6%, to $12.50 million in 2009 from $12.06 million for 2008. This dollar increase was primarily attributable to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson and which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses decreased to 2.2% for 2009 from 2.8% for 2008. The percentage decrease was mainly due to our increased efforts in cost saving.

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

Our general and administrative expenses increased $6.14 million, or 21.6%, to $34.59 million for the year ended December 31, 2009 from $28.45 million for the year ended December 31, 2008. As a percentage of revenues, general and administrative expenses decreased to 6.0% for the year ended December 31, 2009 from 6.7% for the same period in 2008. The dollar increase was mainly due to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson, the hiring of additional staff, the increased costs in connection with improving our internal controls and professional expenses of the newly acquired subsidiaries when they became part of a public reporting company.

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

Non-Cash Employee Compensation

Non-cash employee compensation by segment for the years ended December 31, 2009, 2008 and 2007 is as follows:

(All amounts in millions of U.S. dollars)
Non-cash employee Compensation	2009		2008		2007
Installation Segment	$2.15	11.9%	$1.88	13.6%	$1.13	27.2%
Manufacturing Segment	3.31	18.3%	2.55	18.4%	1.27	30.5%
Distribution Segment	1.43	7.9%	1.38	10.0%	--	--
Corporate and other	11.20	61.9%	8.03	58.0%	1.76	42.3%
Total	$18.09	100.0%	$13.84	100.0%	$4.16	100.0%

Effective February 7, 2007, our board of directors adopted the Plan which was subsequently amended in February 2010. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units, and performance shares. A total of 12,000,000 shares of our common stock may be issued under our Plan. The Plan has a 10-year term. In 2009, we granted a total of 1,956,319 shares of restricted stock to our directors, employees and consultants under our Equity Incentive Plan. As a result, such compensation increased to $18.09 million in 2009 from $13.84 million in 2008. These shares will vest over a period of four or five years.

In 2008, we granted an aggregate of 3,046,057 shares of restricted stock pursuant to the Equity Incentive Plan to our employees and consultants. As a result, such compensation increased to $13.84 million in 2008 from $4.16 million in 2007. These shares will vest over a period of four or five years.

Depreciation and Amortization

Depreciation and amortization costs increased $3.25 million, or 34.2%, to $12.74 million (including $1.01 million of depreciation and amortization costs included in cost of goods sold) in 2009 from $9.49 million (including $0.76 million of depreciation and amortization costs included in cost of goods sold) in 2008. As a percentage of revenues, depreciation and amortization expenses remained at 2.2% for the year ended December 31, 2009. This increase was primarily due to the increased amortization cost of intangible assets resulting from the acquired subsidiaries.

Depreciation and amortization costs increased $4.45 million, or 88.3%, to $9.49 million (including $0.76 million of depreciation and amortization costs included in cost of goods sold) in 2008 from $5.04 million (including $0.22 million of depreciation and amortization costs included in cost of goods sold) in 2007. This increase was primarily due to our recent corporate acquisitions. As a percentage of revenues, depreciation and amortization expenses remained stable at 2.2% in 2008 as compared to 2.1% in 2007.

Income from Operations

Income from operations increased by 14.8%, or $8.50 million to $65.96 million in 2009 compared to $57.46 million in 2008.

The following table shows the different segments comprising our income from operations for each of the past three fiscal years.

(All amounts, except percentage of income from operations, in millions of U.S. dollars)
Income from operations	2009		2008		2007
Installation Segment	$93.18	141.3%	$71.66	124.7%	$35.27	82.7%
Manufacturing Segment	1.27	1.9%	7.41	12.9%	13.43	31.5%
Distribution Segment	(1.67)	-2.5%	0.90	1.6%	-	-
Corporate and other	(26.82)	-40.7%	(22.51)	-39.2%	(6.05)	-14.2%
Total	$65.96	100.0%	$57.46	100.0%	$42.65	100.0%

Income from operations related to the Installation Segment increased 30.0%, or $21.52 million, to $93.18 million in 2009, compared to $71.66 million in 2008. This increase was mainly due to higher demand for total one-stop-shop installations from customers. We completed more projects to expand our market share.

Income from operations related to the Installation Segment increased 103.2%, or $36.39 million, to $71.66 million in 2008, compared to $35.27 million in 2007. Such increase was mainly due to the higher demand for the one-stop-shop installations from customers. We finished more projects than expected in 2008.

Income from operations related to the Manufacturing Segment decreased 82.9%, or $6.14 million, to $1.27 million in 2009, compared to $7.41 million in 2008. This decrease was mainly due to the increased depreciation and amortization and non-cash compensation expenses for the employees of subsidiaries we acquired in the past.

Income from operations related to the Manufacturing Segment decreased 44.8%, or $6.02 million, to $7.41 million in 2008, compared to $13.43 million in 2007. The Manufacturing Segment concentrated on developing the Industry Park for future development since we moved into the Industry Park in the third quarter of 2008.

Loss from operations related to the Distribution Segment was $1.67 million for 2009, compared with to income from operations $0.90 million in 2008. Such decrease was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company.

We also provide general corporate services to our segments. Costs attributable to these services are reported as corporate and other expenses. These costs include amortization, depreciation, and non-cash compensation for employees. In fiscal years 2009, 2008 and 2007, we incurred $26.82 million, $22.51 million and $6.05 million in corporate and other expenses, respectively. The increase was mainly due to the increase of non-cash employee compensation discussed above, and professional expenses related to the costs of integrating our subsidiaries into our public reporting company system.

Other Income

Our other income increased $0.25 million, or 10.2%, to $2.71 million in 2009 from $2.46 million in 2008. This increase was mainly due to a one-time subsidy amounted $0.76 million received from local government.

Our other income decreased $0.93 million, or 27.4%, to $2.46 million in 2008 from $3.39 million in 2007. As a percentage of revenues, other income decreased to 0.6% in 2008 from 1.3% in 2007. Such other income was primarily generated from our receipt of rental income from related parties, and the land use rights and buildings generating such rental income were disposed of in 2007.

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

Interest Expense, Cash (Excluding Redemption Accretion on Convertible Notes)

In 2009, we incurred 10 bank loans from local Chinese banks. Interest expenses in 2009 were $4.88 million, as compared to $2.13 million in 2008. For the Existing Notes, we paid $0.83 million interest in 2009. As discussed in more detail below, we incurred $1.25 million for Tranche B Notes in 2009. Interest expenses in 2008 were $2.13 million, as compared to $1.31 million in 2007. Such increase was primarily due to the increase in the outstanding balances of our bank loans and obligations under product financing arrangements for our operations.

Redemption Accretion on Convertible notes

Redemption accretion on convertible notes in 2009 was $14.85 million, as compared to $19.64 million in 2008 and $13.70 million in 2007. We raised $110 million from the issuance of the Existing Notes in February and April 2007 to finance our acquisitions. The redemption accretion on Existing Notes will not be repaid if the Existing Notes are converted into shares of our common stock before their respective maturities. As described in more details below, on September 2, 2009, we restructured the Existing Notes into two new zero coupon interest notes and the Existing Notes were retired.

Gain on modification of convertible notes

On September 2, 2009, we restructured the Existing Notes into two notes: the Tranche A Notes and the Tranche B Notes (the "New Notes").

We determined that the restructuring of the convertible debt was an exchange of debt instruments with substantially different terms, since the present value of cash flows under the terms of the new debt instruments were more than 10% different from the present value of the remaining cash flows under the terms of the original debt instruments. Therefore, we accounted for the restructuring as an extinguishment of the original debt instruments. On September 2, 2009, the carrying amount of the original debt instruments was approximately $158.19 million (including accrued redemption interest of approximately $48.19). We determined, based on a third party valuation, that the fair values of the new Tranche A Notes and Tranche B Notes were approximately $47.50 million and $78.44 million, respectively, or $125.94 million in total. The gain on the transaction was determined as follows:

(All amounts in millions of U.S. dollars)

Net carrying amount of the original debt instruments	$158.19
Reacquisition price:
Fair value of the new debt instruments	125.94
Cash consideration	5.00
Value of common stock given	17.93
$148.87
Gain	$9.32

The Tranche A Notes had a principal amount of $50 million, zero coupon interest and a fair value of $47.50 million, resulting in a debt discount of $2.50 million and an effective interest rate of approximately 3%. The notes mature on September 2, 2012. We will repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 25%, 25% and 50% of the principal amount to be repaid in the first, second and third year, respectively. The conversion price will be $10 per share initially, subject to customary conversion price adjustments, anti-dilution protections and a one-time price reset on March 2, 2011(the “Reset Date”) based on the volume weighted average price of our shares during the 45 trading days immediately preceding the Reset Date, provided that the conversion price shall be adjusted to no lower than $6.00 per share. On October 22, 2009, we entered into a notes purchase agreement with Citadel pursuant to which we had agreed to repurchase the Tranche A Notes for a total consideration of $47.50 million. We paid $27 million on October 30, 2009 and $20.50 million on November 16, 2009.

The Tranche B Notes have a principal amount of $84 million, zero coupon interest and a fair value of $78.44 million, resulting in a debt discount of $5.56 million and an effective interest rate of approximately 5%. The notes mature on September 2, 2012. We will repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 46%, 46% and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. We will be entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The New Notes are guaranteed by our significant subsidiaries to the extent permitted under the applicable laws.

We have recorded $1.25 million of debt discount ammortizaion related to the Tranche B Notes in 2009. Such amount is included in interest expense.

Income Before Income Taxes

Our income before income taxes increased $20.11 million, or 52.7%, to $58.26 million in 2009 from $38.15 million in 2008. As a percentage of revenues, income before income taxes increased to 10.0% from 8.9% for 2008. Such dollar and percentage increase was primarily due to the increase of revenue and the non-cash gain of $9.32 million resulting from the gain on modification of the Existing Notes as discussed above.

Our income before income taxes decreased $6.51 million, or 14.6%, to $38.15 million in 2008 from $44.66 million in 2007. As a percentage of revenues, income before income taxes decreased to 8.9% in 2008 from 18.6% in 2007. Such percentage decrease was primarily due to a $13.63 million gain on disposal of land use rights and properties in 2007 and the increased non-cash expenses in 2008, including the redemption accretion on convertible notes, depreciation and amortization, and non-cash employee compensation, as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income for the year ended December 31, 2009.

Our wholly owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Before January 1, 2008, foreign invested enterprises (“FIEs”) established in the PRC were generally subject to an enterprise income tax (“EIT”) rate of 33%, which included a 30% state income tax and a 3% local income tax. FIEs established in Shenzhen Special Economic Zone, such as our Chinese subsidiary, Golden, and certain high-technology companies were subject to a reduced tax rate. On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law (“EIT Law”), and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the EIT, and its associated preferential tax treatments, beginning January 1, 2008.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25%.

Our subsidiary, Golden, was subject to an EIT rate of 15% for the fiscal year 2009. Hongtianzhi is located in Shenzhen and its 2009 EIT rate was 20% because it received a lower tax rate as a high-technology company. Cheng Feng, HiEasy, Minking, and Stonesonic were each subject to an EIT rate of 15% in 2009 due to their high-technology or software company status. Longhorn is located in Shenzhen and its 2009 EIT rate was 10% because it received a lower tax rate as a high-technology company. Coson and Zhuhai DIT Digital Technology Limited each were subject to an EIT rate of 20% in 2009 due to their high-technology company status. Tsingvision and Jin Lin were subject to an EIT rate of 12.5% in 2009 due to their software company status. Guanling was subject to an EIT rate of 25% in 2009. CSST PRC was exempted from EIT in 2009.

Our income taxes decreased $3.85 million to $1.73 million in 2009 from $5.58 million in 2008 and $9.29 million in 2007. We fully utilized the tax exemption for our subsidiary, CSST PRC, which was incorporated in 2006. During 2009, we applied for a rate change for certain subsidiaries. This application was approved by the PRC tax authority in 2009. Additionally, we were allowed to apply this rate to reduce the subsidiaries' 2008 tax liability. This resulted in a reduction of income taxes of approximately $0.69 million.

Net Income

Net income increased $23.96 million, or 73.6%, to $56.53 million for the year ended December 31, 2009 from $32.57 million in 2008. As a percentage of revenues, net income attributable to the Company increased to 9.7% in 2009 from 7.6% in 2008. This percentage increase was mainly due to the revenue increase and the gain on modification of convertible notes of $9.32 million, as discussed above.

Net income decreased $2.80 million, or 7.9%, to $32.57 million in 2008 from $35.37 million in 2007. As a percentage of revenues, net income decreased to 7.6% in 2008 from 14.7% in 2007. This percentage decrease was mainly due to the increase in non-cash expenses and the $13.63 million non-recurring gain on the disposal of land use rights and properties in 2007, as discussed above.

Foreign Currency Translation Losses/Gains

Our operating subsidiaries are located in China. Our operating subsidiaries purchase substantially all products and render all services in China, and receive payments from customers in China using RMB as the functional currency. We do not engage in currency hedging.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for fiscal years 2009, 2008 and 2007.

In 2009, we implemented the exchange rates of 6.83, 6.83, and 8.07 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $1.60 million foreign currency translation loss. In 2008, we implemented the exchange rates of 6.83, 6.92, and 8.07 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $17.29 million foreign currency translation gain. In 2007, we implemented the exchange rates of 7.30, 7.59 and 8.07 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $9.66 million foreign currency translation gain.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $154.48 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

CASH FLOW
(All amounts in millions of U.S. dollars)

	Years Ended December 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$52.60	$(39.10)	$16.98
Net cash used in investing activities	(19.49)	(23.37)	(82.97)
Net cash provided by financing activities	75.54	13.54	120.67
Effect of exchange rate changes on cash	(1.95)	7.64	3.40
Net cash inflow (outflow)	$106.70	$(41.29)	$58.08

Operating Activities:

Net cash provided by operating activities was $52.60 million in 2009, an increase of $91.70 million from $39.10 million net cash used in operating activities in 2008. The increase in net cash provided by operating activities in 2009 was primarily due to decreases in inventories and increase in accounts and bills payable.

Net cash used in operating activities was $39.10 million in 2008, an increase of $56.08 million from $16.98 million net cash provided by operating activities in 2007. The increase in net cash used in operating activities in 2008 was primarily due to increases in inventories and accounts receivable during 2008.

Investing Activities:

Our main uses of cash for investing activities during the year ended December 31, 2009 were acquisitions of plant and equipment, deposits for the acquisition of subsidiaries and payment for the acquisition of subsidiaries.

Net cash used in investing activities in 2009 was $19.49 million, which is a decrease of $3.88 million from net cash used in investing activities of $23.37 million in 2008. This decrease was primarily due to decrease of additions to plant and equipment and the decreased deposits for acquisitions of subsidiaries in 2009.

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

We closed the acquisitions of Stonesonic, Longhorn and Guanling in April 2008. We also closed the acquisitions of Jin Lin and DIT in the third and fourth quarter of 2008, respectively. In 2009, we closed the acquisition of Coson. In addition, we signed letters of intent to acquire SFSC, BESC, Santachi, Zhejiang Loyal, Anhui Guangcheng and Shanghai Nanxiao in 2009 and Yingke in 2008. Pursuant to these letters of intent, the consideration for these six intended acquisitions will be paid in cash and equity. Consummation of these three acquisitions is subject to customary closing conditions, including the execution of definitive agreements and receipt of governmental approval. We expect to finance part of the cash portion of the purchase price with the net proceeds from our $80.18 million equity financings closed in 2009.

Financing Activities:

Net cash provided by financing activities in 2009 totaled $75.54 million as compared to net cash provided by financing activities of $13.54 million in 2008. The net cash provided by financing activities was mainly attributable to funds raised from equity financing, additional bank loans and obligation under product financing arrangements raised in 2009. During 2009, we issued a total 13,415,148 shares of common stock for aggregate purchase prices of $80.18 million. In addition, we restructured the Existing Notes and paid $52.50 million to Citadel in connection with the restructuring of the Existing Notes and repurchase of the Tranche A Notes.

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

Loan Facilities

As of December 31, 2009, the amount, maturity date and duration of each of our bank loans and obligation under products financing arrangements were as follows:

(All amounts in millions of U.S. dollars)
Lender	Amount	Maturity Date	Duration

A Financial Institution	$0.73	February 2013	4 years
A Financial Institution	6.78	September 2012	3 years
A Financial Institution	4.22	July 2011	3 years
Agricultural Bank of China	2.93	September 2010	9 months
Agricultural Bank of China	2.93	October 2010	10 months
Bank of Ningbo	4.39	December 2010	1 year
Industrial and Commercial Bank	7.32	November 2010	1 year
Shenzhen Development Bank	2.93	September 2010	1 year
China Construction Bank	4.39	August 2010	1 year
China Everbright Bank	5.86	May 2010	1 year
Shanghai PuDong Development Bank	11.72	April 2010	1 year
China Merchants Bank	7.32	April 2010	1 year
China Merchants Bank	7.32	February 2010	1 year

Total	$68.84

In September 2009, we entered into product financing arrangements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.46% on inventory financings. We borrowed RMB50 million (approximately $7.32 million).

The loans expire in September 2012, and payments are due at the end of each quarter. As of December 31, 2009, the outstanding liability relating to this loan was RMB46.30 million (approximately $6.78 million).

In February 2009, we entered into product financing arrangements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10.5% on inventory financings. We borrowed RMB7.11 million (approximately $1.04 million). The loans expire in February 2013, and payments are due at the end of each quarter. As of December 31, 2009, the outstanding liability relating to this loan was RMB4.96 million (approximately $0.73 million).

In July 2008, we entered into product financing arrangements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10% on inventory financings. We borrowed RMB53 million (approximately $7.85 million). These loans mature in July 2011. The interest is payable at the end of each quarter. As of December 31, 2009, the outstanding liability relating to these arrangements was RMB28.80 million (approximately $4.22 million).

On December 25, 2009, we entered into a loan agreement with Bank of Ningbo. We borrowed RMB30 million (approximately $4.39 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in December 2010. The loan is guaranteed by our CEO, and one of our subsidiaries.

On December 11, 2009, we entered into a loan agreement with Agricultural Bank of China. We borrowed RMB20 million (approximately $2.93 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in September 2010 and paid in January 2010. The loan is guaranteed by our CEO, our COO and one of our subsidiaries, and is collateralized by the land use right and properties of a subsidiary.

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. We borrowed RMB20 million (approximately $2.93 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in October 2010 and paid in January 2010. The loan is guaranteed by our CEO, our COO and one of our subsidiaries, and is collateralized by the land use right and properties of a subsidiary.

On November 6, 2009, we entered into a loan agreement with Industrial and Commercial Bank. We borrowed RMB50 million (approximately $7.32 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by three of our subsidiaries, and is collateralized by the land use right and property of a subsidiary.

On September 30, 2009, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB20 million (approximately $2.93 million) with an annual interest rate equal to 105% of benchmark lending rate (5.58% as of December 31, 2009), with interest payable on the 20th of each month. The loan is due in September 2010. The loan is guaranteed by our CEO and our two subsidiaries, and is collateralized by the property of a subsidiary.

On August 13, 2009, we entered into a loan agreement with China Construction Bank. We borrowed RMB30 million (approximately $4.39 million) with an annual interest rate equal to 5.58%, with interest payable on the 20th of each month. The loan is due in August 2010. The loan is collateralized by the property of a subsidiary.

On May 20, 2009, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40 million (approximately $5.86 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in May 2010. The loan is guaranteed by our CEO, one of our subsidiary, and Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd.

On April 15, 2009, we entered into a loan agreement with Shanghai PuDong Development Bank. We borrowed RMB80 million (approximately $11.72 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2010. The loan is collateralized by the properties of two subsidiaries.

On April 1, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50 million (approximately $7.32 million) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of December 31, 2009), with interest payable on the 20th of each month. The loan is due in April 2010. The loan is guaranteed by our CEO, his wife, and our subsidiaries, and is collateralized by the land use right of a subsidiary.

On February 25, 2009, we entered into a loan agreement with China Merchants Bank. The Company borrowed RMB60 million (approximately $8.79 million) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of December 31, 2009). The loan is due in February 2010 and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the land use right of a subsidiary. RMB10 million (approximately $1.47 million) and RMB9 million (approximately $1.32 million) were repaid in March 2009 and January 2010, respectively.

The Tranche B notes had a principal amount of $84.00 million, zero coupon interest and a fair value of $78.44 million, resulting in a debt discount of $5.56 million and an effective interest rate of approximately 5%. The notes mature on September 2, 2012. We are to repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 46%, 46%, and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. We will be entitled to redeem the New Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the New Notes to be redeemed, plus default interest, if any. The New Notes are guaranteed by our significant subsidiaries to the extent permitted under the applicable laws.

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

Contractual Obligations

Below is a table which sets forth our contractual obligations as of December 31, 2009:

(All amounts in millions of U.S. dollars)

Payments due by period
		Less than			More
		1			than 5
	Total	year	1-3 years	3-5 years	years
Debt Obligations	$154.25	$101.84	$52.41	$--	$--
Operating Lease Obligations	0.81	0.35	0.46	--	--
Total	$155.06	$102.19	$52.87	$--	$--

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

  Basis of Consolidation - The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidation.

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

  Fair value measurement - ASC 820 “Fair Value Measurements and Disclosures”, previously SFAS No.157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

At December 31, 2009, we have no financial assets or liabilities subject to recurring fair value measurements. During the year ended December 31, 2009, we completed a business acquisition in which nonfinancial assets and nonfinancial liabilities were initially measured at fair value, level 3 (see Note 3 of financial statements for additional information) and completed a restructuring of convertible debt in which financial liabilities were initially measured at fair value, level 3 (see Note 15 of financial statements for additional information).

ASC 825-10 “Financial Instruments”, previously SFAS No.159, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

Our financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts and bills payable, notes payable, obligation under product financing arrangements, guaranteed senior unsecured notes payable and convertible notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

  Intangible Assets - Intangible assets represent a surveillance recording system, surveillance software, customer relationship and contracts, trademarks, patents, technical know-how, non-compete agreements. The value of intangible assets acquired from Shenzhen Yuan Da Wei Shi Technology Limited was established by an independent accounting firm. The valuations and allocation of intangible assets for the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, Stonesonic, Longhorn, Jin Lin, DIT, Coson and the businesses of the Four-Related Companies were determined by an independent appraisal firm. The values of the intangible assets are to be amortized using straight-line or accelerated method over their estimated useful lives of two months to 25 years.

  Goodwill - Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC 350-30-50, “Goodwill and Other Intangible Assets”, previously SFAS No. 142, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter each year.

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

  Revenue Recognition - Revenue from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104: “Revenue Recognition ” and related interpretations. Revenues are recognized when the following criteria are met:

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

We derive the bulk of its revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under ASC 605-25 “Multiple-Element Arrangements”, previously Emerging Issues Task Force (“EITF”) Issue 00-21. Revenue from the supply and installation of surveillance and safety equipment are recognized when the installation is completed and the customer acceptance is received. Approximately 1% of contract installation revenue is deferred for the repair work during the one year warranty period. We carefully monitor the warranty work requested by its customers, and has determined that very little warranty work has historically been requested to be performed. Management believes that this 1% warranty reserve appears adequate as of December 31, 2009 and 2008.

Repairs and maintenance service revenue is recognized when the service is performed.

We derive a portion of its revenue from one-year software upgrades. These services are typical post-contract service (“PCS”) arrangements according to ASC 985-605-25 “Revenue Recognition”, previously AICPA Statement of Position (“SOP”) 97-2. Under this guidance, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

(i) The PCS fee is included with the initial licensing fee;

(ii) The PCS included with the initial license is for one year or less;

(iii) The estimated cost of providing PCS during the arrangement is insignificant; and

(iv) Unspecified upgrades/enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent.

Revenue from surveillance and safety system one year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as we believe it meets the conditions in compliance with the ASC guidance.

Foreign Currency Translation - Our reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of our operating subsidiaries is the RMB. For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity. The exchange rates adopted are as follows:

	2009	2008	2007
Year end RMB: exchange rate	6.83	6.83	7.30
Average yearly RMB: exchange rate	6.83	6.92	7.59

  No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

  Share-based Payments: On February 7, 2007, we adopted the 2007 Equity Incentive Plan, which was amended in February 2010. The plan, as amended, has a ten-year term and provides for grants of stock options, stock  appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 12,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No.123. The fair values of these restricted stock awards are equal to the market value of the Company’s stock on the date of grant, after taking into account of certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events.

Recent Accounting Pronouncements

Business Combinations

(Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. We accounted for its January 2009 business acquisition in accordance with these standards. (See Note 3 for additional disclosure noted in financial statements)

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendments of ARB No. 51”)

This ASC guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted this ASC guidance on January 1, 2009. As a result, we have reclassified financial statement line items within our Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

Interim Disclosures about Fair Value of Financial Instruments

(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for interim periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

Accounting for Transfers of Financial Assets

(To be included in ASC 860 “Transfers and Serving”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of FASB No. 140”)

This ASC guidance addresses information a reporting entity provides in its financial statements about: the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, ASC 860 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of June 1, 2010. We are currently evaluating the impact on our consolidated financial statements upon adoption.

Consolidation of Variable Interest Entities – Amended

(To be included in ASC 810 “Consolidation”, previously SFAS No. 167 “Amendments to FASB Interpretation No. 46 (R)”)

SFAS No. 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to: require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This ASC guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of June 1, 2010. We are currently evaluating the impact on our consolidated financial statements upon adoption.

FASB Accounting Standards Codification

(Accounting Standards Update 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

As a result of our implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Multiple Deliverable Revenue Arrangements

(Accounting Standards Updates 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year, and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Inflation

We believe our operations have not been materially adversely affected by inflation or changing prices.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. Most of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of December 31, 2009 and 2008 was $50.53 million and $150.41 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2009, would decrease net income before provision for income taxes by approximately $0.20 million or 0.05% for the fiscal year ended December 31, 2009. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would decrease our comprehensive income by $1.60 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2009. As of December 31, 2009, our accumulated other comprehensive income was $27.57 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 begins on page F-1 of this annual report.

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2009 and 2008. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in millions of U.S. dollars, except for per share amounts)

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter
Revenue	$96.42	$141.92	$159.82	$182.71
Gross profit	$25.03	$31.02	$35.34	$51.48
Income before income taxes	$2.20	$7.05	$21.83	$27.18
Net income	$2.00	$6.50	$21.97	$26.06

Net income per share
Basic	$0.04	$0.14	$0.46	$0.41
Diluted	$0.04	$0.13	$0.41	$0.38

2008
Revenue	$71.78	$92.74	$119.29	$143.54
Gross profit	$22.26	$30.46	$32.01	$35.81
Income before income taxes	$6.65	$9.88	$9.92	$11.70
Net income	$4.47	$7.73	$9.15	$11.22

Net income per share
Basic	$0.11	$0.18	$0.20	$0.24
Diluted	$0.11	$0.17	$0.20	$0.23

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

GHP Horwath P.C. (“GHP”), our independent registered public accounting firm, has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and, as part of its audit, has issued its attestation report on the effectiveness of the Company's internal controls over financial reporting herein as of December 31, 2009. GHP’s attestation report is included in this Annual Report on Form 10-K on page F-2. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the fourth fiscal quarter of 2009.

ITEM 9B. OTHER INFORMATION

On December 30, 2009, the Company filed a Schedule 14A definitive proxy statement related to a Special Meeting of Stockholders to vote on a proposal to approve an amendment to the Company’s 2007 Equity Incentive Plan (“Plan”) to increase the number of shares of common stock issuable thereunder from 8,000,000 to 12,000,000, and to extend the term of the Plan to February 7, 2017. Actual details of the plan are included in the Company’s Proxy Statement relating to the 2009 Special Meeting of Stockholders and is incorporated herein by reference.

The Special Meeting of Stockholders was held on February 3, 2010. The following table sets forth the matter voted upon at the special meeting and the results of the voting on each matter voted upon:

			Votes		Broker
Matter Voted Upon	Votes For	Withheld	Against	Abstentions	Non-Votes
Amendment to the Company’s 2007 Equity Incentive Plan to increase number of shares and extend term of the Plan.	27,017,162	--	8,912,366	740,294	--

The above matter was approved by the stockholders at the Special Meeting of Stockholders on February 3, 2010.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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

Date: March 2, 2010

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

Signature	Capacity	Date

/s/ Guoshen Tu	Chairman, Chief Executive Officer and	March 2, 2010
Guoshen Tu	Director
(Principal Executive Officer)

/s/ Terence Yap	Chief Financial Officer and Director	March 2, 2010
Terence Yap	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Runsen Li	Director	March 2, 2010
Runsen Li

/s/ Peter Mak	Director	March 2, 2010
Peter Mak

/s/ Robert Shiver	Director	March 2, 2010
Robert Shiver

FINANCIAL STATEMENTS

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2009, 2008 AND 2007

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F3 – F4

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	F5

Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007	F6

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F7 – F9

Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007	F10 - F45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
China Security & Surveillance Technology, Inc.

We have audited the accompanying consolidated balance sheets of China Security & Surveillance Technology, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited China Security & Surveillance Technology, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Security & Surveillance Technology, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Security & Surveillance Technology, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, China Security & Surveillance Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Notes 2 and 3 to the consolidated financial statements, during 2009 the provisions of new accounting standards relating to business combinations and non-controlling interests were adopted.

/s/ GHP HORWATH, P.C.
Denver, Colorado
March 2, 2010

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

ASSETS

	2009	2008
Cash and cash equivalents	$154,483	$47,779
Accounts receivable, net	251,604	148,205
Inventories, net	70,141	117,042
Prepayment and deposits	4,706	7,280
Advances to suppliers	39,399	17,120
Other receivables	26,692	14,065
Deferred tax assets - current portion	13	32
Total current assets	547,038	351,523

Deposits paid for acquisition of subsidiaries, properties and intangible assets	7,199	7,855
Plant and equipment, net	75,447	74,523
Land use rights, net	7,733	7,675
Intangible assets	54,677	56,913
Contingently returnable acquisition consideration	--	1,176
Goodwill	79,511	73,216
Deferred financing cost	1,953	1,082
Deferred tax assets - non-current portion	--	253
TOTAL ASSETS	$773,558	$574,216

Continued

F-3

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

LIABILITIES AND EQUITY

	2009	2008
CURRENT LIABILITIES
Notes payable – short term	$57,116	$10,242
Obligation under product financing arrangements – short term	5,184	2,469
Guaranteed senior unsecured notes payable – short term	35,701	--
Accounts and bills payable	68,817	50,756
Accrued expenses	26,762	10,263
Advances from customers	27,503	28,621
Taxes payable	14,835	4,115
Payable for acquisition of businesses, properties and land use rights	5,105	11,915
Deferred income	1,868	1,207
Total current liabilities	242,891	119,588

LONG TERM LIABILITIES
Notes payable – long term	--	2,853
Obligation under product financing arrangements – long term	6,541	4,214
Guaranteed senior unsecured notes payable – long term	43,988	--
Net deferred tax liabilities	773	--
Convertible notes payable – long term	--	143,342
Total liabilities	294,193	269,997

EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value; 290,000,000 shares authorized, 67,866,730 (2009) and 49,142,592 (2008) shares issued and outstanding	7	5
Additional paid-in capital	285,025	164,806
Retained earnings	165,982	109,405
Statutory surplus reserve fund	804	804
Accumulated other comprehensive income	27,565	29,167
Total equity of the Company	479,383	304,187
Noncontrolling interest	(18)	32
Total equity	479,365	304,219
TOTAL LIABILITIES AND EQUITY	$773,558	$574,216

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	2009	2008	2007
Revenues	$580,870	$427,354	$240,188
Cost of goods sold (including depreciation and amortization for the years ended December 31, 2009, 2008 and 2007 of $1,009, $762, and $216, respectively)	438,005	306,813	170,649
Gross profit	142,865	120,541	69,539
Selling and marketing	12,496	12,056	5,622
General and administrative (including non-cash employee compensation for the years ended December 31, 2009, 2008 and 2007 of $18,087, $13,837, and $4,157, respectively)	52,677	42,295	16,442
Depreciation and amortization	11,731	8,729	4,824
Income from operations	65,961	57,461	42,651
Interest income	215	218	374
Gain on modification of convertible notes	9,315	--	--
Interest expense	(19,731)	(21,765)	(15,011)
Other income, net	2,500	2,236	2,530
Rental income from related parties	--	--	483
Gain on disposal of land use rights and properties	--	--	13,632
Income before income taxes	58,260	38,150	44,659
Income taxes	(1,733)	(5,580)	(9,291)
Net income	56,527	32,570	35,368
Add: Net loss (income) attributable to the noncontrolling interest	50	33	(49)
Net income attributable to the Company	56,577	32,603	35,319
Foreign currency translation (loss) gain	(1,602)	17,294	9,664
Comprehensive income attributable to the Company	54,975	49,897	44,983
Comprehensive (loss) income attributable to the noncontrolling interest	(50)	(33)	49

COMPREHENSIVE INCOME	$54,925	$49,864	$45,032

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS
BASIC	$1.10	$0.73	$0.95
DILUTED	$1.01	$0.72	$0.91
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	51,317,000	44,721,000	37,369,000
DILUTED	56,171,000	45,284,000	38,795,000
See accompanying notes to the consolidated financial statements. F-5

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	The Company’s shareholders
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Statutory Surplus Reserve Fund	Non Controlling interest	Total

BALANCE AT JANUARY 1, 2007	31,824,938	$3	$45,320	$41,483	$2,209	$804	$16	$89,835
Warrants exercised (cashless) per Securities Purchase Agreement	402,782	-	-	-	-	-	-	-
Warrants exercised for cash per Securities Purchase Agreement	813,422	-	3,905	-	-	-	-	3,905
Issuance of restricted stock awards and recognition of stock-based compensation	2,596,634	-	4,157	-	-	-	-	4,157
Common stock issued for acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd.	1,361,748	-	7,500	-	-	-	-	7,500
Common stock issued for acquisition of Shenzhen Hongtianzhi Electronics Co., Ltd.	2,800,711	1	16,203	-	-	-	-	16,204
Common stock issued for acquisition of HiEasy Electronic Technology Development Co., Ltd.	811,804	-	5,198	-	-	-	-	5,198
Common stock issued for acquisition of Hangzhou Tsingvision Intelligence System Co., Ltd.	459,000	-	6,533	-	-	-	-	6,533
Common stock issued for acquisition of Changzhou Minking Electronics Co., Ltd.	968,611	-	13,270	-	-	-	-	13,270
Common stock issued for acquisition of Exclusive Cooperation Agreement with Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd.	466,500	-	8,168	-	-	-	-	8,168
Foreign currency translation	-	-	-	-	9,664	-	-	9,664
Net income for the year	-	-	-	35,319	-	-	49	35,368

BALANCE AT DECEMBER 31, 2007	42,506,150	4	110,254	76,802	11,873	804	65	199,802
Warrants exercised for cash per Securities Purchase Agreement	57,776	-	277	-	-	-	-	277
Issuance of restricted stock awards and recognition of stock-based compensation	3,046,057	1	13,836	-	-	-	-	13,837
Common stock issued for private placement	722,544	-	9,700	-	-	-	-	9,700
Common stock issued in connection with Exclusive Cooperation Agreement with Beijing DM Security & Technology Co., Ltd.	136,378	-	2,041	-	-	-	-	2,041
Common stock issued for acquisition of Guangdong Stonesonic Digital Technique Co., Ltd.	953,918	-	7,048	-	-	-	-	7,048
Common stock issued for acquisition of Shenzhen Longhorn Security Technology Co., Ltd.	790,502	-	9,593	-	-	-	-	9,593
Common stock issued for acquisition of Beijing Aurine Divine Land Technology Co., Ltd.	206,661	-	3,223	-	-	-	-	3,223
Common stock issued for acquisition of Shenzhen Jin Lin Technology Co., Ltd.	268,870	-	2,440	-	-	-	-	2,440
Common stock issued for acquisition of Shenzhen Wandaiheng Industrial Limited	453,736	-	6,394	-	-	-	-	6,394
Foreign currency translation	-	-	-	-	17,294	-	-	17,294
Net income for the year	-	-	-	32,603	-	-	(33)	32,570

BALANCE AT DECEMBER 31, 2008	49,142,592	5	164,806	109,405	29,167	804	32	304,219
Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	1,925,431	-	18,087	-	-	-	-	18,087
Common stock issued for acquisition of DIT Industry(H.K.) Limited	139,573	-	906	-	-	-	-	906
Common stock issued for acquisition of Shenzhen Coson Electronic Co., Ltd.	341,228	-	1,669	-	-	-	-	1,669
Adjustment to cost of acquisitions related to resolved contingencies	-	-	1,441	-	-	-	-	1,441
Common stock issued to new investors	13,415,148	2	80,177	-	-	-	-	80,179
Common stock issued for settlement of convertible notes	2,902,758	-	17,939	-	-	-	-	17,939
Foreign currency translation	-	-	-	-	(1,602)	-	-	(1,602)
Net income for the year	-		-	56,577	-	-	(50)	56,527

BALANCE AT DECEMBER 31, 2009	67,866,730	$7	$285,025	$165,982	$27,565	$804	$(18)	$479,365

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,527	$32,570	$35,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,740	9,491	5,040
Provision for doubtful accounts	2,432	401	74
Provision for obsolete inventories	348	14	8
Amortization of consultancy services	11	135	122
Non-cash compensation expense	18,087	13,837	4,157
Amortization of deferred financing cost	646	206	26
Redemption accretion on convertible notes	14,851	19,641	13,701
Gain on modification of convertible notes	(9,315)	--	--
Amortization of debt discount	1,249	--	--
Gain on disposal of land use rights, properties, plant and equipment	--	--	(13,632)
Deferred taxes	1,045	142	7

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(104,332)	(73,827)	(28,539)
Related party receivables	--	587	(80)
Other receivables	(12,324)	(2,060)	(6,932)
Inventories	47,313	(63,306)	(7,851)
Prepayment and deposits	2,793	(2,381)	453
Advances to suppliers	(22,233)	(12,850)	1,178
Increase (decrease) in:
Accounts and bills payable and accrued expenses	32,736	21,312	10,094
Advances from customers	(1,156)	17,077	1,376
Taxes payable	10,525	(318)	2,271
Deferred income	660	229	141
Net cash provided by (used in) operating activities	52,603	(39,100)	16,982

Continued

F-7

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)
	2009	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(4,143)	(6,129)	(11,382)
Additions to intangible assets, other than through business acquisitions	(2,585)	(2,320)	(1,016)
Additions to land use rights, other than through business acquisitions	(174)	(5,101)	(591)
Deposits paid for acquisition of subsidiaries	(3,259)	(3,790)	(22,545)
Deposits refunded for acquisition of subsidiaries	1,904	1,943	--
Deposits paid for acquisition of properties and intangible assets	--	(357)	(23,898)
Net cash outflow on acquisition of net assets of businesses acquired (net of cash acquired)	273	(10,997)	(36,378)
Payments of payable for acquisition of businesses, properties and land use rights	(11,077)	--	--
Payments of adjustment to cost of acquisitions related to resolved contingencies	(425)	--	--
Proceeds from disposal of land use rights and properties	--	3,379	12,844
Net cash used in investing activities	(19,486)	(23,372)	(82,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash advanced to directors	--	--	(71)
New borrowings, net of issuance costs	65,874	17,401	124,883
Repayment of borrowings	(21,865)	(19,386)	(8,045)
New borrowings from obligation under product financing arrangements	8,362	6,687	--
Repayment of obligation under product financing arrangements	(4,511)	(1,143)	--
Repayment of convertible notes payables	(52,500)	--	--
Warrants exercised	--	277	3,905
Issue of common stock, net of issuing expenses	80,179	9,700	--
Net cash provided by financing activities	75,539	13,536	120,672

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,656	(48,936)	54,688
Effect of exchange rate changes on cash	(1,952)	7,644	3,403

Cash and cash equivalents, beginning of year	47,779	89,071	30,980
CASH AND CASH EQUIVALENTS, END OF YEAR	$154,483	$47,779	$89,071

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$3,041	$1,834	$1,362
Income taxes paid	$1,953	$9,656	$7,794

See accompanying notes to the consolidated financial statements. F-8

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

139,573 shares of common stock were issued in satisfaction of a payable of approximately $906 related to the acquisition of DIT Industry(H.K.) Limited (“DIT”) in February 2009. (Note 1)

341,228 shares of common stock were issued in satisfaction of the purchase price of approximately $1,669 in the acquisition of Shenzhen Coson Electronic Co. Ltd. (“Coson”) in February 2009. (Note 3)

2,902,758 shares of common stock were issued as part of the consideration for the restructuring of the $60,000 Guaranteed Senior Unsecured Convertible Notes Due 2012 and $50,000 Guaranteed Senior Unsecured Convertible Notes Due 2012. (Note 15)

136,378 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $2,041 in the establishment of the exclusive cooperation agreement with Beijing DM Security & Technology Co., Ltd. (“DM”) on January 18, 2008. (Note 1)

953,918 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $7,048 for the acquisition of Guangdong Stonesonic Digital Technique Co., Ltd. (“Stonesonic”) on June 4, 2008. (Note 1)

790,502 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $9,593 for the acquisition of Shenzhen Longhorn Security Technology Co., Ltd. (“Longhorn”) on June 4, 2008. (Note 1)

206,661 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $3,223 for the acquisition of Beijing Aurine Divine Land Technology Co., Ltd. (“Guanling”) on June 4, 2008. (Note 1)

268,870 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $2,440 for the acquisition of Shenzhen Jin Lin Technology Co., Ltd. (“Jin Lin”) on December 10, 2008. (Note 1)

453,736 shares of common stock were issued in satisfaction of the purchase price of approximately $6,394 in the acquisition of 100% beneficial interest (but not the legal title and record ownership) of Huge Long Limited (“Huge Long”) on December 10, 2008. (Note 1)

1,361,748 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $7,500 in the acquisition of Shanghai Cheng Feng Digital Technology Co., Ltd., (“Cheng Feng”), were issued in February 2007. (Note 1)

2,800,711 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $16,000 in the acquisition of Shenzhen Hongtianzhi Electronics Co., Ltd., (“Hongtianzhi”), were issued in May and June 2007. (Note 1)

811,804 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $5,100 in the acquisition of HiEasy Electronic Technology Development Co., Ltd., (“HiEasy”), were issued in August 2007. (Note 1)

459,000 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $6,500 in the acquisition of Hangzhou Tsingvision Intelligence System Co., Ltd., (“Tsingvision”), were issued in August 2007. (Note 1)

968,611 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $13,000 in the acquisition of Changzhou Minking Electronics Co., Ltd. (“Minking”), were issued in October 2007. (Note 1)

466,500 shares of common stock issuable in satisfaction of the equity portion of the purchase price of approximately $8,834 in the establishment of Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd. (“Chuang Guan”), were issued in October 2007. (Note 1)

The Company disposed of land use rights and properties for a total consideration of RMB119,000 (approximately $16,119) in 2007. As of December 31, 2007, RMB24,000 (approximately $3,379) had not yet been received. The remaining payment was received in January 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
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

Pursuant to a 2006 securities purchase agreement, the Company also issued warrants to a private placement agent to purchase 416,667 shares of its common stock as a commission for its services in connection with the private placement. A total of 150,000 of the warrants are exercisable at a price of $3.80 per share, which was the closing bid price for the Company’s stock as of the date of closing under the agreement, and a total of 266,667 of the warrants were exercisable at a price of $3.00 per share. All of the warrants have a term of 5 years and include a cashless exercise feature. During the year ended December 31, 2007, 266,667 warrants were exercised using the cashless exercise feature and 224,722 shares of the Company’s common stock were issued.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On July 31, 2006, the Company completed another private placement transaction with certain accredited investors in which it sold 4,634,592 units for $16,200 at $3.50 per share. Net proceeds to the Company from the sale of the units were approximately $14,900. Each unit consists of one share of common stock and a warrant to purchase one-fifth of one share of common stock. The exercise price for each whole warrant is $4.80. The warrants have a term of five years and include a cashless exercise feature. For the years ended December 31, 2009, 2008, and 2007, 0, 57,776, and 813,422 warrants were exercised at $4.80 per share, respectively.

In connection with the private placement, the Company also issued warrants to purchase 324,421 shares of its common stock with an exercise price of $4.20 to two private placement agents as commissions for their services. All warrants have been exercised using the cashless exercise feature in 2006 and 2007. 178,060 shares of the Company’s common stock were issued in 2007.

On July 23, 2008, the Company consummated a private placement transaction in which it issued 722,544 units to certain non-U.S. investors for an aggregate gross cash purchase price of $10,000 at a per unit price of $13.84. Net proceeds to the Company from this private placement were approximately $9,700. Each unit consists of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock. The Company issued warrants to purchase 144,509 shares of its common stock with an exercise price of $19.23. The warrants have a term of 3 years and include a cashless exercise feature. No warrants were exercised during the years ended December 31, 2009 and 2008.

On August 24, 2009, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company sold a total of 4,056,000 shares of common stock for an aggregate purchase price of $25,350 at $6.25 per share. Net proceeds to the Company from this transaction were approximately $23,910. The Company also issued warrants to purchase 1,014,000 shares of its common stock with an exercise price of $8.62. The warrants are exercisable for one year beginning on the date of the initial issuance of the warrants. No warrants were exercised during the year ended December 31, 2009.

On October 2, 2009, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company sold a total of 9,359,418 shares of common stock for an aggregate purchase price of $58,496 at $6.25 per share. Net proceeds to the Company from this transaction were approximately $56,269. The Company also issued warrants to purchase 2,339,787 shares of its common stock with an exercise price of $8.16. The warrants are exercisable for one year beginning on the date of the initial issuance of the warrants. No warrants were exercised during the year ended December 31, 2009.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

A summary of the status of the Company’s warrants granted in 2009 and 2008 and the changes during the years ended December 31, 2009, 2008, and 2007 are presented below:

	2009		2008		2007

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Prices	Shares	Prices	Shares	Prices
Outstanding at beginning of year	174,515	$16.75	87,782	$4.80	1,417,292	$4.40
Granted	3,353,787	8.30	144,509	19.23	--	--
Exercised	--	--	(57,776)	(4.80)	(1,329,510)	(4.36)
Outstanding at end of year	3,528,302	$8.72	174,515	$16.75	87,782	$4.80
Warrants exercisable at end of year	3,528,302		174,515		87,782

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
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

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Kit Grant Limited (“Kit Grant”) under which the Company agreed to pay total consideration of RMB227,038 (approximately $32,299) in exchange for 100% ownership of Kit Grant, consisting of RMB125,000 (approximately $17,809) in cash and 953,918 shares of the Company’s common stock valued at RMB102,038 (approximately $14,490). The Company issued 953,918 shares of the Company’s common stock to the shareholder of Kit Grant and her designees in June 2008, of which 286,175 shares were returnable to the Company if Stonesonic did not meet certain 2009 net income targets. These targets were met in 2009. Kit Grant is a holding company with no assets other than 100% of the equity interest of Stonesonic.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On July 7, 2008, the Company entered into an equity transfer agreement with the shareholder of Long Top Limited (“Long Top”) under which the Company agreed to pay total consideration of RMB68,582 (approximately $10,000) in exchange for 100% ownership of Long Top, consisting of RMB40,000 (approximately $5,832) in cash and shares of the Company’s common stock valued at RMB28,582 (approximately $4,168). RMB13,000 (approximately $1,896) of the purchase price was paid as a deposit in April 2008. The balance of the cash portion of the purchase price, RMB 27,000 (approximately $3,936), will be paid upon Long Top and Jin Lin’s achievement of certain financial thresholds. The Company issued 268,870 shares of its common stock to the shareholder of Long Top on December 10, 2008, of which 53,774 shares are returnable to the Company if Jin Lin does not meet certain net income targets in 2010. Long Top is a holding company with no assets other than 100% of the equity interest of Jin Lin.

On November 11, 2008, the Company entered into an equity transfer agreement with the shareholder of DIT under which the Company agreed to pay total consideration of RMB23,680 (approximately $3,469) in exchange for 100% ownership of DIT, consisting of RMB13,800 (approximately $2,022) in cash and shares of the Company’s common stock valued at RMB9,880 (approximately $1,447). The Company issued 139,573 shares of its common stock to the shareholder of DIT in February 2009, of which 27,914 shares were returnable to the Company if DIT did not meet certain 2009 net income targets. These targets were met in 2009.

On January 12, 2009, the Company entered into an equity transfer agreement with the shareholder of Multiwin International Holdings Limited (“Multiwin”) and acquired 100% ownership of Multiwin which is the holding company that owns all the outstanding equity of Coson. Coson is an intelligent access control solution provider and provides control access solutions to a wide ranging group of clients that include government buildings, banks, post offices, universities and large residential properties in China. Pursuant to the equity transfer agreement, the Company has agreed to pay total consideration up to RMB 51,768 (approximately $7,518) in exchange for 100% ownership of Multiwin, consisting of RMB 40,000 (approximately $5,849) in cash and RMB 11,768 (approximately $1,669) in the Company’s shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 341,228 which were issued in February 2009. Under the terms of such agreement, 102,368 and 68,247 shares of the Company’s common stock were to be returned if Coson did not meet certain net income targets in 2008 and 2009, respectively. In addition, RMB 8,000 (approximately $1,170) of the cash consideration was to be paid only if the 2009 net income target was met. These targets were met in 2008 and 2009, as a result, the Company paid the remaining cash consideration of RMB 8,000 (approximately $1,170) in 2010.

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
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On August 6, 2008, the Company entered into an equity transfer agreement with the shareholder of Huge Long Limited (“Huge Long”) under which the Company will acquire all issued and outstanding shares of capital stock of Huge Long through a series of transactions. The Company acquired 100% beneficial interest (but not record ownership) of all issued and outstanding capital stock of Huge Long on August 6, 2008 (the “First Closing”) and acquired the legal title and record ownership of all issued and outstanding shares of capital stock of Huge Long on December 30, 2009 (the “Second Closing”). The Second Closing was conditioned upon the acquisition by Huge Long of the legal title of WDH. WDH owns a parcel of land (No. A524-0013) located at the south of Ban Gong Chang Road, Guangming Street, Bao’an District, Shenzhen (the “Industry Park”). The Company was granted an exclusive right to use the Industry Park at the First Closing.

The Company agreed to pay a total consideration of RMB145,812 (approximately $21,279) in exchange for the 100% beneficial interest of Huge Long, consisting of RMB102,000 (approximately $14,885) in cash and 453,736 shares of the Company’s common stock valued at RMB43,812 (approximately $6,394). The Company’s total costs for acquiring the land use rights and properties were $4,382 and $16,897, respectively. RMB80,000 (approximately $11,675) of the purchase price was paid as a deposit in 2007 and January 2008. The balance of the cash portion of the purchase price, RMB 22,000 (approximately $3,210) was paid at the Second Closing. The equity portion of the purchase price 453,736 shares of restricted stock was issued on December 10, 2008.

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

(c) Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Reminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity. The exchange rates adopted are as follows:

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Foreign Currency Translation - continued

	2009	2008	2007
Year end RMB exchange rate	6.83	6.83	7.30
Average yearly RMB exchange rate	6.83	6.92	7.59

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(d) Use of Estimates

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

(e) Fair value measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, previously Statement of Financial Accounting Standards (“SFAS”) SFAS No.157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

At December 31, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements. During the year ended December 31, 2009, the Company completed a business acquisition in which nonfinancial assets and nonfinancial liabilities were initially measured at fair value, level 3 (see Note 3 for additional information), and completed a restructuring of convertible debt in which financial liabilities were initially measured at fair value, level 3 (see Note 15 for additional information).

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Fair value - continued

ASC 825-10 “Financial Instruments”, previously SFAS No.159, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

The Company's financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts and bills payable, notes payable, obligation under product financing arrangements, guaranteed senior unsecured notes payable and convertible notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(g) Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivable due from one individual customer exceeds 10% of total accounts receivable at December 31, 2009 and 2008.

From time to time the Company enters into receivable factoring arrangements. The Company accounts for these arrangements under ASC 860 “Transfers and Servicing”. These arrangements are without recourse, the receivables are isolated from the Company, the transferee has the right to pledge or exchange the receivables, and the Company does not maintain effective control over the receivables. Therefore, these arrangements satisfy the conditions to be accounted for as a sale and the Company recognizes any gain or loss in earnings.

(h) Inventories

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

As of December 31, 2009 and 2008, inventories held under the product financing arrangements were $12,953 and $6,689, respectively.

During the years ended December 31, 2009, 2008, and 2007 approximately 21%, 30%, and 61%, of total inventory purchases were from five suppliers, respectively.

(i) Advances to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing of inventory items from suppliers.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Plant and Equipment

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

(k) Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of the rights.

The Company paid in advance for the lease of four parcels of land for 50-year time periods, consisting of approximately $8,526. The lease periods began during 2004 to 2008 and expire during 2054 to 2058. The amount is being amortized and recorded as expense over the 50-year terms of the leases.

(l) Accounting for Computer Software To Be Sold, Leased or Otherwise Marketed

The Company accounts for software development costs in accordance with ASC 985-20 “Costs of Software to Be Sold, Leased or Marketed”, previously SFAS No. 86. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

At December 31, 2009 and 2008, unamortized computer software costs were $4,693 and $2,776, respectively. During the years ended December 31, 2009, 2008 and 2007, $1,119, $649, and $217, of amortization expenses were charged to income, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Intangible Assets

Intangible assets represent a surveillance recording system, surveillance software, customer relationship and contracts, trademarks, patents, technical know-how and non-compete agreements (see notes 1 and 11).

The value of intangible assets acquired from Shenzen Yuan Da Wei Shi Technology Limited was established by an independent accounting firm. The valuation and allocation in intangible assets of the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, Stonesonic, Longhorn, Guanling, Jin Lin, DIT, Coson and the businesses of the Four-Related Companies were determined by an independent appraisal firm. The values of the exclusive cooperation agreements with Chuang Guan and DM were determined by an independent appraisal firm.

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

The Company follows the provisions of ASC 350-30-50 “Goodwill and Other Intangible Assets”, previously SFAS No. 142. Under this guidance, finite lived intangible assets are amortized over their estimated useful lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual impairment tests on intangible assets and determined that no impairment adjustments were necessary.

(n) Goodwill

Goodwill represents the excess of the purchase price over the net fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC350-30-50 “Goodwill and Other Intangible Assets”, previously SFAS No. 142, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter each year.

In July 2006, the Company acquired Cheng Feng. During the year ended December 31, 2007, the Company acquired Hongtianzhi, HiEasy, Minking and Tsingvision. During the year ended December 31, 2008, the Company acquired Stonesonic, Longhorn, Guanling, Jin Lin and DIT. During the year ended December 31, 2009, the Company acquired Coson. Goodwill impairment is computed using the expected present value of associated future cash flows.

There was no impairment of goodwill in 2009, 2008, and 2007.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Accounting for the Impairment of Long-Lived Assets

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

There was no impairment of long-lived assets as of December 31, 2009 and 2008.

(p) Deferred Income

Deferred income represents amounts billed for contracts for supply and installation of surveillance and safety equipment which have not been fully completed at the balance sheet date in accordance with accounting policy note 2(q).

(q) Revenue Recognition

Revenue from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104: “Revenue Recognition ” and related interpretations. Revenues are recognized when the following criteria are met:

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

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue is recognized. As of December 31, 2009 and 2008, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

The Company derives the bulk of its revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under ASC 605-25 “Multiple-Element Arrangements”, previously Emerging Issues Task Force (“EITF”) Issue 00-21. Revenue from the supply and installation of surveillance and safety equipment are recognized when the installation is completed and the customer acceptance is received. Approximately 1% of contract installation revenue is deferred for the repair work during the one year warranty period. The Company carefully monitors the warranty work requested by its customers, and has determined that very little warranty work has historically been requested to be performed. Management believes that this 1% warranty reserve appears adequate as of December 31, 2009 and 2008.

Repairs and maintenance service revenue is recognized when the service is performed.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q) Revenue Recognition - continued

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

(r) Research and Development Costs

Research and development costs, substantially consisting of software related costs, are expensed as incurred. Research and development costs included in general and administrative expenses for the years ended December 31, 2009, 2008, and 2007 amounted to $2,856, $1,890, and $352, respectively.

(s) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the years ended December 31, 2009, 2008, and 2007, the Company incurred approximately $981, $588, and $593, respectively.

(t) Share-based Payments

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which was amended in February 2010. The plan, as amended, has a ten-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 12,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of ASC 718 “Stock Compensation”, previously Revised SFAS No.123. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events.

(u) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses (included in selling and marketing and general and administrative expenses) for the years ended December 31, 2009, 2008, and 2007 were $1,186, $1,238, and $402, respectively.

(v) Other income

During the year ended December 31, 2009, in connection with research and development activities in a designated locale, the Company received approximately $756 as a subsidy from the local governmental agency in China. The Company has no continuing obligation under the subsidy provision. The amount is recorded as a component of Other Income in the consolidated statements of income.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w) Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company does not have any material unrecognized tax benefits.

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC. The Company was not subject to U.S. federal tax examinations for years before 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FASB Interpretation No. 48 (“FIN 48”), the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2009, 2008, and 2007. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

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

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. As of December 31, 2009, some of the Company’s subsidiaries received the final income tax assessment from the PRC tax authority, related to their 2008 PRC income tax filings. Based on the tax assessment, certain other income was deemed not assessable and research expenses were allowed additional deductions from the PRC tax authority. The Company received a refund from the PRC tax authority of $447 during the year ended December 31, 2009.

(x) Earnings Per Share

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

Earning per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Earnings per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under convertible securities, contingent issuances, and warrants outstanding during each respective period, using the if-converted or treasury-stock methods.

For purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares. These contingently returnable shares, although classified as issued and outstanding, are not included in basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of agreement, if later).

Unvested restricted shares issued under the 2007 Equity Incentive Plan are not included in basic weighted average number of shares but are considered to be outstanding as of the grant date for purpose of computing diluted EPS even though the shares are subject to vesting requirements.

The calculation of diluted EPS is based on the outstanding warrants for the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, 2008 and 2007, warrants were outstanding to acquire 3,528,302, 174,515 and 87,782 shares of common stock, respectively. Warrants which were outstanding to acquire 3,498,296, 144,509 and 0 shares of common stock, respectively, were not included in the dilutive calculation for the years ended December 31, 2009, 2008 and 2007, as the effect would be anti-dilutive.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(x) Earnings Per Share - continued

With respect to outstanding warrants, the dilutive impact on the weighted average number of shares was 6,866, 19,965 and 64,359 for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2008, the Company agreed to issue 139,573 shares of common stock in connection with the acquisitions of DIT. These shares were issued in 2009. In 2008, the Company issued an aggregate of 2,470,116 in connection with the acquisitions of Stonesonic, Longhorn, Guanling, Jin Lin, 100% beneficial interest of Huge Long and the exclusive cooperation agreement with DM (note 1) excluding contingently returnable shares of 339,949 shares of common stock. The impact of these shares has been included in the dilutive weighted average number of shares from the date of the closing of the acquisitions though the earlier of December 31, 2008 or the date the shares were issued.

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

As discussed in Note 15, the Company restructured its convertible debt in September 2009. The “if converted” method was used in calculating the diluted earnings per share effect of the assumed conversion of the new convertible notes. Approximately $189 of the after-tax effect of interest expense related to the new notes was added back to net income, and the convertible debt was assumed to have been converted into approximately 694,000 common shares at the debt restructure date until the notes were repurchased in October and November 2009.

Approximately 8,182,000, 5,452,000, and 5,452,000 shares of common stock that were underlying the previous convertible debt were not included in the dilutive calculation for the years ended December 31, 2009, 2008, and 2007, respectively, as the effect would be anti-dilutive.

(y) New Accounting Standards

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
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendments of ARB No. 51”)

This ASC guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company adopted this ASC guidance on January 1, 2009. As a result, the Company has reclassified financial statement line items within the Company’s Condensed Consolidated Balance Sheets and Statements of Income and Comprehensive Income for the prior period to conform to this standard.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (y) New Accounting Standards - continued

Interim Disclosures about Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for interim periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting for Transfers of Financial Assets
(To be included in ASC 860 “Transfers and Serving”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB No. 140”)

This ASC guidance addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS No. 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on our consolidated financial statements upon adoption.

Consolidation of Variable Interest Entities – Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46 (R)”)

SFAS No. 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The Company is currently evaluating the impact on our consolidated financial statements upon adoption.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(y) New Accounting Standards - continued

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Multiple Deliverable Revenue Arrangements
(ASU 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

3.

BUSINESS ACQUISITIONS

On January 12, 2009, the Company entered into an equity transfer agreement with the shareholder of Multiwin and acquired 100% ownership of Multiwin which is the holding company that owns all the outstanding equity of Coson. Coson is an intelligent access control solution provider and provides control access solutions to a wide ranging group of clients that include government buildings, banks, post offices, universities and large residential properties in China. Pursuant to the equity transfer agreement, the Company has agreed to pay total consideration up to RMB 51,768 (approximately $7,518) in exchange for 100% ownership of Multiwin, consisting of RMB 40,000 (approximately $5,849) in cash and RMB 11,768 (approximately $1,669) in the Company’s shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price is 341,228 which were issued in February 2009. Under the terms of such agreement, 102,368 and 68,247 shares of the Company’s common stock were to be returned if Coson did not meet certain net income targets in 2008 and 2009, respectively. In addition, RMB 8,000 (approximately $1,170) of the cash consideration will be paid only if the 2009 net income target is met. These targets were met in 2008 and 2009, as a result, the Company paid the remaining cash consideration of RMB 8,000 (approximately $1,170) in 2010. The operational control of Coson passed to the Company effective January 12, 2009. The results of Coson’s operations from January 12, 2009 through December 31, 2009 are included in the Company’s Consolidated Statements of Income and Comprehensive Income. The fair value of the contingent cash consideration was re-measured at December 31, 2009 and the change in the fair value from October 1, 2009 is minimal.

A total of 53,774 shares of common stock related to net income targets for 2010 for the acquisition of Jin Lin (2008 acquisition) are returnable at December 31, 2009. During 2009, net income targets were met by Stonesonic and DIT (2008 acquisitions) and as such 314,089 of common shares issued in the acquisitions are no longer returnable to the Company. The Company recorded the resolution of these contingencies based upon the fair value of common stock issued and increased goodwill and additional paid in capital by $1,441.

The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with ASC 805 and, except for cash and cash equivalents, fair value was estimated using level 3 inputs under ASC820. Level 3 inputs for the nonfinancial assets included a valuation report (prepared by a third party appraisal firm) that primarily utilized an income approach valuation technique. Level 3 inputs for other assets and liabilities included present value techniques applied to receivables and payables, and estimated selling prices (less costs of disposal and profit allowance) for inventories.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3.

BUSINESS ACQUISITIONS (CONTINUED)

The following represents the purchase price allocation at the date of the acquisition of Coson based on the valuation report which was prepared by a third party appraisal firm:

Coson
Cash and cash equivalents	$273
Other current assets	2,329
Property, plant and equipment	802
Intangible assets	3,435
Goodwill	2,314
Current liabilities	(1,635)
Total purchase price	$7,518

On a pro forma basis, the results of operations for the Company for the year ended December 31, 2009 would not be significantly different than as reported since the acquisition of Coson occurred near the beginning of 2009.

The following tables show supplemental information of the results of operations on a pro forma basis for the year ended December 31, 2008 as if the acquisition of Coson had been completed at the beginning of 2008:

For the year ended December 31, 2008 (Unaudited)

	Historical
			Pro Forma
	CSST	Coson	Adjustment	Pro Forma

Revenues	$427,354	$4,423	$--	$431,777

Income from operations	$57,461	$935	$(430)	$57,966

Net income	$32,570	$801	$(430)	$32,941

Net income per share
Basic	$0.73			$0.73
Diluted	$0.72			$0.72

The pro forma adjustment represents the amortization of the intangible assets arising upon the acquisition of Coson.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4.

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at December 31, 2009 and 2008 are as follows:

	2009	2008
Accounts receivable	$253,610	$149,244
Less: allowance for doubtful accounts	(2,006)	(1,039)
Accounts receivable, net	$251,604	$148,205

	2009	2008	2007
Allowance for doubtful accounts, January 1	$1,039	$288	$123
Add: provision for doubtful accounts	962	401	74
Add: allowance from acquired subsidiaries	5	350	91
Allowance for doubtful accounts, December 31	$2,006	$1,039	$288

For the year ended December 31, 2009, a local Chinese bank holds RMB123,046 (approximately $18,000) of accounts receivable purchased from the Company on a without-recourse-basis in return for RMB113,000 (approximately $16,530) resulting in a net of RMB10,046 (approximately $1,470) which has been recorded in general and administrative expenses.

5.

RELATED PARTY RECEIVABLES

Prior to 2008, the Company had receivables from several companies whose directors and shareholders are common with the Company. All receivables arise from (i) advances made prior to September 22, 2005, the date the Company became a publically traded entity through a reverse merger, and (ii) the rental of real estate properties. No amounts were outstanding as of December 31, 2009 and 2008.

The Company had leased offices to three related parties since January 1, 2004. The leases expired on December 31, 2007. The rental income was $0, $0 and $483 for the years ended December 31, 2009, 2008 and 2007 respectively.

6.

INVENTORIES

Inventories consist of the following as of December 31, 2009 and 2008:

	2009	2008
Raw materials	$14,292	$16,205
Work in progress	2,212	4,392
Finished goods	18,790	24,408
Installations in process	36,371	73,019
Total	71,665	118,024
Less: allowance for obsolete inventories	(1,524)	(982)
Inventories, net	$70,141	$117,042

	2009	2008	2007
Provision for obsolete inventories , January 1	$982	$553	$273

Add: allowance for obsolete inventories	348	14	8
Add: provision for obsolete inventories from acquired subsidiaries	194	415	272
Provision for obsolete inventories, December 31	$1,524	$982	$553

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

7.

PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of December 31, 2009 and 2008:

	2009	2008
Current portion	$4,706	$7,280
Non current portion
- Deposits paid for acquisition of subsidiaries	5,081	5,619
- Deposits paid for acquisition of properties and intangible assets	2,118	2,236
	$7,199	$7,855

The deposits paid for acquisition of subsidiaries, properties and intangible assets are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

8.

ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandize. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $39,399 and $17,120 as of December 31, 2009 and 2008, respectively.

9.

PLANT AND EQUIPMENT

At December 31, 2009 and 2008, plant and equipment, at cost, consist of:

	2009	2008
Buildings	$62,102	$60,480
Leasehold improvements	2,763	2,017
Plant and equipment	7,971	6,544
Electronic equipment	9,305	8,640
Motor vehicles	5,343	4,528
	87,484	82,209
Less: accumulated depreciation	(12,037)	(7,686)
Plant and equipment, net	$75,447	$74,523

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $4,267, $3,187, and $1,244, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.

LAND USE RIGHTS

Land use rights consist of the following as of December 31, 2009 and 2008:

	2009	2008
Cost of land use rights	$8,526	$8,371
Less: accumulated amortization	(793)	(696)
Land use rights, net	$7,733	$7,675

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $163, $69 and $39, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2010	$172
2011	172
2012	172
2013	172
2014	172
Thereafter	6,873
Total	$7,733

The Company disposed of land use rights and properties for a total consideration of RMB119,000 (approximately $16,119) in December 2007. The remaining proceeds of RMB24,000 (approximately $3,379) were received in January 2008.

11.

INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2009 and 2008:

	2009	2008
Trademarks	$17,222	$16,508
Exclusive cooperation agreement	13,632	13,632
Customer base	10,448	9,587
Patents	4,542	4,542
Technical know-how	17,030	15,168
Non-compete agreements	1,303	1,303
Contracts in progress	410	410
Surveillance software	9,268	6,671
Surveillance recording system	500	500
	74,355	68,321
Less: accumulated amortization	(19,678)	(11,408)
Intangible assets, net	$54,677	$56,913

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.

INTANGIBLE ASSETS (CONTINUED)

The amortization expense for the years ended December 31, 2009, 2008 and 2007 was $8,310, $6,235 and $3,757, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2010	$7,956
2011	6,454
2012	5,662
2013	5,185
2014	4,579
Thereafter	24,841
Total	$54,677

12.

NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of December 31, 2009 and 2008:

	2009	2008
Bank loans	$57,116	$13,095
Less: current portion	(57,116)	(10,242)
Long-term portion	$--	$2,853

On December 25, 2009, the Company entered into a loan agreement with Bank of Ningbo. The Company borrowed RMB30,000 (approximately $4,393) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in December 2010. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company.

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. The Company borrowed RMB20,000 (approximately $2,929) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in September 2010. The loan is guaranteed by the CEO and COO of the Company and a subsidiary of the Company, and is collateralized by the land use right and properties of a subsidiary. The loan was repaid in January 2010.

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. The Company borrowed RMB20,000 (approximately $2,929) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in October 2010. The loan is guaranteed by the CEO and COO of the Company and a subsidiary of the Company, and is collateralized by the land use right and properties of a subsidiary. The loan was repaid in January 2010.

On November 6, 2009, the Company entered into a loan agreement with Industrial and Commercial Bank. The Company borrowed RMB50,000 (approximately $7,323) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by the land use rights and property of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12.

NOTES PAYABLE (CONTINUED)

On September 30, 2009, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB20,000 (approximately $2,929) with an annual interest rate equal to 105% of benchmark lending rate (5.5755% as of December 31, 2009), with interest payable on the 20th of each month. The loan is due in September 2010. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On August 13, 2009, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB30,000 (approximately $4,393) with an annual interest rate equal to 5.5755%, with interest payable on the 20th of each month. The loan is due in August 2010. The loan is collateralized by the property of a subsidiary.

On May 20, 2009, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $5,858) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in May 2010. The loan is guaranteed by the CEO of the Company, a subsidiary of the Company, and Chuang Guan.

On April 15, 2009, the Company entered into a loan agreement with Shanghai PuDong Development Bank. The Company borrowed RMB80,000 (approximately $11,716) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2010. The loan is collateralized by the properties of two subsidiaries.

On April 1, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,323) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of December 31, 2009), with interest payable on the 20th of each month. The loan is due in April 2010. The loan is guaranteed by the CEO of the Company, his wife, and subsidiaries of the Company, and is collateralized by the land use rights of a subsidiary.

On February 25, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB60,000 (approximately $8,787) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of December 31, 2009). The loan is due in February 2010 and the interest is payable on the 20th of each month. The loan is guaranteed by the CEO of the Company and subsidiaries of the Company, and is collateralized by the land use rights of a subsidiary. The Company repaid RMB 10,000 (approximately $1,464) and RMB9,000 (approximately $1,318) in March 2009 and January 2010, respectively.

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

On March 27, 2009, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB10,000 (approximately $1,464) with an annual interest rate equal to 5.59% and the interest is payable on the 20th of each month. The loan was due in July 2009. The loan was guaranteed by a subsidiary of the Company, and was collateralized by the buildings of the subsidiary. The loan was repaid in July 2009.

On January 4, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB20,000 (approximately $2,926) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of March 31, 2009) and the interest is payable on the 20th of each month. The loan was guaranteed by the CEO of the Company and subsidiaries of the Company, and was collateralized by the land use rights of a subsidiary. The loan was repaid in March 2009.

On December 30, 2008, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB20,000 (approximately $2,926) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of March 31, 2009) and the interest is payable on the 20th of each month. The loan was guaranteed by the CEO of the Company and subsidiaries of the Company, and was collateralized by the land use rights of a subsidiary. The loan was repaid in March 2009.

On November 17, 2008, the Company entered into a loan agreement with Industrial Bank. The Company borrowed RMB20,000 (approximately $2,928) with an annual interest rate equal to 7.99% . The loan was due in November 2009 and the interest is payable on the 20th of each month. The loan was guaranteed by the CEO of the Company and subsidiaries of the Company, and was collateralized by the assets of a subsidiary. The loan was repaid in November 2009.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12.

NOTES PAYABLE (CONTINUED)

On August 28, 2008, the Company entered into a long term loan agreement with China Construction Bank. As of December 31, 2008, the liability relating to this loan was RMB49,500 (approximately $7,243), respectively, consisting of a 2-year loan payable to the bank. This loan was due on August 27, 2010 with an annual interest equal to 105% of the one-to-three years benchmark lending rate. The interest rate was charged based on the change of one-to-three years benchmark lending rate quarterly, and the interest was payable on the 20th of each month. The loan agreement required the Company to use the loan proceeds only for the Company’s operations. RMB39,500 (approximately $5,783) and RMB10,000 (approximately $1,464) were repaid in July 2009 and April 2009, respectively.

13.

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

The Company paid $827 and $389 during the years ended December 31, 2009 and 2008 of interest expense on the product financing arrangements, respectively.

The following is a summary of the Company’s obligations under product financing arrangements as of December 31, 2009 and 2008:

	2009	2008
Obligations under product financing arrangements	$11,725	$6,683
Less: current portion	(5,184)	(2,469)
Long-term portion	$6,541	$4,214

Estimated repayments for the terms of the arrangements are as follows:

2010		$6,087
2011		4,553
2012		2,322
2013		174
Total		13,136
Less: amount representing interest		(1,411)

Net		$11,725

Approximately RMB11,373 (approximately $1,665) and RMB7,772 (approximately $1,140) of other costs directly associated with the product financing agreements are recorded as deferred financing costs in the balance sheet as of December 31, 2009 and 2008, respectively. The Company is amortizing these financing costs over the terms of the respective obligation. The amortization is recorded as interest expense, which was $497 and $170, respectively for the years ended December 31, 2009 and 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

14.

DEFERRED INCOME

Deferred income balances as of December 31, 2009 and 2008 were $1,868 and $1,207, respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve in accordance with the accounting policy in note 2(p).

15.

CONVERTIBLE AND GUARANTEED SENIOR UNSECURED NOTES PAYABLE

On February 16, 2007, pursuant to a note purchase agreement and indenture with Citadel Equity Fund Ltd. (“Citadel”), the Company issued to Citadel $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “February Notes”). The terms of the February Notes indenture was subsequently amended on March 29, 2007 and April 24, 2007. The February Notes financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company had issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear interest at 1% per annum. The net proceeds from the sales of the February Notes are and were used for the Company’s working capital and acquisition plans.

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

The Company has accreted $14,851, $19,641 and $13,701, respectively for the years ended December 31, 2009, 2008 and 2007 of the additional redemption amount related to the February Notes and April Notes, which amount is included in interest expenses.

On August 18, 2009, the Company entered into a notes purchase agreement with Citadel under which the parties restructured the February Notes and April Notes into two new tranches of notes, consisting of the Tranche A Zero Coupon Guaranteed Senior Unsecured Convertible Notes (the “Tranche A Notes”) and the Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”), and together with the Tranche A Notes, the “New Notes”). In addition, as an inducement to the restructuring of the February Notes and April Notes, the Company paid to Citadel additional consideration, consisting of $5,000 in cash and 2,902,758 shares of the Company's common stock. The transaction closed on September 2, 2009.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.

CONVERTIBLE AND GUARANTEED SENIOR UNSECURED NOTES PAYABLE (CONTINUED)

The Company determined that the restructuring of the convertible debt was an exchange of debt instruments with substantially different terms, because the present value of cash flows under the terms of the new debt instruments was more than 10% different from the present value of the remaining cash flows under the terms of the original debt instruments. Therefore, the Company accounted for the restructuring as an extinguishment of the original debt instruments. On September 2, 2009, the carrying amount of the original debt instruments was approximately $158,194 (including accrued redemption interest of approximately $48,194). The Company determined, based on a third party valuation, that the fair values of the new Tranche A Notes and Tranche B Notes were approximately $47,500 and $78,440, respectively, or $125,940 in total. The gain on the transaction was determined as follows:

Net carrying amount of the original debt instruments	$158,194
Reacquisition price:
Fair value of the new debt instruments	125,940
Cash consideration	5,000
Value of common stock given	17,939
$148,879
Gain	$9,315

The Tranche A Notes had a principal amount of $50,000, zero coupon interest, and a fair value of $47,500, resulting in a debt discount of $2,500 and an effective interest rate of 3%. The notes mature on September 2, 2012. The Company is to repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 25%, 25% and 50% of the principal amount to be repaid in the first, second and third year, respectively. The conversion price will be $10 per share initially, subject to customary conversion price adjustments, anti-dilution protections and a one-time price reset on March 2, 2011 based on the volume weighted average price of the Company’s shares during the 45 trading days immediately preceding the Reset Date, provided that the conversion price shall be adjusted to no lower than $6.00 per share. On October 22, 2009, the Company entered into a notes purchase agreement with Citadel pursuant to which the Company agreed to repurchase the Tranche A Notes for a total consideration of $47,500. The Company paid $27,000 on October 30, 2009 and $20,500 on November 16, 2009.

The Tranche B Notes had a principal amount of $84,000, zero coupon interest and a fair value of $78,440, resulting in a debt discount of $5,560 and an effective interest rate of approximately 5%. The notes mature on September 2, 2012. The Company is to repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 46%, 46% and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. The Company will be entitled to redeem the New Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the New Notes to be redeemed, plus default interest, if any. The New Notes are guaranteed by the Company's significant subsidiaries to the extent permitted under the applicable laws.

The Company has recorded $1,249 of debt discount amortization for the year ended December 31, 2009 related to the Tranche B Notes. This amount is included in interest expense.

Approximately $300 of legal fees and other costs directly associated with the issuance of the Tranche B Notes is recorded as deferred financing costs in the balance sheet at December 31, 2009. The Company is amortizing these financing costs over the life of the Tranche B Notes. The amortization for the year ended December 31, 2009 was $33.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.

CONVERTIBLE AND GUARANTEED SENIOR UNSECURED NOTES PAYABLE (CONTINUED)

The following is a summary of the Company’s convertible and guaranteed senior unsecured notes payable as of December 31, 2009 and 2008:

	2009	2008
Total	$79,689	$143,342
Less: current portion	(35,701)	--
Long-term portion	$43,988	$143,342

Repayments under the terms of the notes are as follows:

2010		$38,640
2011		38,640
2012		6,720
Total		84,000
Less: amount representing unamortized discount		(4,311)
Net		$79,689

16.

EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which was amended in February 2010. The plan, as amended, has a ten-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is12,000,000 shares of common stock. During the years ended December 31, 2009, 2008 and 2007, the Company granted 1,956,319, 3,099,001, 2,648,434 shares of restricted stock, respectively. During the years ended December 31, 2009, 2008 and 2007, 30,888, 52,944 and 51,800 shares of restricted stock were retired, respectively. As of December 31, 2009 and 2008, the shares issued vest over a four to five-year period, and at issue, resulted in total deferred compensation of $80,101 and $70,610. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the years ended December 31, 2009, 2008 and 2007, the Company recognized $18,087, $13,837 and $4,157, respectively, of compensation expense under the plan. As of December 31, 2009 and 2008, there was $44,632 and $52,616 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four to five-year period. During the years ended December 31, 2009, 2008 and 2007, the Company has not recognized any tax benefits for the compensation expense under the 2007 Equity Incentive Plan.

The following table summarizes the status of the Company's nonvested restricted stock awards during the years ended December 31, 2009, 2008 and 2007:

	Nonvested Restricted		Nonvested Restricted		Nonvested Restricted
	Stock and Stock Unit		Stock and Stock Unit		Stock and Stock Unit
	Awards		Awards		Awards
	2009		2008		2007
	Number of Shares	Weighted Average Grant Date Fair Values	Number Shares	Weighted Average Grant Date Fair Values	Number Shares	Weighted Average Grant Date Fair Values
Outstanding at beginning of year	4,415,292	$11.92	2,241,471	$17.39	--	$--
Granted	1,956,319	5.03	3,099,001	8.82	2,648,434	16.88
Vested	(1,626,740)	(11.12)	(872,236)	(15.86)	(355,163)	(13.96)
Forfeited	(30,888)	(11.55)	(52,944)	(12.89)	(51,800)	(10.63)
Outstanding at end of year	4,713,983	$9.47	4,415,292	11.92	2,241,471	17.39

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17.

INCOME TAXES

(a) Corporation Income Tax (“CIT”)

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income for the year ended December 31, 2009.

Our wholly owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the British Virgin Islands, is not subject to income taxes.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. CSR's operating companies, Golden, Cheng Feng, CSST PRC, Hongtianzhi, Minking, Tsingvision, Longhorn, Jin Lin and Coson enjoyed the following preferential tax benefits:

Our subsidiary, Golden, was subject to an EIT (“Enterprise Income Tax”) rate of 15% for the fiscal year 2009. Hongtianzhi is located in Shenzhen and its 2009 EIT rate was 20% because it received a lower tax rate as a high-technology company. Cheng Feng, HiEasy, Minking, and Stonesonic were each subject to an EIT rate of 15% in 2009 due to their high-technology or software company status. Longhorn is located in Shenzhen and its 2009 EIT rate was 10% because it received a lower tax rate as a high-technology company. Coson was subject to an EIT rate of 20% in 2009 due to its high-technology company status. Tsingvision and Jin Lin were subject to an EIT rate of 12.5% in 2009 due to their software company status. Guanling was subject to an EIT rate of 25% in 2009. CSST PRC was exempted from EIT in 2009.

During 2009, the Company applied for a rate change for certain subsidiaries. This application was approved by the PRC tax authority in 2009. Additionally, the Company was allowed to apply this rate to reduce the subsidiaries’ 2008 tax liability. This resulted in a reduction of income taxes of approximately $688.

The reconciliation of income taxes computed at the PRC federal and local statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2009	2008	2007
PRC state and local statutory tax rate	25%	25%	33%
Computed expected expense	$14,565	$9,546	$14,473
Temporary differences	1,601	5,284	4,381
Non-deductible items	6,670	4,819	2,284
Non-taxable items	(2,404)	(293)	--
Tax losses not recognized	10,009	4,986	1,747
Difference arising from differential tax rates	(2,942)	(3,418)	377
Changes in subsidiaries tax rates approved by the PRC in 2009	(688)	--	--
Preferential tax treatment	(25,078)	(15,344)	(13,954)
Others	--	--	(17)
Income tax expense	$1,733	$5,580	$9,291

The provision for income taxes for each of the three years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007
Current	$973	$5,466	$9,173
Deferred	760	114	118
	$1,733	$5,580	$9,291

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17.

INCOME TAXES (CONTINUED)

(a) Corporation Income Tax (“CIT”) - continued

In unrecognized tax benefits of $16,742 and $6,268 at December 31, 2008 and 2007, there were no tax benefits that, if recognized, would reduce our annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

At December 31, 2009, the Company has a net operating loss carry forward for United States income tax purposes of $31,889. This net operating loss can be carried forward through 2029 to offset future United States taxable income, if any. The valuation allowances against deferred tax assets were provided for the redemption accretion on the convertible notes (note 15) and expenses incurred in the United States in prior years. Because the Company does not currently have any revenue generating activities in the United States and the Company does not expect to have operations in the United States in the near future, the Company has determined that it is more likely than not that the Company will not be able to use the deferred tax benefits. Therefore, the Company has provided valuation allowances for net deferred tax assets.

Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2009 and 2008.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax (liabilities) assets:
Deferred income	$13	$32
Depreciation	227	253
Software capitalization	(1,000)	--
Redemption accretion on convertible notes	--	11,336
Tax loss not recognized	16,742	6,733
	15,982	18,354
Less: Allowance for deferred tax assets	(16,742)	(18,069)
Net deferred tax (liabilities) assets	$(760)	$285
Deferred tax (liabilities) assets:
Current portion	$13	$32
Non-current portion	(773)	253
	$(760)	$285

(b) Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on the purchases can be used to offset the VAT due on the sales. The VAT credit receivable balance was $0 at December 31, 2009 and 2008.

For software sales the applicable VAT rate is 3% under the relevant tax concession for “high-tech” corporations. The Company needs to pay the full amount of VAT calculated at 17% of the invoiced value of sales as required and subsequently receives a refund on 14% of the invoiced value of sales.

For export sales, the applicable VAT rate is 0% to 3% under the relevant tax laws. The Company needs to pay the full amount of VAT calculated at 17% of the invoiced value of sales as required and subsequently receives a refund on 14% to 17% of the invoiced value of sales. The VAT tax refundable balance for software and export sales was $0 at December 31, 2009 and 2008.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
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

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables for the years ended December 31, 2009, 2008 and 2007:

Revenues by segment for the years ended December 31, 2009, 2008 and 2007 are as follows:

Revenues (1)	2009	2008	2007
Installation segment	$442,367	$311,589	$159,250
Manufacturing segment	87,550	78,565	80,938
Distribution segment	50,953	37,200	--
	$580,870	$427,354	$240,188

(1) Revenues by operating segments exclude intercompany transactions.

Income from operations by segment for the years ended December 31, 2009, 2008 and 2007 are as follows:

Income from operations:	2009	2008	2007
Installation segment	$93,182	$71,663	$35,274
Manufacturing segment	1,271	7,406	13,429
Distribution segment	(1,672)	897	--
Corporate and other (1)	(26,820)	(22,505)	(6,052)
Income from operations	65,961	57,461	42,651
Corporate other income	2,500	2,236	3,013
Corporate interest income	215	218	374
Gain on modification of convertible notes	9,315	--	--
Corporate interest expenses	(19,731)	(21,765)	(15,011)
Gain on disposal of land use rights and properties	--	--	13,632
Income before income taxes	58,260	38,150	44,659
Income taxes	(1,733)	(5,580)	(9,291)
Net income	$56,527	$32,570	$35,368

(1) Corporate and other includes non-cash compensation, professional fees and consultancy fees for the Company.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

18.

CONSOLIDATED SEGMENT DATA (CONTINUED)

Non-cash employee compensation by segment for the years ended December 31, 2009, 2008 and 2007 is as follows:

Non-cash employee compensation:	2009	2008	2007
Installation segment	$2,150	$1,881	$1,135
Manufacturing segment	3,303	2,546	1,266
Distribution segment	1,433	1,381	--
Corporate and other	11,201	8,029	1,756
	$18,087	$13,837	$4,157

Total assets by segment at December 31, 2009, 2008 and 2007 are as follows:

Total assets	2009	2008	2007
Installation segment	$476,743	$297,276	$152,495
Manufacturing segment	188,978	188,120	146,683
Distribution segment	47,458	41,595	--
Corporate and other (1)	60,379	47,225	78,225
	$773,558	$574,216	$377,403

(1) Includes deposit paid for acquisition of subsidiaries, properties and intangible assets.

Goodwill by segment at December 31, 2009, 2008 and 2007 is as follows:

Goodwill	2009	2008	2007
Installation segment	$11,079	$9,902	$--
Manufacturing segment	56,456	51,338	52,369
Distribution segment	11,976	11,976	--
	$79,511	$73,216	$52,369

Depreciation and amortization by segment for the years ended December 31, 2009, 2008 and 2007 are as follows:

Depreciation and amortization	2009	2008	2007
Installation segment	$4,706	$3,608	$2,050
Manufacturing segment	6,031	4,002	2,957
Distribution segment	1,429	1,436	--
Corporate and other	574	445	33
	$12,740	$9,491	$5,040

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

19.

SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2009, 2008 and 2007 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Revenue	$96,416	$141,915	$159,820	$182,719
Gross profit	$25,026	$31,016	$35,336	$51,487
Income before income taxes	$2,204	$7,049	$21,827	$27,180
Net income	$2,002	$6,498	$21,972	$26,055
Basic income per share	$0.04	$0.14	$0.46	$0.41
Diluted income per share	$0.04	$0.13	$0.41	$0.38
2008
Revenue	$71,777	$92,740	$119,289	$143,548
Gross profit	$22,256	$30,456	$32,009	$35,820
Income before income taxes	$6,647	$9,883	$9,923	$11,697
Net income	$4,471	$7,730	$9,148	$11,221
Basic income per share	$0.11	$0.18	$0.20	$0.24
Diluted income per share	$0.11	$0.17	$0.20	$0.23
2007
Revenue	$38,451	$52,125	$65,438	$84,174
Gross profit	$10,118	$14,893	$19,738	$24,790
Income before income taxes	$5,840	$6,039	$14,302	$18,478
Net income	$4,524	$4,272	$11,715	$14,857
Basic income per share	$0.14	$0.12	$0.30	$0.35
Diluted income per share	$0.13	$0.11	$0.29	$0.35

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

20.

COMMITMENTS AND CONTINGENCIES

(a) Leases

During the years ended December 31, 2009, 2008 and 2007, the Company leased offices in various cities in the PRC. Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $1,113, $1,215 and $569, respectively.

Future minimum lease payments for these office leases for the years ending December 31, 2010 to 2012 amount to $351, $235 and $221, respectively.

(b) Warranty commitments

The Company issues a one to three-year warranty with the sales of its surveillance and security systems. See note 2(o) for the calculation of this commitment.

(c) Research and Development Commitment

The Company has established a strategic partnership with Beijing University under which the Company will provide funds to Beijing University for the research and development of video surveillance and security products. Under the agreement, the Company has agreed to provide Beijing University a maximum amount of RMB 2,000 ($294). No payments were made during the years ended December 31, 2009 and 2008.

21.

SUBSEQUENT EVENTS

On February 3, 2010, the Company held a special meeting of stockholders at which stockholders approved an amendment to the Company’s 2007 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock issuable thereunder from 8,000,000 to 12,000,000, and to extend the term of the Plan to February 7, 2017.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the registrant, as amended to date.*

3.2	Certificate of Merger *

3.3	By-laws of the registrant (herein incorporated by reference from the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on October 3, 2006).

4.1

Notes Purchase Agreement by and among the registrant, China Safetech Holdings Limited, China Security & Surveillance Technology (PRC), Inc., and Citadel, dated August 18, 2009 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2009).

4.2

Tranche A Indenture by and among the registrant, China Safetech Holdings Limited, and The Bank of New York Mellon, dated September 2, 2009 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.3

Tranche B Indenture by and among the registrant, China Safetech Holdings Limited, and The Bank of New York Mellon, dated September 2, 2009 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.4

The Second Amended and Restated Investor Rights Agreement by and among the registrant, China Safetech Holdings Limited, China Security & Surveillance Technology (PRC), Inc., and Citadel, dated September 2, 2009 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.5

Notes Purchase Agreement by and between the registrant and Citadel, dated October 22, 2009 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009).

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

10.3

Exclusive Cooperation Agreement, dated September 20, 2007, among the registrant, Golden and Chuang Guan (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).

10.4

Exclusive Cooperation Agreement, dated January 18, 2008, among the registrant, CSST PRC and DM (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).

10.5

Equity Transfer Agreement, dated April 2, 2008, by and among the registrant, Safetech and Aiqi Chen (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008).

10.6

Equity Transfer Agreement, dated April 2, 2008, by and among the registrant, Safetech and Weilan Zhuang (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008).

10.7

Equity Transfer Agreement, dated April 21, 2008, by and among the registrant, Safetech and Weilan Zhuang (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2008).

10.8

Equity Transfer Agreement, dated July 7, 2008, by and among the registrant, Safetech and Qingqing Peng (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).

10.9	Form of Confirmation of Successful Subscription, dated July 23, 2008 (herein incorporated by reference from the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2008).

10.10	Form of Subscription Application, dated July 23, 2008 (herein incorporated by reference from the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2008).

10.11	Equity Transfer Agreement, dated August 6, 2008, by and among the registrant, Safetech and Wenyan Zeng (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2008).

10.12	Equity Transfer Agreement, dated November 10, 2008, by and among the registrant, Safetech and Junhua Li (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2008).

10.13	Equity Transfer Agreement, dated January 12, 2009, by and among the registrant, Safetech and Qingqing Peng (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).

10.14	Form of Securities Purchase Agreement, dated August 24, 2009, by and among the registrant and the investors named therein (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009).

10.15	Form of Escrow Agreement, dated August 26, 2009, by and among the Registrant, Brean Murray, Carret Co., LLC, and Escrow, LLC. (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009).

10.16	Form of Securities Purchase Agreement, dated October 2, 2009, by and among the registrant and the investors named therein (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2009).

10.17	Form of Escrow Agreement, dated October 2, 2009, by and among the Registrant, Brean Murray, Carret Co., LLC, and Escrow, LLC. (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2009).

14	Amended and Restated Code of Ethics, adopted October 25, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007).

21	List of Subsidiaries *

23.1	Consent of GHP Horwath, P.C. *

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a) *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a) *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Form of Restricted Stock Grant Agreement (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

99.2	Real Property Trust Agreement, dated August 21, 2006, by and between Zhiqun Li and Golden Group Corporation (Shenzhen) Limited. (English Translation) (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007).

* Filed herewith.