Form 10-K/A
period 2009-12-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2010-03-10
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-33774

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	98-0509431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13/F, Shenzhen Special Zone Press Tower, Shennan Road,
Futian District, Shenzhen,
People's Republic of China, 518034

(86) 755-8351-0888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Registered:
Common Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]    No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTES

On March 2, 2010, we filed our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services). In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

This amendment on Form 10-K/A is not intended to revise any other information presented in the Original Filing, which remains unchanged, has not been updated to reflect events occurring subsequent to the original filing date. This Amendment speaks as of the date of the Original Filing, except for certain certifications, which speak as of their respective dates and the filing date of this Amendment. This Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors, with information detailing the public company directorships currently held or directorships held during the past five years, together with additional information about the specific experience, qualifications, attributes or skills that led to the Board’s conclusion that such person should serve as a director.

NAME	AGE	POSITION
Guoshen Tu	44	Chief Executive Officer, and Chairman of the Board
Terence Yap	38	Chief Financial Officer and Vice Chairman of the Board
Runsen Li	74	Director
Peter Mak	48	Director
Robert Shiver	55	Director

Guoshen Tu. Mr. Tu has been our Chief Executive Officer and a director since September 2005. From 1994 to 1996, Mr. Tu was the Chief Executive Officer of Jiangxi Golden Motuo Che Zhizhao Co., Ltd. From 1996 to 2004, Mr. Tu was the Chief Executive Officer of Jiangxi Golden Group Limited. From 2004 to 2005, Mr. Tu was the Chief Executive Officer of Golden Group Corporation (Shenzhen) Limited. Mr. Tu was selected to serve as a director on our board in connection with his strong leadership, business management skills as well as vision and strategic experience, which he has acquired as the chief executive officer of public and private companies in prior years. Mr. Tu received an EMBA from Peking University. Mr. Tu has not held any other public company directorships during the past five years.

Terence Yap. Mr. Yap has served as our Chief Financial Officer since January 2007, and as a director and Vice Chairman since March 2006. Prior to joining our company, Mr. Yap was the President, the Chief Executive Officer and a director of Digital Network Alliance International, Inc., a US reporting company incorporated in Delaware which is engaged in the business of providing satellite internet connections to customers in the Asia Pacific region, including Hong Kong, Singapore, Indonesia, Bangladesh, Pakistan, and Mongolia, and the business of providing managed broadband services to commercial office buildings and apartment buildings in Singapore and Hong Kong. Mr. Yap was selected to serve as a director on our board in connection with his strong leadership, extensive finance and business management experience, and sales and marketing insights, which he acquired as the Chief Executive Officer of Digital Network Alliance International, Inc., as well as his complete understanding of the Company’s vision and strategy. Mr. Yap received a Master of Business Administration from the Chinese University of Hong Kong. Other than as noted above, Mr. Yap has not held any other public company directorships during the past five years.

Runsen Li. Mr. Li became a director in August 2007. Mr. Li has been Vice President of the Chinese Police Association since 2005, an organization that serves as a liaison with the police and public community as well as foreign law enforcement agencies. It also conducts formal law enforcement training and education in China as well as overseas. Since 1996, Mr. Li has also been Head of the Commission of Science and Technology of the Ministry of Public Security of the People’s Republic of China. Since 1998, Mr. Li has been group leader and chief technical advisor for China’s Golden Shield Project, a communication network and computer information system operated by the Ministry of Public Security of the People’s Republic of China. Mr. Li was selected to serve as a director on our board in connection with his experience of over 40 years in the surveillance and safety industry and his deep understanding of public policy matters, having served in several high-level positions within China’s Ministry of Public Security. Mr. Li graduated from Soviet Leningrad Electric and Industry College in 1963, with a degree in Wireless Electronic Engineering. From 1981 to 1983, Mr. Li was a visiting scholar at University of Cincinnati specializing in Computer Image Processing. Mr. Li has not held any other public company directorships during the past five years.

Peter Mak. Mr. Mak became a director in October 2007. Mr. Mak is currently the Managing Director of Venfund Investment, a China-focused private equity investment and financial advisory firm incorporated in Shenzhen, China which he co-founded in late 2001. Prior to that, Mr. Mak spent 17 years at Arthur Andersen Worldwide where he was a firm partner and served as the managing partner of Arthur Andersen Southern China in his last position with the firm. Since June 2009, he has also been the Chief Financial Officer of A-Power Energy Generation Systems Ltd. (Nasdaq: APWR). Mr. Mak serves as an independent non-executive director and audit committee chairman of Trina Solar Limited, China GrenTech Corp. and Dragon Pharmaceutical Inc., which are listed or quoted in the U.S., and Huabao International Holdings Ltd., China Dongxiang (Group) Co., Ltd., Pou Sheng International (Holdings) Limited, Real Gold Mining Limited and 361 Degrees International Limited, which are listed on the Hong Kong Stock Exchange. Mr. Mak was selected to serve as a director on our board in connection with his substantial experience with Arthur Andersen and experience as audit committee chairman of several public companies, which provided him with a unique perspective on accounting and financial reporting, as well as risk management expertise. Mr. Mak is a graduate of the Hong Kong Polytechnic University and a fellow member of the Association of Chartered Certified Accountants, UK and the Hong Kong Institute of Certified Public Accountants, and a member of the Institute of Chartered Accountants, in England and Wales. Other than noted above, Mr. Mak has not held any other public company directorship during the past five years.

Robert Shiver. Mr. Shiver became a director in October 2007. Mr. Shiver is currently the Chairman and CEO of both Aerwav Holdings, Inc and The Shiver Global Holdings, which are privately held investment companies that specialize in developing recurring revenue services and products in the global security, energy, wireless and technology sectors. Mr. Shiver previously served as the Managing Director of TC Energy Holdings which is a provider of various energy services and products to both the commercial and industrial markets in North America. In addition, Mr. Shiver served as the Chairman and CEO of Intek Global, a global provider of wireless technology, spectrum, products and various services from 1997 to 2002. Within the global security sector, Mr. Shiver has substantial experience at the investor, board and executive level with companies, including such companies as Securicor plc, ADT LTD, Centennial Security Holdings and Sonitrol. Mr. Shiver was selected to serve as a director on our board in connection with his invaluable leadership, business management, and strategic vision, and over 30 years of experience. Mr. Shiver has not held any other public company directorships during the past five years.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Board Composition and Committees

The Company is governed by the Board that currently consists of five members: Guoshen Tu , Terence Yap, Runsen Li, Peter Mak, and Robert Shiver. Since October 2007, the Board has established three Committees: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which is available on the Company’s website www.csst.com. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, China Security & Surveillance Technology, Inc., 13/F Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, People’s Republic of China, 518034.

Audit Committee

Our Audit Committee consists of our three independent directors, Runsen Li, Peter Mak (Chair) and Robert Shiver. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Our board of directors has determined that Mr. Mak qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and that he is financially literate and independent in accordance with the requirements of the SEC and the New York Stock Exchange.

The Audit Committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;
  reviewing with our independent auditors any audit problems or difficulties and management’s response;
  reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S-K under the Securities Act of 1933, as amended;
  discussing the annual audited financial statements with management and our independent auditors;
  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;
  annually reviewing and reassessing the adequacy of our Audit Committee charter;
  meeting separately and periodically with management and our internal and independent auditors;
  reporting regularly to the full board of directors; and
  such other matters that are specifically delegated to our Audit Committee by our Board from time to time.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

Code of Ethics

On October 25, 2007, we adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. Our Code of Ethics applies to all directors, officers and employees of the Company, including the Company’s principal executive officer and principal financial officer. This Code is designed to deter wrongdoing and to promote all of the following:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC, and in other public communications made by the Company;
  compliance with applicable governmental laws, rules and regulations;
  the prompt internal reporting to an appropriate person or persons identified herein for receiving notice of violations or potential violations of this code; and
  accountability for adherence to this code.

The current version of the Code of Ethics is maintained on the Company’s website at www.csst.com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, China Security & Surveillance Technology, Inc., 13/F Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, People’s Republic of China, 518034. During the fiscal year ended December 31, 2009, there were no waivers of our Code of Ethics.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, the following individuals were late in filing one or more Section 16(a) forms during 2009: (i) a late Form 4 report filed by Runsen Li on January 5, 2010 to report the grant of 1,667 restricted shares of common stock pursuant to the Company’s Equity Incentive Plan; (ii) a late Form 4 report filed by Robert Shiver on January 5, 2010 to report the grant of 1,667 restricted shares of common stock pursuant to the Company’s Equity Incentive Plan; (iii) a late Form 4 report filed by Peter Mak on January 5, 2010 to report the grant of 1,667 restricted shares of common stock pursuant to the Company’s Equity Incentive Plan; (iv) a late Form 4 report filed by Terence Yap on April 27, 2009 to report the grant of 600,000 restricted shares of common stock pursuant to the Company’s Equity Incentive Plan; (v) a late Form 4 report filed by Peter Mak on April 27, 2009 to report the grant of 1,667 restricted shares of common stock pursuant to the Company’s Equity Incentive Plan; (vi) a late Form 4 report filed by Runsen Li on April 27, 2009 to report two grants of 14,167 and 20,000 respectively of restricted shares of common stock pursuant to the Company’s Equity Incentive Plan; (vii) a late Form 4 report filed by Robert Shiver on April 27, 2009 to report two grants of 11,167 and 20,000 respectively of restricted shares of common stock pursuant to the Company’s Equity Incentive Plan and two dispositions of 10,700 and 967 shares of common stock; and (viii) a late Form 4 report filed by Guoshen Tu on April 27, 2009 to report a grant of 2,000,000 restricted shares of common stock pursuant to the Company’s Equity Incentive Plan.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following is a discussion of our executive compensation program and the compensation decisions made for fiscal year 2009 with respect to Guoshen Tu our Chief Executive Officer (referred to as our “CEO”) and Terence Yap, our Chief Financial Officer (referred to as our “CFO”). We refer to these executive officers as the “named executive officers.”

As of December 31, 2009, Mr. Tu and Mr. Yap were the only two executive officers. Currently, the position of President is vacant, and our CEO has assumed the responsibilities of that office on an interim basis.

In 2009, the Compensation Committee accepted recommendations and ideas from senior management and combined with market data to determine the compensation to be paid to the Company’s executive officers.

Important determining factors included the Company’s financial and operating performance and prospects, the level of compensation paid to similarly situated executives in comparably sized companies, equity grants made in prior years, and the contributions made by each of the executive officers to the success of the Company. The compensation committee is responsible for approving and overseeing executive compensation.

Mr. Tu and Mr. Yap have been involved in the Board’s deliberations regarding executive compensation in the past and have provided recommendations with respect to their and any other executive officers’ compensation. Beginning in 2008, determinations of Mr. Tu’s and Mr. Yap’s compensation have been made solely by our compensation committee, and neither Mr. Tu nor Mr. Yap takes part in any discussions regarding their own respective compensation.

Objectives of our executive compensation program

An understanding of our executive compensation program begins with an understanding of the objectives the program is intended to serve. These include:

  Offering competitive compensation. We seek to offer a compensation package that is attractive and competitive with the compensation practices of the peer companies with which we compete for talent (these companies are discussed below).

  Rewarding performance. Our compensation program is intended to closely align executive compensation with performance by tying a significant portion of compensation to the achievement of financial and other goals of the Company and the executive’s contributions to the accomplishment of those goals. At present the Compensation Committee uses discretion to determine appropriate pay as a result of performance.

  Aligning the interests of our executives with those of our shareholders. A significant portion of the total compensation paid to our top two executive officers is in the form of equity-based compensation. This serves to further align the interests of our executives with those of our shareholders.

Executive compensation consists primarily of restricted stock grants with four to five year vesting requirements. This reduces the risk of short-term decisions being made at the expense of long-term growth.

How executive compensation is determined

The role of the Compensation Committee and its consultant, and of management

The Compensation Committee of independent directors, formed in late 2007, was established to oversee the compensation program for the named executive officers and for the other members of senior management who report to the CEO. Since 2008, the Compensation Committee has been assisted in fulfilling its responsibilities by its advisor, James F. Reda and Associates LLC (referred to as “J. F. Reda”). J. F. Reda is engaged by, and reports directly to, the Compensation Committee. Additional information on the roles of the Compensation Committee, J. F. Reda and management in the process for determining executive compensation is discussed below.

How the elements of our compensation program were selected

The Compensation Committee is responsible for determining the elements of our compensation program. In doing so, the Compensation Committee seeks to structure our program in a way that furthers our program objectives of providing a competitive compensation package, promoting our pay-for-performance philosophy and aligning the interests of our executives and shareholders. In structuring the program, the Compensation Committee considered market comparison information provided by J. F. Reda regarding executive compensation practices generally and at selected comparator companies.

The key compensation elements selected by the Compensation Committee include:

  annual salary;
  annual discretionary bonus (moving to non-discretionary, performance-based in 2010); and
  long-term equity-based compensation, which for 2007 and 2008 was in the form of restricted stock, vesting monthly over four or five years.

The Compensation Committee believes that this combination of salary, cash incentive and equity-based compensation is appropriate to provide a competitive compensation package to our executives based on prevailing market practices. As we continue to develop our compensation programs, it is the fundamental belief of the Compensation Committee to tie a significant portion of target compensation to performance as measured by long-term stock price growth, which the Compensation Committee believes supports our pay-for-performance philosophy and the achievement of our strategic goals. While no specific formula is used to determine the allocation between equity-based and fixed compensation, this emphasis on pay-for-performance resulted in equity-based compensation representing the largest portion of the total target compensation (meaning salary, bonus, and equity-based compensation) of the named executive officers in fiscal year 2007 and for 2008. For 2009 performance there were no bonus payments made. Also, as a result in part of large grants made in 2008, there were no long-term incentive grants in 2009. The emphasis on equity-based compensation in our program serves to align the interests of the named executive officers with those of our shareholders and promote executive retention.

The company does not provide any other forms of compensation such as retirement benefits, deferred compensation, termination benefits, perquisites, or change-in-control arrangements.

The use of market comparison data

The Comparison Group. The Compensation Committee compares the company’s executive compensation program to that of a group of select comparator companies. This review is done with respect to both the structure of our executive compensation program and target compensation. A significant portion of the comparator group is comprised of China-based technology and communication companies listed on the New York Stock Exchange.

Several of these companies are significantly larger than the Company. However, after a careful examination of pay levels and practices at these larger China-based companies, it was determined that executive compensation at these larger companies was not significantly different than smaller companies and did not bias the findings.

The comparator group used by the Compensation Committee consists of 17 companies that we believe we compete with for executive talent. This group is referred to as the “Comparison Group.” The companies included in the Comparison Group were selected by the Compensation Committee based on the recommendation of J. F. Reda. Information on the pay practices of the Comparison Group is provided by J. F. Reda to the extent such information is available.

The following companies made up the Comparison Group.

Checkpoint Systems Inc	LDK Solar Co Ltd
China Digital TV Holdings Co	NAPCO Security Systems Inc.
China Mobile LTD	Protection One Inc.
China Netcom Group Corp	Qiao Xing Mobile Comm Co. Ltd
China Telecom Corp LTD	Semiconductors Mfg Int’l Corp
China Unicom Ltd	Suntech Power Holdings
Diebold, Incorporated	Trina Solar Ltd
Giant Interactive Group Inc.	Tyco International Ltd
Yingli Green Energy Holding

Compensation Structure and Targets. J. F. Reda conducted a comparison of our executive compensation structure and practices to those of the Comparison Group in 2008. This review covered several aspects of compensation, including base salary, target bonus, equity grants, pay targets and performance measures where applicable. The market analysis developed was used in part to determine pay targets for 2009.

Based on its review in 2008, J. F. Reda concluded that the structure of the Company’s proposed compensation program was reasonably consistent with industry practices, particularly with regard to other China-based companies, where equity grants are often a major pay component. However, it was recommended that the proposed exclusive reliance on long term incentives as the sole performance element of pay be adjusted to include short term incentives as well. This would provide the balance between short term and long term incentives believed necessary to facilitate consistent growth and overall performance.

Market comparison data was also used in setting compensation target levels for each of the key elements of our program (salary, cash incentive and equity-based compensation) and for the combined total of these elements. For each of the key elements, the Compensation Committee seeks to determine the prevailing competitive range of target compensation based on publicly-available information and the advice of J. F. Reda, with the mid-point of the range being the 75th percentile of the Comparison Group. The Committee generally targets total pay near the 75th percentile with the majority of pay in the form of equity. An executive’s actual compensation may be more or less than the target amount set by the Compensation Committee based on the Company’s relative performance, changes in our stock price and other factors. The Committee delivered limited pay in 2009 due to an uncertain world-wide economy and potential business consequences, and large restricted stock grants in the previous year.

We believe the 75th percentile is appropriate for attracting and retaining top talent from a very limited talent pool. Targeting the 75th percentile is also consistent with the growth of the company and pace of acquisitions that are unique in the industry. Also, the Compensation Committee believes it is necessary to ensure key executives continue to position the Company into a leadership position in the security and information technology industries and to reward the extra effort required to achieve very aggressive goals.

Setting compensation targets based on market comparison data is intended to ensure that our compensation practices are competitive with regard to attracting and retaining executive talent. Because each compensation element is reviewed based on available data, which is limited for certain companies, compensation decisions made with respect to one element of compensation do not affect decisions made with respect to other compensation elements. It is also for this reason that no specific formula is used to determine the allocation between cash and equity-based compensation. In addition, because a named executive officer’s compensation target is set by reference to persons with similar duties at the Comparison Group companies, the Compensation Committee does not establish any fixed relationship between the compensation of the CEO and that of any other named executive officer.

The key elements of our executive compensation program

As stated above, the key elements of our compensation program are salary, an annual cash incentive, and long-term equity-based compensation awards.

Base salary

Salaries are based on the executive’s performance, scope of responsibilities and experience, competitive pay practices and tenure. Base salary is intended to provide a fixed, baseline level of compensation that is not contingent upon the Company’s performance, although performance does influence salary adjustments. The Committee’s objective is to pay salaries at the low end of the market so that we might emphasize equity-based compensation. Mr. Tu’s salary continues to be below the market median. Mr. Yap’s salary was increased to be below the 75th percentile but higher than the market median to recognize his unique leadership role, second only to Mr. Tu.

In early 2008, an extensive review of compensation practices at the Company and in the market was completed and provided a foundation for 2009 salary determinations. Through 2008, the top executives were compensated primarily with equity—salaries have been below market

Annual Cash Bonus

It has not been the practice of the Company to pay annual bonuses. The Compensation Committee continues to review its use of discretionary bonuses. There has been some consideration for establishing a formulaic approach to paying bonuses but the uncertainty of world-wide economic growth and how that will affect our markets has caused the Committee to maintain its current approach.

Equity-based long-term incentive awards

The primary part of our compensation program is long-term equity-based compensation. Historically, the long-term incentive awards made to the named executive officers have consisted of time vested restricted stock. The Compensation Committee has been considering performance shares and other types of equity grants that increase the performance element of equity grants. No grants were made in 2009 after making significantly larger than normal, time-vested restricted stock grants to Mr. Tu and Mr. Yap in 2008.

Role of Long-Term Incentive Awards. Long-term incentive grants as the primary component of compensation provide a number of benefits as follows:

  allows us to offer a compensation package that is competitive and enhances our ability to attract and retain executive talent;
  aligns the interests of our executives with those of our shareholders, thereby encouraging the creation of shareholder value; and
  helps establish a direct link between compensation amounts, total shareholder return and company operating performance

Award Process. In making awards, the Compensation Committee will not issue a targeted number of shares. Instead, in consultation with J. F. Reda and taking into account market comparison data and the executive’s performance, the Compensation Committee will first determine the total dollar value of the award to be granted to the named executive officer.

The values assigned by the Compensation Committee to the individual equity grants are then translated into a specific number of full share grants such as restricted stock or options to purchase stock, in each case based on the fair market value at the date of the grant. The value ultimately realized from these awards will depend on a number of factors, including our operating performance and movements in our stock price.

Timing of Equity Awards. The Compensation Committee has not formally adopted a timing policy for the granting of stock options; however, stock option grants have not been made to the executive officers nor are there plans to do so in the future.

Awards in Fiscal Year 2009. Because of the large grants of restricted stock awards made to Mr. Tu and Mr. Yap in November 2008, no equity grants were made to them in 2009. The total value of the 2008 grants to Messrs. Tu and Yap was intended to adjust for low compensation in 2006 and 2007, to provide a strong retention incentive, and to provide incentives for increasing company value. These awards also served to balance the absence of retirement programs or severance plans.

Other benefits

At present we do not provide nor do we plan to provide, pension benefits, deferred compensation, life insurance or other benefits to our named executive officers. Our philosophy is to have pay based almost exclusively on performance and at levels above market. In other words, by establishing higher levels of risk in pay, the Committee has targeted higher than market pay.

Change in control and employment agreements

Through 2009 there were no change-in-control agreements or employment agreements of any kind nor are there plans to institute change-in-control agreements or severance agreements.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

/s/ Compensation Committee
Robert Shiver, Chairman
Runsen Li
Peter Mak

Compensation Policies

The Compensation Committee of the Company has a compensation structure in place that encourages long-term performance. All bonuses are discretionary. The CEO and CFO have not received bonuses in the past three years. Equity grants made over the past three years to a limited number of executives were in the form of restricted stock and vest monthly over four or five years. The realizable value of these awards will be based on the value of our stock over a multi-year period. This structure is more likely to reduce the risk of behavior designed to generate short term gains.

Stock options and restricted stock have also been granted to new executives, managers, and other key employees as part of several acquisitions. For the same reasons, these grants are not expected to result in risky behavior to generate short term gains on the part of these employees.

As a result of these practices we believe our compensation policies do not result in any material adverse risk to the Company.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guoshen Tu, CEO and Chairman	2009	$290,058	-	-	-	-	-	-	$290,058
	2008	$322,108	-	$17,700,000	-	-	-	-	$18,022,108
	2007	$40,840	-	$3,225,000	-	-	-	-	$3,265,840
Terence Yap, CFO and Vice Chairman	2009	$315,904	-	-	-	-	-	-	$315,904
	2008	$191,992	-	$5,310,000	-	-	-	-	$5,501,992
	2007	$153,594	-	$3,225,000	-	-	-	-	$3,378,594

(1) Amounts shown do not reflect compensation actually received by the named executive officer. The amounts represent the grant date value for stock granted to the named executive officers in 2007, 2008 and 2009 calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. For 2008, the assumptions used to calculate the value of stock awards are set forth under Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal year 2008 filed with the SEC on March 5, 2009. For 2007, the assumptions used to calculate the value of stock awards are set forth under Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal year 2007 filed with the SEC on March 10, 2008 These amounts disregard estimates of forfeitures related to service based vesting conditions.

Grants of Plan-Based Awards

No equity grants or non-equity incentive plan awards were provided to the named executive officers in 2009.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2009 for each of our named executive officers. Values are based on the December 31, 2009 closing stock price of $7.64.

Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Guoshen Tu	-	-	-	-	-	1,651,875	12,620,325	-	-
Terence Yap	-	-	-	-	-	531,875	4,063,525	-	-

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and stock vested for each of our named executive officers during the year ended December 31,2009. Values are based on the December 31, 2009 closing stock price of $7.64.

Name	OPTION AWARDS		STOCK AWARDS
	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Guoshen Tu	-	-	432,500	$2,702,185
Terence Yap	-	-	152,500	$949,619

Employment Agreements

We do not have employment agreements or termination agreements of any type with any of our executive officers, other than the consulting agreement with Terence Yap, which as discussed above expired in February 2009.

Potential Payments Upon Termination of Employment or Change of Control

The Company does not have change-in-control arrangements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

The 2007 Plan provides for the acceleration of vesting if a successor corporation does not assume or substitute outstanding stock awards. Upon a change of control, all unvested options and stock appreciation rights will become fully vested and exercisable, and all restricted stock units, performance units, performance shares and restricted stock will become fully vested and payable. Accelerated vesting occurs with respect to all equity-based compensation awards granted by the Company, and not just those granted to the named executive officers. In addition, no termination of employment is required to accelerate vesting.

The following table reflects the intrinsic value of unvested restricted stock that would be accelerated assuming a change in control occurred on December 31, 2009. Our named executive officers are not entitled to any payments upon a termination of employment. Values are based on the December 31, 2009 closing stock price of $7.64.

Name	Value of Accelerated ($)	Stock Total ($)
Guoshen Tu	12,620,325	12,620,325
Terence Yap	4,063,525	4,063,525

Non-Management Directors’ Compensation

The Board believes that providing competitive compensation is necessary to attract and retain qualified non-management directors. The key elements of the Company’s non-management director compensation are a cash retainer, committee chairman fees, and equity-based compensation and meeting fees. The Company reimburses non-management directors for travel and other business expenses incurred in the performance of their services for the Company. Directors are also reimbursed for attending director education courses.

Each director has actively assisted management in executing the Company’s growth strategy. Director compensation has been primarily in the form of equity. As the company absorbs numerous acquisitions and solidifies its position in the marketplace, director pay will recede. In 2009, restricted stock grants for directors were reduced to $113,000 in grant value per independent director, a 55% to 58% decline from 2008 grant values. The independent directors also received a one-time special award of restricted stock valued at $8,152 in recognition of their important roll in the Citadel negotiations.

Our non-management directors are entitled to an annual retainer, consisting of (i) a cash retainer and (ii) stock grant. In addition, they receive cash fees for serving on committees of our Board of Directors.

Based on an analysis of director compensation paid by the Comparison Group, the Board approved the following compensation structure for non-management directors in 2008. This compensation structure remained effective for 2010.

2009 NON-MANAGEMENT DIRECTOR COMPENSATION PROGRAM

	Retainer	Meeting Fee
Board
Annual Cash	As currently provided[1]	$0
Annual Equity	To be determined[2]	$0

Audit Committee
Chairman	$17,500	$2,000
Member	$10,000	$1,500

Compensation Committee
Chairman	$14,000	$1,500
Member	$7,500	$1,000

Nominating & Gov. Committee
Chairman	$12,000	$1,500
Member	$5,000	$1,000

(1)	Annual cash retainer for the role of Board members varies by director as follows: Runsen Li- $41,072, Peter Mak-$120,000, Robert Shiver-$50,000.

(2)	Each director received 21,667 restricted shares in fiscal 2009 with grant date value of $121,152.

The Board believes that this fee structure recognizes our directors’ key role in driving our growth and for the work required on each of the three committees the directors serve.

The following table sets forth the total compensation earned by the non-management directors during fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)[1]	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)[2]	Total ($)
Runsen Li	41,072	121,152	-	-	-	44,000	206,224
Peter Mak	120,000	121,152	-	-	-	46,000	287,152
Robert Shiver	50,000	121,152	-	-	-	44,500	215,652

(1)

Consists of 20,000 restricted shares granted to each independent director on January 9, 2009. This grant vests monthly for 12 months beginning with the grant date. An additional 1,667 restricted shares were granted to each independent director on November 2, 2009 and vested by year end.

(2)	Other compensation consists of fees received for serving on Board committees.

Compensation Committee Interlocks and Insider Participation

All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on March 5, 2010 for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each executive officer (including a named executive officer), (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group. Shares owned as of March 5, 2010 are based upon public filings with the SEC.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Security & Surveillance Technology, Inc., 13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, People’s Republic of China, 518034.

Officers and Directors
Guoshen Tu (2)	CEO and Chairman	16,760,435	24.5%
Terence Yap	CFO and Director	865,000	1.3%
Runsen Li	Director	75,834	*
Peter Mak	Director	73,334	*
Robert Shiver	Director	53,334	*
All officers and directors as a group (6 persons named above)		17,827,937	26.0%
5% Security Holders
Whitehorse Technology Limited (3)		11,392,000	16.6%

*Less than 1%

(1)           A total of 68,494,270 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)           Includes 11,392,000 shares owned by Whitehorse Technology Limited (“Whitehorse”), of which Mr. Tu is the sole owner, and 10,000 shares owned by Zhiqun Li, who is Mr. Tu’s wife. On January 11, 2008, Whitehorse issued and sold $50,000,000 in aggregate principal amount of Exchangeable Senior Notes due 2012 (the “Whitehorse Notes”) to third party investors not affiliated with us. In connection with this transaction, Whitehorse and Mr. Tu pledged shares of our Common Stock that are directly and indirectly beneficially owned by Whitehorse and Mr. Tu, respectively, to secure the Whitehorse Notes. Please see our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 5, 2009 and Schedule 13D filed on January 31, 2008 for more details.

(3)           Our CEO and Chairman Guoshen Tu is the sole owner of Whitehorse Technology Limited. Information concerning beneficial ownership was obtained from publicly available filings.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuances under Equity Compensation Plans

The following table includes the information as of December 31, 2009 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (#) (c)
Equity compensation plans approved by security holders (1)	-(1) (2)	Not Applicable (2)	431,878
Equity compensation plans not approved by security holders	-	-	-
Total	- (1) (2)	Not Applicable(2)	431,878

(1). On February 7, 2007, our Board of Directors authorized the establishment of the 2007 Equity Incentive Plan (the “Plan”), whereby we were authorized to issue a maximum 8,000,000 shares of our Common Stock to certain employees, consultants and directors. On February 3, 2010, our shareholders approved the amendment to the Plan to increase the total authorized shares from 8,000,000 shares to 12,000,000 shares and extend the term of the Plan to February 7, 2017.

(2) Through December 31, 2009, we have only made grants of shares of restricted stock. The weighted average grant date fair value of the outstanding awards as of December 31, 2009 was $9.47.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Since the beginning of the last fiscal year, there have not been any transaction, nor is there any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We are in the process of adopting a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $50,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our Board for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, our Board will take into account the relevant available facts and circumstances including, but not limited to:

  the risks, costs and benefits to us;
  the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
  the terms of the transaction;
  the availability of other sources for comparable services or products; and
  the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must excuse himself or herself form the deliberations and approval. Our policy will require that, in determining whether to approve, ratify or reject a related-person transaction, our Audit Committee must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of our Company and our shareholders, as our board or Audit Committee determines in the good faith exercise of its discretion. We did not previously have a formal policy concerning transactions with related persons.

Director Independence

Our Board has determined that each of Runsen Li, Peter Mak and Robert Shiver, constituting a majority of the members of the Board, has no material relationship with the Company (either directly or as partners, stockholders or officers of an organization that has a relationship with the Company) and is independent as defined by the applicable rules and regulations of the Securities Exchange Commission and the New York Stock Exchange. Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, are not considered to be independent.

Furthermore, the Board has determined that each of the members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is independent as defined by the applicable rules and regulations of the Securities Exchange Commission and the New York Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by GHP Horwath, P.C. for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Audit Fees	$1,123,000	$1,550,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
TOTAL	$1,123,000	$1,550,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of the our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions in the above table.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Horwath for our consolidated financial statements as of and for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2010

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.

/s/ Guoshen Tu
Guoshen Tu
Chairman and Chief Executive Officer

/s/ Terence Yap
Terence Yap
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Guoshen Tu	Chairman, Chief Executive Officer and Director	March 10, 2010
Guoshen Tu	(Principal Executive Officer)

/s/ Terence Yap	Chief Financial Officer and Director	March 10, 2010
Terence Yap	(Principal Financial Officer and Principal
Accounting Officer)

/s/ *	Director	March 10, 2010
Runsen Li

/s/ *	Director	March 10, 2010
Peter Mak

/s/ *	Director	March 10, 2010
Robert Shiver

*	By: /s/ Terence Yap
as attorney-in-fact

EXHIBIT INDEX

Exhibit	Description
Number

3.1	Amended and Restated Certificate of Incorporation of the registrant. ***

3.2	Certificate of Merger ***

3.3	By-laws of the registrant (herein incorporated by reference from the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on October 3, 2006).

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

4.7

Indenture by and among the registrant, Chain Star, Safetech, CSST HK and The Bank of New York, dated April 24, 2007 (herein incorporated by reference from the registrant’s current report on Form 8- K filed with the Securities and Exchange Commission on April 25, 2007).

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

10.9

Equity Transfer Agreement, dated April 2, 2007, by and among the registrant, Safetech and Zheng Huang (English Translation) (herein incorporated by reference from the registrant’s report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007).

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

10.17

Equity Transfer Agreement, dated April 2, 2008, by and among the registrant, Safetech and Aiqi Chen (English Translation) (herein incorporated by reference from the registrant’s report on Form 8- K filed with the Securities and Exchange Commission on April 8, 2008).

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

10.20

Equity Transfer Agreement, dated July 7, 2008, by and among the registrant, Safetech and Qingqing Peng (English Translation) (herein incorporated by reference from the registrant’s report on Form 8- K filed with the Securities and Exchange Commission on July 11, 2008).

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

21	List of Subsidiaries ***

23.1	Consent of GHP Horwath, P.C. ***

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a) *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a) *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Form of Restricted Stock Grant Agreement (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

99.2

Real Property Trust Agreement, dated August 21, 2006, by and between Zhiqun Li and Golden Group Corporation (Shenzhen) Limited. (English Translation) (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007).

* Filed herewith.
** Represents management contract or compensation plan or arrangement.
*** Previously filed.