Form 10-Q
period 2010-03-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2010-04-26
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

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

_____________________________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]         No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of April 22, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	69,063,257

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

ASSETS

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$142,293	$154,483
Accounts receivable, net	300,247	251,604
Inventories, net	73,469	70,141
Prepayments and deposits	4,755	4,706
Advances to suppliers	54,044	39,399
Other receivables	30,326	26,692
Deferred tax assets - current portion	10	13
Total current assets	605,144	547,038

Deposits paid for acquisition of subsidiaries, properties and intangible assets	13,726	7,199
Plant and equipment, net	74,856	75,447
Land use rights, net	7,716	7,733
Intangible assets	53,242	54,677
Goodwill	79,511	79,511
Deferred financing cost	1,737	1,953
TOTAL ASSETS	$835,932	$773,558

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

LIABILITIES AND EQUITY

	March 31, 2010	December 31, 2009
CURRENT LIABILITIES

Notes payable	$134,040	$57,116
Obligation under product financing arrangements – short term	5,308	5,184
Guaranteed senior unsecured notes payable – short term	36,127	35,701
Accounts and bills payable	65,924	68,817
Accrued expenses	15,836	26,762
Advances from customers	33,186	27,503
Taxes payable	16,468	14,835
Payable for acquisition of businesses, properties and land use rights	5,105	5,105
Deferred income	2,028	1,868
Total current liabilities	314,022	242,891

LONG TERM LIABILITIES
Obligation under product financing arrangements – long term	5,168	6,541
Guaranteed senior unsecured notes payable – long term	25,192	43,988
Net deferred tax liabilities	460	773
Total liabilities	344,842	294,193

EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value; 290,000,000 shares authorized 68,494,270 (March 31, 2010) and 67,866,730 (December 31, 2009) shares issued and outstanding	7	7
Additional paid-in capital	293,351	285,025
Retained earnings	169,259	165,982
Statutory surplus reserve fund	804	804
Accumulated other comprehensive income	27,689	27,565

Total equity of the Company	491,110	479,383
Noncontrolling interest	(20)	(18)
Total equity	491,090	479,365
TOTAL LIABILITIES AND EQUITY	$835,932	$773,558

See the accompanying notes to the condensed consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
Revenues	$120,190	$96,416

Cost of goods sold (including depreciation and amortization for the three months ended March 31, 2010 and 2009 of $254 and $241, respectively)	91,211	71,390
Gross profit	28,979	25,026
Selling and marketing	2,714	2,714
General and administrative (including non-cash employee compensation for the three months ended March 31, 2010 and 2009 of $8,326 and $4,218, respectively)	16,322	11,507
Depreciation and amortization	2,980	2,822
Income from operations	6,963	7,983
Interest income	78	29
Interest expense	(2,295)	(6,037)
Other income, net	246	229
Income before income taxes	4,992	2,204
Income taxes	(1,717)	(202)
Net income	3,275	2,002

Add: net loss attributable to the noncontrolling interest	2	11
Net income attributable to the Company	3,277	2,013

Foreign currency translation gain	124	54
Comprehensive income attributable to the Company	3,401	2,067
Comprehensive loss attributable to the noncontrolling interest	(2)	(11)

Comprehensive income	$3,399	$2,056

NET INCOME PER SHARE
ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS
BASIC	$0.05	$0.04
DILUTED	$0.05	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	63,961,000	45,041,000
DILUTED	68,369,000	49,362,000

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Common Stock		The Company’s Shareholders
					Accumulated	Statutory
			Additional		Other	Surplus
		Par	Paid-in	Retained	Comprehensive	Reserve	Noncontrolling	Total
	Shares	Value	Capital	Earnings	Income	Fund	Interest	Equity

BALANCE AT JANUARY 1, 2010	67,866,730	$7	$285,025	$165,982	$27,565	$804	$(18)	$479,365

Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	627,540	--	8,326	--	--	--	--	8,326
Foreign currency translation gain	--	--	--	--	124	--	--	124
Net income (loss) for the period	--	--	--	3,277	--	--	(2)	3,275
BALANCE AT MARCH 31, 2010	68,494,270	$7	$293,351	$169,259	$27,689	$804	$(20)	$491,090

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,275	$2,002
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	--	1,396
Depreciation and amortization	3,234	3,063
Amortization of consultancy services	--	11
Amortization of deferred financing cost	217	109
Non-cash employee compensation	8,326	4,218
Debt discount amortization	950	--
Redemption accretion on convertible notes	--	5,375
Deferred taxes	(310)	31
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(48,573)	15,342
Other receivables	(3,626)	1,739
Inventories	(3,308)	(9,441)
Prepayments and deposits	(46)	466
Advances to suppliers	(14,634)	(21,315)
(Decrease) increase in:
Accounts payable and accrued expenses	(13,846)	(2,222)
Advances from customers	5,675	23,195
Taxes payable	1,629	(2,350)
Deferred income	159	(184)
Net cash (used in) provided by operating activities	(60,878)	21,435
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(597)	(393)
Additions to intangible assets	(533)	(804)
Deposits paid for acquisition of subsidiaries	(6,526)	--
Payments for business acquisitions	--	(1,881)
Cash acquired in business acquisitions	--	273
Net cash used in investing activities	(7,656)	(2,805)
CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings, net of issuing cost	109,137	13,166
Repayment of borrowings	(32,229)	(7,314)
New borrowings from obligation under product financing arrangements	--	891
Repayment of obligation under product financing arrangements	(1,251)	(798)
Repayment of guaranteed senior unsecured notes payable	(19,320)	--
Net cash provided by financing activities	56,337	5,945
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,197)	24,575
Effect of exchange rate changes on cash	7	117
Cash and cash equivalents, beginning of period	154,483	47,779
CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,293	$72,471

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES CONDENSED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31,
	2010	2009
SUPPLEMENTARY CASH FLOW INFORMATION:	(Unaudited)	(Unaudited)
Interest paid	$1,090	$572
Income taxes paid	$498	$680

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1. BASIS OF PRESENTATION

The accompanying financial statements, as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2009, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010, as amended on March 10, 2010. Amounts as of December 31, 2009 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010, results of operations and cash flows for the three months ended March 31, 2010 and 2009, have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates

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

(b) Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

At March 31, 2010, the Company has no financial assets or liabilities subject to recurring fair value measurements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Fair Value - continued

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option), may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earning at each subsequent reporting date. The Company has not elected to apply the fair value option to any outstanding instruments.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts and bills payable, notes payable, obligation under product financing arrangements, and guaranteed senior unsecured notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

(c) Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivable due from any single individual customer exceeds 10% of total accounts receivable at March 31, 2010 and December 31, 2009.

From time to time, the Company enters into receivable factoring agreements. The Company accounts for those arrangements under ASC 860 “Transfer and Servicing.” These arrangements are without recourse, the receivables are isolated from the Company, the transferee has the right to pledge or exchange the receivables, and the Company does not maintain effective control over the receivables. Therefore, these arrangements satisfy the conditions to be accounted for as a sale and the Company recognizes any gain or loss in earnings.

(d) Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the year in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the year the impairment or loss occurs. There were no declines in net realizable value of inventory for the three months ended March 31, 2010 and 2009.

As of March 31, 2010 and December 31, 2009, inventories held under the product financing arrangements were $12,957 and $12,953, respectively.

During the three months ended March 31, 2010 and 2009, inventory purchases from the top five suppliers constituted approximately 46% and 28% of the total inventory purchases, respectively.

(e) Accounting for Software to Be Sold, Leased or Marketed

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

As of March 31, 2010 and December 31, 2009, unamortized computer software costs were $4,984 and $4,693, respectively. During the three months ended March 31, 2010 and 2009, $313 and $316 amortization expense was charged to income, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Revenue Recognition

Revenues from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition , and related interpretations. Revenues are recognized when the following criteria are met:

(i)

Persuasive evidence of an arrangement exists – The Company requires evidence of an agreement with a customer specifying the terms and conditions of the products to be delivered typically in the form of a signed contract or purchase order;

(ii)

Delivery has occurred – For product sales, delivery generally takes place when title to the product is transferred, which generally take place when products are shipped to or accepted by the customer, depending on the terms of the contract;

(iii)	The fee is fixed or determinable – Fees are fixed or determinable based on the contract or purchase order terms; and

(iv)	Collection is probable – The Company performs a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue is recognized. As of March 31, 2010 and December 31, 2009, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

The Company derives the bulk of its revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under ASC 605-25 “Multiple-Element Arrangements.” Revenue from the supply and installation of surveillance and safety equipment are recognized when the installation is completed and the customer acceptance is received. Approximately 1% of contract installation revenue is deferred for the repair work during the one year warranty period. The Company carefully monitors the warranty work requested by its customers, and has determined that very little warranty work has historically been requested to be performed. Management believes that this 1% warranty reserve appears adequate as of March 31, 2010 and December 31, 2009.

Repairs and maintenance service revenue is recognized when the service is performed.

The Company derives a portion of its revenue from one-year software upgrades. These services are typical postcontract service (“PCS”) arrangements according to ASC 985-605-25 “Revenue Recognition”. Under this guidance, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

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

(g) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three months ended March 31, 2010 and 2009 amounted to $633 and $670, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three months ended March 31, 2010 and 2009, the Company incurred advertising costs of approximately $649 and $97, respectively.

(i) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for the three months ended March 31, 2010 and 2009 were $290 and $270, respectively and are included in the selling and marketing expenses and general and administrative expenses.

(j) Income taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

(k) Earnings Per Share

ASC 260 “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Unvested restricted shares issued (share-based compensation) under the Equity Incentive Plan are not included in basic weighted average number of shares but are considered to be outstanding as of the grant date for purposes of computing diluted earnings per share even though the shares are subject to vesting requirements.

The calculation of diluted earnings per share is based on the outstanding warrants for the three months ended March 31, 2010 and 2009. As of March 31, 2010, warrants were outstanding to acquire 3,528,302 shares of common stock. Warrants which were outstanding to acquire 3,498,296 and 174,515 shares of common stock, respectively, were not included in the dilutive calculation for the three months ended March 31, 2010 and 2009, as the effect would be anti-dilutive.

Basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 were calculated as follows:

	2010	2009
Net income attributable to the Company	$3,277	$2,013
Weighted average number of common shares:
Basic	63,961,000	45,041,000
Effect of diluted securities:
Warrants	11,000	--
Employee share-based compensation	4,397,000	4,321,000
Diluted	68,369,000	49,362,000
Earnings per share attributable to the Company
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) New Accounting Standards

Accounting for Transfers of Financial Assets
(Included in ASC 860 “Transfers and Serving”)

This ASC guidance addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, this ASC guidance removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance was effective for the Company as of January 1, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Consolidation of Variable Interest Entities – Amended
(Included in ASC 810 “Consolidation”)

Revisions under ASC 810 require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This ASC guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. ASC 810 was effective for the Company as of January 1, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3. ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Accounts receivable	$302,252	$253,610
Less: allowance for doubtful accounts	(2,005)	(2,006)
Accounts receivable, net	$300,247	$251,604

4. INVENTORIES

Inventories consist of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Raw materials	$16,273	$14,292
Work in progress	2,114	2,212
Finished goods	25,986	18,790
Installations in process	30,620	36,371
Total	74,993	71,665
Less: allowance for obsolete inventories	(1,524)	(1,524)
Inventories, net	$73,469	$70,141

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Current portion	$4,755	$4,706
Non current portion
- Deposits paid for acquisition of subsidiaries	11,608	5,081
- Deposits paid for acquisition of properties and intangible assets	2,118	2,118
	$13,726	$7,199

The deposits paid for acquisition of subsidiaries, properties and intangible assets are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

6. ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $54,044 and $39,399 as of March 31, 2010 and December 31, 2009, respectively.

7. PLANT AND EQUIPMENT

At March 31, 2010 and December 31, 2009, plant and equipment, at cost, consist of:

	March 31,	December 31,
	2010	2009
Buildings	$62,120	$62,102
Leasehold improvements	2,983	2,763
Plant and equipment	8,099	7,971
Electronic equipment	9,473	9,305
Motor vehicles	5,344	5,343
	88,019	87,484
Less: accumulated depreciation	(13,163)	(12,037)
Plant and equipment, net	$74,856	$75,447

Depreciation expense for the three months ended March 31, 2010 and 2009 was $1,209 and $1,023, respectively.

8. LAND USE RIGHTS

Land use rights consist of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Cost of land use rights	$8,529	$8,526
Less: accumulated amortization	(813)	(793)
Land use rights, net	$7,716	$7,733

Amortization expense for the three months ended March 31, 2010 and 2009 was $42 and $43, respectively.

Amortization expense for the next five years and thereafter is as follows:

2010 (for the remaining 9 months)	$128
2011	171
2012	171
2013	171
2014	171
2015	171
Thereafter	6,733
Total	$7,716

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

9. INTANGIBLE ASSETS

	March 31,	December 31,
	2010	2009
Trademarks (life of 11 to 25 years)	$17,222	$17,222
Exclusive cooperation agreements (life of 20 years)	13,632	13,632
Customer base (life of 5 to 10 years)	10,448	10,448
Patents (life of 10 years)	4,542	4,542
Technical know-how (life of 9 to 10 years)	17,030	17,030
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	9,812	9,268
Surveillance recording system (life of 5 years)	500	500
	74,899	74,355
Less: accumulated amortization	(21,657)	(19,678)
Intangible assets, net	$53,242	$54,677

The amortization expense for the three months ended March 31, 2010 and 2009 was $1,983 and $1,997, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2010 (for the remaining nine months)	$5,983
2011	6,578
2012	5,787
2013	5,294
2014	4,758
2015	3,877
Thereafter	20,965
Total	$53,242

10. NOTES PAYABLE

The Company’s notes payable to banks (all current) as of March 31, 2010 and December 31, 2009 are $134,040 and $57,116, respectively.

Repayments under the terms of the notes are as follows:

Short-term notes
2010 (for the remaining nine months)	$35,890
2011	98,150
Total	$134,040

On March 31, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,325) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife, and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB90,000 (approximately $13,184) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and properties of two subsidiaries of the Company.

On March 24, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB60,000 (approximately $8,790) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and properties of two subsidiaries of the Company.

On March 4, 2010, the Company entered into a loan agreement with Industrial and Commercial Bank of China. The Company borrowed RMB31,000 (approximately $4,541) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by property of a subsidiary.

On March 4, 2010, the Company entered into a loan agreement with Industrial and Commercial Bank of China. The Company borrowed RMB39,000 (approximately $5,713) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by property of a subsidiary.

On March 3, 2010, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB50,000 (approximately $7,325) with an annual interest rate equal to 5.58%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and is collateralized by property of a subsidiary of the Company.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On March 2, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB41,000 (approximately $6,006) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife, and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On February 26, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB48,000 (approximately $7,031) with an annual interest rate equal to 5.04%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, collateralized by the property and land use rights of a subsidiary.

On February 11, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB75,000 (approximately $10,987) with an annual interest rate equal to 5.84%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, collateralized by the property and land use rights of a subsidiary.

On February 8, 2010, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27,000 (approximately $3,955) with an annual interest rate equal to 4.86%, with interest payable on the due date of the loan. The loan is due in August 2010. The loan is guaranteed by a subsidiary of the Company.

On February 3, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB59,000 (approximately $8,643) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by the CEO of the Company, his wife, and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, the Company entered into a loan agreement with Industrial and Commercial Bank of China. The Company borrowed RMB100,000 (approximately $14,649) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in January 2011. The loan is guaranteed by the CEO of the Company.

On January 7, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB75,000 (approximately $10,987) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in January 2011. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, collateralized by the property and land use rights of a subsidiary.

On December 25, 2009, the Company entered into a loan agreement with Bank of Ningbo. The Company borrowed RMB30,000 (approximately $4,395) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in December 2010. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company.

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. The Company borrowed RMB20,000 (approximately $2,930) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in September 2010. The loan was guaranteed by the CEO and COO of the Company and a subsidiary of the Company, and was collateralized by the land use right and properties of a subsidiary. The loan was repaid in January 2010.

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. The Company borrowed RMB20,000 (approximately $2,930) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in October 2010. The loan was guaranteed by the CEO and COO of the Company and a subsidiary of the Company, and was collateralized by the land use right and properties of a subsidiary. The loan was repaid in January 2010.

On November 6, 2009, the Company entered into a loan agreement with Industrial and Commercial Bank of China. The Company borrowed RMB50,000 (approximately $7,325) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by the land use rights and property of a subsidiary.

On September 30, 2009, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB20,000 (approximately $2,930) with an annual interest rate equal to 105% of benchmark lending rate (5.5755% as of March 31, 2010), with interest payable on the 20th of each month. The loan is due in September 2010. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On August 13, 2009, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB30,000 (approximately $4,395) with an annual interest rate equal to 5.5755%, with interest payable on the 20th of each month. The loan is due in August 2010. The loan is collateralized by the property of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On May 20, 2009, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $5,859) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in May 2010. The loan is guaranteed by the CEO of the Company, a subsidiary of the Company, and Chuang Guan.

On April 15, 2009, the Company entered into a loan agreement with Shanghai PuDong Development Bank. The Company borrowed RMB80,000 (approximately $11,716) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in April 2010 and repaid in March 2010. The loan was collateralized by the properties of two subsidiaries.

On April 1, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,325) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of March 31, 2010), with interest payable on the 20th of each month. The loan was due in April 2010 and repaid in March 2010. The loan was guaranteed by the CEO of the Company, his wife, and subsidiaries of the Company, and was collateralized by the land use rights of a subsidiary.

On February 25, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB60,000 (approximately $8,789) with an annual interest rate equal to 92% of benchmark lending rate (4.89% as of March 31, 2010). The loan was due in February 2010 and the interest was payable on the 20th of each month. The loan was guaranteed by the CEO of the Company, his wife and subsidiaries of the Company, and was collateralized by the land use rights of a subsidiary. The Company repaid RMB 10,000 (approximately $1,464) and RMB50,000 (approximately $7,325) in March 2009 and in the first quarter of 2010, respectively.

11. OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

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

The Company paid $271 and $188, respectively, during the three months ended March 31, 2010 and 2009 of interest expense on the product financing arrangements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11. OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS (CONTINUED)

The following is a summary of the Company’s obligations under product financing arrangements as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Obligation under product financing arrangements	$10,476	$11,725
Less: current portion	(5,308)	(5,184)
Long-term portion	$5,168	$6,541

Estimated repayments are as follows:

2010 (for the remaining nine months)	$4,566
2011	4,554
2012	2,323
2013	174
Total	11,617
Less: amount representing interest	(1,141)
Net	$10,476

Approximately RMB10,206 (approximately $1,495) and RMB11,373 (approximately $1,665) of other costs directly associated with the product financing agreements is recorded as deferred financing costs in the balance sheet at March 31, 2010 and December 31, 2009, respectively. The Company is amortizing these financing costs over the term of the obligation. The amortization is recorded as interest expense, which was $192 and $100, respectively for the three months ended March 31, 2010 and 2009.

12. DEFERRED INCOME

Deferred income balances as of March 31, 2010 and December 31, 2009, were $2,028 and $1,868 respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13. GUARANTEED SENIOR UNSECURED NOTES PAYABLE

As of March 31, 2010, the Company has outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”). The Tranche B Notes had a principal amount of $84,000, zero coupon interest and a fair value of $78,440, resulting in a debt discount of $5,560 and an effective interest rate of approximately 5%. The notes mature on September 2, 2012. The Company is to repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 46%, 46% and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. The Company is entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by the Company's significant subsidiaries to the extent permitted under the applicable laws. The Company repaid $19,320 of principal on the Tranche B Notes in March 2010.

The Company has recorded $950 of debt discount amortization for the three months ended March 31, 2010 related to the Tranche B Notes. This amount is included in interest expense.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13. GUARANTEED SENIOR UNSECURED NOTES PAYABLE (CONTINUED)

Approximately $300 of legal fees and other costs directly associated with the issuance of the Tranche B Notes is recorded as deferred financing costs in the balance sheet at March 31, 2010. The Company is amortizing these financing costs over the life of the Tranche B Notes. The amortization for the three months ended March 31, 2010 was $25.

The following is a summary of the guaranteed senior unsecured notes payable as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Total	$61,319	$79,689
Less: current portion	(36,127)	(35,701)
Long-term portion	$25,192	$43,988

Repayments under the terms of the notes are as follows:

2010 (remaining nine months)	$19,320
2011	38,640
2012	6,720
Total	64,680
Less: amount representing unamortized discount	(3,361)
Net	$61,319

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

14. WARRANTS

A summary of the status of the Company's warrants issued in 2009, 2008 and 2006, and the changes during the three months ended March 31, 2010 and 2009, is presented below:

	2010		2009
		Weighted		Weighted
		Exercise		Exercise
	Shares	Prices	Shares	Prices
Outstanding at January 1	3,528,302	$8.72	174,515	$16.75
Granted	--	--	--	--
Exercised	--	--	--	--
Outstanding at March 31	3,528,302	$8.72	174,515	$16.75
Warrants exercisable at March 31	3,528,302	$8.72	174,515	$16.75

15. EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan (the “Plan”), which was amended in February 2010. The Plan, as amended, has a ten-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the Plan is 12,000,000.

During the three months ended March 31, 2010 and 2009, 686,705 and 419,818 shares of restricted stock were granted. During the three months ended March 31, 2010 and 2009, 59,165 and 0 shares of restricted stock were forfeited and retired, respectively. The shares that have been issued under the Plan vest over a four to five-year period, and at issuance, resulted in total deferred compensation of $84,624 and $80,101 as of March 31, 2010 and December 31, 2009, respectively. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant, after taking into account certain discount. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three months ended March 31, 2010 and 2009, the Company recognized $8,326 and $4,218, respectively, of compensation expense under the plan. As of March 31, 2010 and December 31, 2009, there was $40,799 and $44,632 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four to five-year period. During the three months ended March 31, 2010 and 2009, the Company has not recognized any tax benefits for the compensation expense under the Plan.

The following table summarizes the status of the Company's nonvested restricted stock awards during the three months ended March 31, 2010 and 2009:

	Nonvested Restricted Stock		Nonvested Restricted Stock
	and		and
	Stock Unit Awards		Stock Unit Awards
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number of	Date Fair	Number of	Date Fair
	Shares	Values	Shares	Values

Outstanding at January 1	4,713,983	$9.47	4,415,292	$11.92
Granted	686,705	7.78	419,818	4.35
Vested	(857,055)	(9.71)	(343,573)	(12.26)
Forfeited	(59,165)	(13.79)	--	--
Outstanding at March 31	4,484,468	$9.11	4,491,537	$11.32

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

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others.”

Selected information in the segment structure is presented in the following tables for the three months ended March 31, 2010 and 2009:

Revenues by segment for the three months ended March 31, 2010 and 2009 are as follows:

Revenues(1)	2010	2009
Installation Segment	$92,749	$74,920
Manufacturing Segment	16,009	15,310
Distribution Segment	11,432	6,186
	$120,190	$96,416
(1) Revenues by operating segments exclude intercompany transactions.

Income (loss) by segment for the three months ended March 31, 2010 and 2009 are as follows:

Income from operations	2010	2009
Installation Segment	$19,742	$13,998
Manufacturing Segment	(1,051)	(458)
Distribution Segment	(661)	(376)
Corporate and others (1)	(11,067)	(5,181)
Income from operations	6,963	7,983
Corporate interest income	78	29
Corporate interest expense	(2,295)	(6,037)
Corporate other income	246	229
Income before income taxes	4,992	2,204
Income taxes	(1,717)	(202)
Net income	$3,275	$2,002

(1) Includes non-cash employee compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the three months ended March 31, 2010 and 2009 is as follows:

Non-cash employee compensation	2010	2009
Installation Segment	$566	$508
Manufacturing Segment	936	735
Distribution Segment	362	352
Corporate and others	6,462	2,623
	$8,326	$4,218

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16. CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment as of March 31, 2010 and December 31, 2009 are as follows:

Total assets	March 31,	December 31,
	2010	2009
Installation Segment	$510,463	$476,743
Manufacturing Segment	181,482	188,978
Distribution Segment	47,290	47,458
Corporate and others (1)	96,697	60,379
	$835,932	$773,558
(1) Includes deposits paid for acquisition of subsidiaries, properties and intangible assets.

Goodwill by segment as of March 31, 2010 and December 31, 2009, is as follows:

Goodwill	March 31,	December 31,
	2010	2009
Installation Segment	$11,079	11,079
Manufacturing Segment	56,456	56,456
Distribution Segment	11,976	11,976
	$79,511	79,511

Depreciation and amortization by segment for the three months ended March 31, 2010 and 2009 are as follows:

Depreciation and amortization	2010	2009
Installation Segment	$1,091	$1,137
Manufacturing Segment	1,586	1,453
Distribution Segment	352	357
Corporate and others	205	116
	$3,234	$3,063

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
  Changes in laws, rules and regulations governing the business community in China in general and the surveillance and safety industry in particular; and
  The risks identified in the “Risk Factors” section included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and the subsequent SEC filings.

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

Reportable Operating Segments

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. We report financial and operating information in the following three segments:

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

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the first quarter of 2010 and growth in our revenues. The surveillance and safety product market in China continued to expand in the first quarter of 2010 due, in part, to several programs and regulatory drivers initiated by the Chinese government , such as State Ordinance 458 and the Safe City program, which require many public places to install security systems, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques. The ongoing installation of these security systems as required by applicable Chinese law is being conducted by the affected constituents. In addition, economic development in China and the general rise in affluence of the population of China continue to contribute to increased demand for surveillance and safety products within various industries and organizations, such as residential real estate, factories and shopping centers. Our first quarter financial results also included the consolidation of Coson acquired in January 2009, which contributed approximately $0.82 million in revenue, accounting for approximately 0.7% of the total revenues for the first quarter of 2010.

Following are some financial highlights for the first quarter of 2010:

  Revenues: Revenues increased $23.77 million, or 24.7%, to $120.19 million for the three months ended March 31, 2010, from $96.42 million for the three months ended March 31, 2009.

  Gross margin: Gross margin was 24.1% for the three months ended March 31, 2010, compared to 26.0% for the three months ended March 31, 2009. Such decrease was primarily due to a change of product mix and lower sales prices.

  Income from operations: Income from operations decreased $1.01 million, or 12.7%, to $6.97 million for the three months ended March 31, 2010, from $7.98 million in 2009.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 5.8% for the three months ended March 31, 2010, compared to 8.3% in 2009.

  Net income: Net income increased $1.28 million, or 64.0%, to $3.28 million for the three months ended March 31, 2010, from $2.00 million for the three months ended March 31, 2009.

  Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 2.8% for the three months ended March 31, 2010, compared to 2.1% for the three months ended March 31, 2009. The increase was primarily due to non-cash expenses described below.

  Fully diluted net income per share: Fully diluted net income per share was $0.05 for the three months ended March 31, 2010, as compared to $0.04 for the three months ended March 31, 2009.

  Non-cash expenses: Total non-cash expenses were $11.56 million for the three months ended March 31, 2010, representing a decrease of $1.10 million, or 8.7%, from $12.66 million during the same period last year. Non-cash expenses for the three months ended March 31, 2010 included (i) depreciation and amortization of $3.23 million, and (ii) non-cash employee compensation expense of $8.33 million.

Our net income for the periods ended March 31, 2010 and 2009 was approximately $3.28 million and $2.00 million, respectively. Our net income was materially impacted by: depreciation and amortization of long-lived assets in the subsidiaries we acquired; non-cash employee compensation recognized pursuant to Accounting Standard Codification (“ASC”) 718; redemption accretion on convertible notes we issued in February and April 2007. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation and redemption accretion on convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash expenses during the three months ended March 31, 2010 and 2009.

All amounts in millions of U.S. dollars
Non-cash expenses	2010	2009	Increase /
			(Decrease)
Depreciation and amortization	$2.98	$2.82	$0.16
Depreciation and amortization (included in cost of goods sold)	0.25	0.24	0.01
Non-cash employee compensation	8.33	4.22	4.11
Redemption accretion on convertible notes	--	5.38	(5.38)
Total	$11.56	$12.66	$(1.10)

Results of Operations

The following table sets forth key components of our results of operations for the three months ended March 31, 2010 and 2009, in dollars and as a percentage of revenues.

All amounts, other than percentages, in millions of U.S. dollars
	2010		2009
Revenues	$120.19	100.0%	$96.42	100.0%
Cost of goods sold (including depreciation and amortization amounted $0.25 and $0.24, respectively)	(91.21)	75.9%	(71.39)	74.0%
Gross profit	28.98	24.1%	25.03	26.0%
Selling and marketing	(2.71)	2.3%	(2.71)	2.8%
General and administrative	(7.99)	6.6%	(7.30)	7.6%
Non-cash employee compensation	(8.33)	6.9%	(4.22)	4.4%
Depreciation and amortization	(2.98)	2.5%	(2.82)	2.9%
Income from operations	6.97	5.8%	7.98	8.3%
Other income	0.32	0.3%	0.26	0.3%
Interest expense, cash	(2.29)	1.9%	(0.66)	0.7%
Redemption accretion on convertible notes	--	--	(5.38)	5.6%
Income before income taxes	5.00	4.2%	2.20	2.3%
Income taxes	(1.72)	1.4%	(0.20)	0.2%
Net income	$3.28	2.8%	$2.00	2.1%

Revenues

Our revenues are generated from system installations and manufacturing and distribution of surveillance and safety products. During the first quarter of 2010, we experienced solid growth in revenues. Revenues increased from $96.42 million for the first quarter of 2009 to $120.19 million for the first quarter of 2010, representing a 24.7% increase. Such increase was mainly attributable to growth in the surveillance and safety market in China, the increased market demand for our products, our increased brand recognition and the acquisition of several companies in 2008 and 2009 as discussed in detail below. Our strategic efforts to increase our distribution channels during 2008 and 2009 and adequate working capital from prior fundraising activities with banks also allowed us to successfully take advantage of the growth in market demand in this quarter. Historically, the first quarter has generally been a slow quarter for us due to the Chinese New Year holiday and the fourth quarter has generally been the strongest quarter. Management expects the same trend in 2010 and that revenue growth will remain strong for the remainder of 2010.

After Coson became our wholly owned subsidiary, we consolidated the financial results of Coson beginning in the first quarter of 2009, which contributed $0.82 million and $0.83 million to revenues in the first quarter of 2010 and 2009, respectively. As the acquisitions of Stonesonic, Longhorn, Guanling, Jin Lin and DIT have all surpassed the one year anniversary, we have included the revenues contributed by these companies in our organic growth since the fourth quarter of 2009.

The following table shows the components of revenues recognized in the first quarter of 2010.

(In millions of U.S. dollars)
Revenues from the Installation Segment recognized from installation contracts signed in 2009	$56.33
Revenues from the Installation Segment recognized from installation contracts signed in the first quarter 2010	$36.42
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in 2009	$1.29
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in the first quarter of 2010	$14.72
Revenues from the Distribution Segment recognized from distribution contracts signed in 2009	$1.29
Revenues from the Distribution Segment recognized from distribution contracts signed in the first quarter of 2010	$10.14
Total revenues recognized in the first quarter of 2010	$120.19
Revenues deferred	$2.03
Backlog of contracts for system installation and manufacturing of surveillance and safety products signed before March 31, 2010 (1)	$199.72

(1) We have conservatively not included the letter of intents, framework agreements and various signed partnership agreements in our backlog numbers as they are subject to final binding individual agreements to be entered into at later dates.

Our revenues are generated from three business segments: Installation Segment, Manufacturing Segment and Distribution Segment. The following table shows the different segments comprising our total revenues for the three months ended March 31, 2010 and 2009.

All amounts in millions of U.S. dollars

Revenues	2010		2009
Installation Segment	$92.75	77.2%	$74.92	77.7%
Manufacturing Segment	16.01	13.3%	15.31	15.9%
Distribution Segment	11.43	9.5%	6.19	6.4%
Total	$120.19	100.0%	$96.42	100.0%

For the three months ended March 31, 2010 and 2009, our Installation Segment generated revenues of $92.75 million and $74.92 million which represented 77.2% and 77.7% of our total revenues, respectively. The increase in revenues was mainly due to the following factors: First, demand for security and surveillance products has grown in China, which we attribute in part to the general rise in affluence of population in China . The increased demand within various industries and organizations, such as residential real estate, factories and shopping centers, also contributed to increased demand for surveillance and safety products. Second, the Chinese government initiated several programs and regulatory drivers, such as State Ordinance 458 and the “3111” program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2008 and 2009 allowed us to successfully take advantage of the growth in market demand in the first quarter of 2010. Fourth, in November 2008, the Chinese government announced an economic stimulus package to invest RMB 4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. Fifth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition also contributed to the growth in revenues.

For the three months ended March 31, 2010 and 2009, our Manufacturing Segment generated revenues of $16.01 million and $15.31 million, representing 13.3% and 15.9% of our total revenues, respectively. Such increase was primarily driven by the increase of overseas sales. For the three months ended March 31, 2010 and 2009, our Distribution Segment generated revenues of $11.43 million and $6.19 million, representing 9.5% and 6.4% of our total revenues, respectively. Such increase was primarily driven by the decrease of selling prices due to market competition which, in turn, increased sales volume. Management believes that revenues from the installation projects will continue to be the Company's major revenue source in the next few years. With the acquisition in 2009 and other planned acquisitions, management believes that the percentage of revenues from the Manufacturing Segment and the Distribution Segment will increase in the future.

Management expects growth in all three segments to remain strong in the remainder of 2010 due to (i) continued growth in the security and surveillance market both within the corporate and government sectors, (ii) strong branding and profiling in China, and (iii) acquisition strategy intended to boost our market share and competitiveness.

Cost of goods sold

Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the first quarter of 2010 increased by 27.8% to $91.21 million as compared to $71.39 million for the same period last year. The increase was generally in line with the increase of revenues.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $3.95 million, or 15.8%, to $28.98 million for the three months ended March 31, 2010 from $25.03 million for the same period last year. Gross margin for the three months ended March 31, 2010 was 24.1%, as compared to 26.0% for the same period of 2009. The decrease in our gross margin was primarily driven by the decrease of sales prices. We made a strategic decision to decrease our sales prices in order to maintain our market share and expand our customer base.

The following table shows the different segment components comprising our gross profit margin over the three months ended March 31, 2010 and 2009.

Gross Margin	2010	2009
Installation Segment	24.8%	25.8%
Manufacturing Segment	27.8%	27.5%
Distribution Segment	13.0%	23.6%
Total	24.1%	26.0%

For the three months ended March 31, 2010, gross margins of the Installation Segment, Manufacturing Segment and Distribution Segment were approximately 24.8%, 27.8% and 13.0%, compared to 25.8%, 27.5% and 23.6% for the same period last year, respectively. The decreased gross margin in the Installation Segment was primarily due to decrease of selling price and declining margins from smaller scale projects resulting primarily from our efforts in maintaining market share and expansion of customer base. Gross margin for the Manufacturing Segment increased to 27.8% for the three months ended March 31, 2010 from 27.5% for the same period last year. The slight increase in gross margin with respect to the Manufacturing Segment was primarily driven by increased bargaining power in the purchase of raw materials resulting from increased economies of scale. Gross margin for the Distribution Segment decreased to 13.0% for the three months ended March 31, 2010 from 23.6% for the same period last year. Such high gross margin in the same period last year was mainly because our software solutions that were sold during the same period last year, generally had a higher margin.

Selling and marketing expenses

Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses remained stable at $2.71 million for the three months ended March 31, 2010. As a percentage of revenues, our selling and marketing expenses decreased to 2.3% for the three months ended March 31, 2010 from 2.8% for the same period in 2009. The slight percentage decrease was due to cost efficiency.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operation. Our general and administrative expenses increased $0.69 million, or 9.5%, to $7.99 million for the three months ended March 31, 2010 from $7.30 million for the same period in 2009. The dollar increase was mainly due to the hiring of additional staff and professional expenses related to consolidating our recently acquired subsidiary into the public reporting company. As a percentage of revenues, general and administrative expenses decreased to 6.6% for the three months ended March 31, 2010 from 7.6% for the same period in 2009. The percentage decrease was mainly due to cost efficiency.

Non-cash employee compensation

Non-cash employee compensation by segment for the three months ended March 31, 2010 and 2009 is as follows:

All amounts in millions of U.S. dollars
Non-cash employee compensation	2010		2009
Installation Segment	$0.57	6.8%	$0.51	12.1%
Manufacturing Segment	0.94	11.3%	0.74	17.5%
Distribution Segment	0.36	4.3%	0.35	8.3%
Corporate and Other	6.46	77.6%	2.62	62.1%
Total	$8.33	100.0%	$4.22	100.0%

Effective February 7, 2007, our board of directors adopted the 2007 Equity Incentive Plan (the “Plan”) which was subsequently amended in February 2010. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units, and performance shares. A total of 12,000,000 shares of our common stock may be issued under our Plan. The Plan has a 10-year term. During the three months ended March 31, 2010 and 2009, we granted an aggregate of 686,705 and 419,818 shares of restricted stock pursuant to the Plan to our employees and consultants, respectively. These shares will vest with respect to each of the employees and consultants over a period of four to five years.

Non-cash employee compensation for the three months ended March 31, 2010 increased to $8.33 million from $4.22 million for the same period in 2009, primarily because more shares were granted to employees and consultants under the Plan in this quarter.

Depreciation and amortization

Our depreciation and amortization costs increased $0.17 million, or 5.6%, to $3.23 million (including $0.25 million depreciation and amortization costs included under cost of goods sold) for the three months ended March 31, 2010 from $3.06 million for the same period in 2009. This increase was primarily due to the increased amortization cost of assets resulting from the acquired subsidiaries. As a percentage of revenues, depreciation and amortization expenses decreased to 2.7% for the three months ended March 31, 2010 from 3.2% for the same period in 2009. Such percentage decrease was primarily due to the increase in incremental revenue in this quarter.

Income from operations

Our income from operations decreased $1.01 million, or 12.7%, to $6.97 million for the three months ended March 31, 2010 as compared to $7.98 million for the same period in 2009. As a percentage of revenues, income from operations decreased to 5.8% for the three months ended March 31, 2010 from 8.3% for the same period in 2009. Such dollar and percentage decrease was primarily due to the decrease of our gross margin and the increase of our general and administrative expenses and non-cash employee compensation as discussed above.

The following table shows the different segments comprising our income from operations for the three months ended March 31, 2010 and 2009.

All amounts in millions of U.S. dollars
Income from operations	2010			2009
Installation Segment	$19.74	283.2%		$14.00	175.4%
Manufacturing Segment	(1.05)	(15.1%	)	(0.46)	(5.8%	)
Distribution Segment	(0.66)	(9.5%	)	(0.38)	(4.8%	)
Corporate and others	(11.06)	(158.6%	)	(5.18)	(64.8%	)
Total	$6.97	100.0%		$7.98	100.0%

Income from operations related to the Installation Segment increased 41.0%, or $5.74 million to $19.74 million for the three months ended March 31, 2010, compared to $14.00 million for the same period in 2009. Such increase was mainly due to higher demand of our total one-stop-shop installation from customers. We completed more projects in this quarter than the same quarter last year in an effort to expand our market share.

Loss from operations related to the Manufacturing Segment was $1.05 million for the three months ended March 31, 2010, compared to the operating loss of $0.46 million for the same period in 2009. Such increase was mainly due to the non-cash employee compensation related to the Manufacturing Segment. The Company expects that the Manufacturing Segment margin will increase as we integrate the recently completed acquisitions which will allow us to further benefit from economies of scale.

Loss from operations related to the Distribution Segment was $0.66 million for the three months ended March 31, 2010, compared to the operating loss of $0.38 million for the same period in 2009. Such increase was mainly due to the decrease of gross margin.

We also provide general corporate services to our segments. Costs attributable to these services are reported as corporate and other expenses. These costs include amortization, depreciation, and non-cash compensation for employees. For the three months ended March 31, 2010 and 2009, we incurred $11.06 million and $5.18 million in corporate and other expense, respectively. The increase was mainly due to the increase of non-cash employee compensation discussed above, and professional expenses related to the costs of integrating our subsidiaries into our public reporting company system.

Other income

Our other income increased 23.1%, or $0.06 million to $0.32 million for the three months ended March 31, 2010 from $0.26 million for the same period in 2009. As a percentage of revenues, other income for the three months ended March 31, 2010 was 0.3%, as compared to 0.3% for the same period in 2009.

Interest expense (excluding redemption accretion on convertible notes)

During the first quarter of 2010, we borrowed funds under 18 short-term loans from banks and incurred total interest expense of $1.34 million, as compared to $0.38 million for the same period in 2009. For the guaranteed senior unsecured notes payable, we incurred $0.95 million in interest during the three months ended March 31, 2010. For the convertible notes, we paid $0.28 million in interest during the three months ended March 31, 2009. Such increase was primarily due to the increase in the outstanding balances of our bank loans.

Redemption accretion on convertible notes

Redemption accretion on convertible notes for the three months ended March 31, 2010 and 2009 was $0 and $5.38 million, respectively. We raised $110 million from the issuance of convertible notes in February and April 2007 which were retired and restructured into two new zero coupon interest notes on September 2, 2009.

Income before taxes

Our income before taxes increased $2.80 million, or 127.3%, to $5.00 million for the three months ended March 31, 2010 from $2.20 million for the same period in 2009. As a percentage of revenues, income before taxes increased to 4.2% from 2.3% for the same period in 2009. Such percentage increase was primarily due to decreased non-cash expenses related to the redemption accretion on convertible notes as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income during the three months ended March 31, 2010.

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

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25%.

Our subsidiary, Golden, is subject to an EIT rate of 22% for 2010. Hongtianzhi is located in Shenzhen and its 2010 EIT rate is 22% because it receives a lower tax rate as a high-technology company. Cheng Feng, HiEasy, Minking, and Stonesonic are each subject to an EIT rate of 15% in 2010 due to their high-technology or software company status. CSST PRC and Longhorn are located in Shenzhen and their 2010 EIT rate is 11% because they receive a lower tax rate as a high-technology company. Coson and Zhuhai DIT Digital Technology Limited are each subject to an EIT rate of 22% in 2010 due to their high-technology company status. Tsingvision and Jin Lin are subject to an EIT rate of 12.5% in 2010 due to their software company status. CSSM, CSSS, CSSD and Guanling are subject to an EIT rate of 25% in 2010.

Income taxes increased $1.52 million to $1.72 million for the three months ended March 31, 2010 from $0.20 million for the same period of 2009. Such increase was primarily because of the increase in tax rate. The income tax exemption of some of our major subsidiaries expired as of the beginning of 2010.

Net income

Net income increased $1.28 million, or 64.0%, to $3.28 million for the three months ended March 31, 2010 from $2.00 million for the same period in 2009. As a percentage of revenues, net income increased to 2.8% for the three months ended March 31, 2010 from 2.1% for the same period in 2009. This percentage increase was mainly due to the decrease of non-cash expenses related to the redemption accretion on our convertible notes as discussed above.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China. The operating subsidiaries purchase all products and render services in China, and receive payment from customers in China using RMB as the functional currency. We do not engage in currency hedging.

We incurred a foreign currency translation gain of $0.12 million for the three months ended March 31, 2010 as compared with a foreign currency translation gain of $0.05 million for the same period in 2009.

As we have done since China revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for fiscal quarter ended March 31, 2010 and 2009.

For the three months ended March 31, 2010, the exchange rates of 6.83, 6.83 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in a $0.12 million foreign currency translation gain in the first quarter of 2010. In the first quarter of 2009, the exchange rates of 6.84, 6.84 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in an $0.05 million foreign currency translation gain in such period.

Liquidity and Capital Resources

General

As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $142.29 million and $154.48 million, respectively. The following table provides detailed information about our net cash flow for the three months ended March 31, 2010 and 2009.

Cash Flow

All amounts in millions of U.S. dollars
	2010	2009
Net cash (used in) provided by operating activities	$(60.88)	$21.44
Net cash used in investing activities	(7.66)	(2.81)
Net cash provided by financing activities	56.34	5.95
Effect of exchange rate changes on cash	0.01	0.11
Net cash (outflow) inflow	$(12.19)	$24.69

Operating Activities:

Net cash used in operating activities was $60.88 million for the three months ended March 31, 2010, as compared to $21.44 million of the net cash provided by operating activities for the same period in 2009. The change in net cash used in operating activities was mainly due to increases in accounts receivable and advances to suppliers.

Investing Activities:

Our main uses of cash for investing activities during the first quarter of 2010 were deposits for the acquisition of subsidiaries and businesses and for property, plant and equipment.

Net cash used in investing activities for the three months ended March 31, 2010 was $7.66 million, which is an increase of $4.85 million from net cash used in investing activities of $2.81 million in the same period of 2009. Such increase was primarily due to increased deposits for acquisitions of subsidiaries in the first quarter of 2010.

Financing Activities:

Net cash provided by financing activities in the three months ended March 31, 2010 totaled $56.34 million as compared to $5.95 million used in financing activities in the same period of 2009. The net cash provided by financing activities was mainly attributable to the additional bank loans raised in the first quarter of 2010.

Loan Facilities:

As of March 31, 2010, the amount, maturity date and term of each of our bank loans are as follows:

All amounts in millions of U.S. dollars

Lender	Amount	Maturity Date	Duration

China Merchants Bank	$7.33	March 2011	1 year
China Citic Bank	13.18	March 2011	1 year
China Citic Bank	8.79	March 2011	1 year
Industrial and Commercial Bank of China	4.54	March 2011	1 year
Industrial and Commercial Bank of China	5.71	March 2011	1 year
China Construction Bank	7.33	March 2011	1 year
China Merchants Bank	6.00	March 2011	1 year
Bank of China	7.03	February 2011	1 year
Bank of China	10.99	February 2011	1 year
Societe Generale	3.96	August 2010	6 months
China Merchants Bank	8.64	February 2011	1 year
Industrial and Commercial Bank of China	14.65	January 2011	1 year
Bank of China	10.99	January 2011	1 year
Bank of Ningbo	4.39	December 2010	1 year
Industrial and Commercial Bank of China	7.33	November 2010	1 year
Shenzhen Development Bank	2.93	September 2010	1 year
China Construction Bank	4.39	August 2010	1 year
China Everbright Bank	5.86	May 2010	1 year
A Financial Institution	0.69	February 2013	4 years
A Financial Institution	6.23	September 2012	3 years
A Financial Institution	3.56	July 2011	3 years

Total	$144.52

a) Notes payable

On March 31, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50 million (approximately $7.33 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife, and our subsidiary, and is collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB90 million (approximately $13.18 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and our subsidiary, and properties of two subsidiaries.

On March 24, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB60 million (approximately $8.79 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and our subsidiary, and properties of two subsidiaries.

On March 4, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB31 million (approximately $4.54 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our three subsidiaries, and is collateralized by property of a subsidiary.

On March 4, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB39 million (approximately $5.71 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our three subsidiaries, and is collateralized by property of a subsidiary.

On March 3, 2010, we entered into a loan agreement with China Construction Bank. We borrowed RMB50 million (approximately $7.33 million) with an annual interest rate equal to 5.58%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO and our subsidiary, and is collateralized by property of a subsidiary.

On March 2, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB41 million (approximately $6.00 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife, and our subsidiary, and is collateralized by the property and land use rights of a subsidiary.

On February 26, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB48 million (approximately $7.03 million) with an annual interest rate equal to 5.04%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by our CEO and our two subsidiaries, collateralized by the property and land use rights of a subsidiary.

On February 11, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB75 million (approximately $10.99 million) with an annual interest rate equal to 5.84%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by our CEO and our two subsidiaries, collateralized by the property and land use rights of a subsidiary.

On February 8, 2010, we entered into a loan agreement with Societe Generale. We borrowed RMB27 million (approximately $3.96) with an annual interest rate equal to 4.86%, with interest payable on the due date of the loan. The loan is due in August 2010. The loan is guaranteed by our subsidiary.

On February 3, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB59 million (approximately $8.64 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by our CEO, his wife, and our subsidiary, and is collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB100 million (approximately $14.65 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in January 2011. The loan is guaranteed by our CEO.

On January 7, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB75 million (approximately $10.99 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in January 2011. The loan is guaranteed by our CEO and our two subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On December 25, 2009, we entered into a loan agreement with Bank of Ningbo. We borrowed RMB30 million (approximately $4.39 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in December 2010. The loan is guaranteed by our CEO and our subsidiary.

On November 6, 2009, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB50 million (approximately $7.33 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by our three subsidiaries, and is collateralized by the land use rights and property of a subsidiary.

On September 30, 2009, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB20 million (approximately $2.93 million) with an annual interest rate equal to 105% of benchmark lending rate (5.5755% as of March 31, 2010), with interest payable on the 20th of each month. The loan is due in September 2010. The loan is guaranteed by our CEO and our two subsidiaries, and is collateralized by the property of a subsidiary.

On August 13, 2009, we entered into a loan agreement with China Construction Bank. We borrowed RMB30 million (approximately $4.39 million) with an annual interest rate equal to 5.5755%, with interest payable on the 20th of each month. The loan is due in August 2010. The loan is collateralized by the property of a subsidiary.

On May 20, 2009, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40 million (approximately $5.86 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in May 2010. The loan is guaranteed by our CEO, our subsidiary, and Chuang Guan.

b) Product financing arrangements

In September 2009, we entered into product financing arrangements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.46% on inventory financings. We borrowed RMB50 million (approximately $7.32 million). The loans expire in September 2012, and payments are due at the end of each quarter. As of March 31, 2010, the outstanding liability relating to this loan was RMB42.52 million (approximately $6.23 million).

In February 2009, we entered into product financing arrangements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10.5% on inventory financings. We borrowed RMB7.11 million (approximately $1.04 million). The loans expire in February 2013, and payments are due at the end of each quarter. As of March 31, 2010, the outstanding liability relating to this loan was RMB4.69 million (approximately $0.69 million).

In July 2008, we entered into product financing arrangements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10% on inventory financings. We borrowed RMB53 million (approximately $7.85 million). These loans mature in July 2011. The interest is payable at the end of each quarter. As of March 31, 2010, the outstanding liability relating to these arrangements was RMB24.31 million (approximately $3.56 million).

c) Guaranteed senior unsecured notes payable

As of March 31, 2010, we have outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”). The Tranche B Notes had a principal amount of $84.00 million, zero coupon interest and a fair value of $78.44 million, resulting in a debt discount of $5.56 million and an effective interest rate of approximately 5%. The Tranche B Notes mature on September 2, 2012. We are to repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 46%, 46%, and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. We will be entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by our significant subsidiaries to the extent permitted under the applicable laws. We repaid $19.32 million of the principal on the Tranche B Notes in March 2010.

d) Others

In March 2009, Industrial and Commercial Bank of China (“ICBC”) confirmed that it would acquire all accounts receivable from our Kunming Safe City project and cash payment would be made without delay once the project is completed and passes inspection. The Kunming Municipal Government will then make full payment to ICBC in installments over a five-year period.

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

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2010:

All amounts in millions of U.S. dollars
	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Debt Obligations	$210.34	$178.39	$31.95	$--	$--
Operating Lease Obligations	2.21	0.93	1.28	--	--
Total	$212.55	$179.32	$33.23	$--	$--

Recent Accounting Pronouncements

Accounting for Transfers of Financial Assets
(Included in ASC 860 “Transfers and Serving”)

This ASC guidance addresses information a reporting entity provides in its financial statements about: the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, ASC 860 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance was effective for us as of January 1, 2010. The adoption of this guidance had no impact on our consolidated financial statements.

Consolidation of Variable Interest Entities – Amended
(Included in ASC 810 “Consolidation”)

Revisions under ASC 810, require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This ASC guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance was effective for us as of January 1, 2010. The adoption of this guidance had no impact on our consolidated financial statements.

Multiple Deliverable Revenue Arrangements
(Accounting Standards Updates 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for a discussion of the Company's critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. All of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of March 31, 2010 and December 31, 2009 was $30.36 million and $50.53 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2010 would not have any material impact on our net income before provision for income taxes for the quarter. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar. Except for the U.S. holding company, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase our comprehensive income by $0.12 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2010. As of March 31, 2010, our accumulated other comprehensive income was $27.69 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010.

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

DATED: April 26, 2010

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