Form 10-Q
period 2010-06-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2010-07-26
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large Accelerated Filer	[ ]	Accelerated Filer	[X]
Non-Accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No[X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 22, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	86,652,168

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

ASSETS

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$208,067	$154,483
Accounts receivable, net	318,912	251,604
Inventories, net	80,392	70,141
Prepayments and deposits	4,891	4,706
Advances to suppliers	71,562	39,399
Other receivables	30,908	26,692
Deferred tax assets - current portion	5	13
Total current assets	714,737	547,038

Deposits paid for acquisition of subsidiaries, properties and intangible assets	37,467	7,199
Plant and equipment, net	74,320	75,447
Land use rights, net	7,738	7,733
Intangible assets	51,786	54,677
Goodwill	79,511	79,511
Deferred financing cost	2,597	1,953
TOTAL ASSETS	$968,156	$773,558

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

LIABILITIES AND EQUITY

	June 30, 2010	December 31,2009
CURRENT LIABILITIES

Notes payable	$149,464	$57,116
Obligations under product financing arrangements – short term	7,723	5,184
Guaranteed senior unsecured notes payable – short term	36,557	35,701
Accounts and bills payable	76,300	68,817
Accrued expenses	19,413	26,762
Advances from customers	31,607	27,503
Taxes payable	23,499	14,835
Payable for acquisition of businesses, properties and land use rights	4,683	5,105
Deferred income	2,407	1,868
Total current liabilities	351,653	242,891

LONG TERM LIABILITIES
Obligation under product financing arrangements – long term	8,884	6,541
Guaranteed senior unsecured notes payable – long term	25,493	43,988
Net deferred tax liabilities	403	773
Total liabilities	386,433	294,193

EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding

Common stock, $0.0001 par value; 290,000,000 shares authorized 86,297,168 (June 30, 2010) and 67,866,730 (December 31, 2009) shares issued and outstanding	9	7
Additional paid-in capital	362,977	285,025
Retained earnings	187,062	165,982
Statutory surplus reserve fund	804	804
Accumulated other comprehensive income	30,887	27,565

Total equity of the Company	581,739	479,383
Noncontrolling interest	(16)	(18)
Total equity	581,723	479,365
TOTAL LIABILITIES AND EQUITY	$968,156	$773,558

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$168,354	$141,915	$288,544	$238,331
Cost of goods sold (including depreciation and amortization for the three and six months ended June 30, 2010 and 2009 of $248, $502, $238 and $479, respectively)	124,994	110,899	216,205	182,289

Gross profit	43,360	31,016	72,339	56,042
Selling and marketing	3,131	3,034	5,845	5,748
General and administrative (including non-cash employee compensation for the three and six months ended June 30, 2010 and 2009 of $5,055, $13,381, $4,358 and $8,576, respectively)	12,670	12,500	28,992	24,007
Depreciation and amortization	3,005	2,910	5,985	5,732

Income from operations	24,554	12,572	31,517	20,555
Interest income	53	57	131	86
Interest expense	(3,064)	(6,580)	(5,359)	(12,617)
Other income, net	394	1,000	640	1,229

Income before income taxes	21,937	7,049	26,929	9,253
Income taxes	(4,130)	(551)	(5,847)	(753)

Net income	17,807	6,498	21,082	8,500
Add: Net (income) loss attributable to the noncontrolling interest	(4)	3	(2)	14

Net income attributable to the Company	17,803	6,501	21,080	8,514
Foreign currency translation gain (loss)	3,198	(162)	3,322	(108)

Comprehensive income attributable to the Company	21,001	6,339	24,402	8,406
Comprehensive income (loss) attributable to the noncontrolling interest	4	(3)	2	(14)

COMPREHENSIVE INCOME	$21,005	$6,336	$24,404	$8,392

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS
BASIC	$0.25	$0.14	$0.31	$0.19
DILUTED	$0.23	$0.13	$0.29	$0.17
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	71,480,000	45,455,000	67,993,000	45,411,000
DILUTED	76,006,000	50,022,000	72,209,000	49,694,000

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Common Stock		The Company’s Shareholders
					Accumulated	Statutory
			Additional		Other	Surplus
		Par	Paid-in	Retained	Comprehensive	Reserve	Noncontrolling	Total
	Shares	Value	Capital	Earnings	Income	Fund	Interest	Equity

BALANCE AT JANUARY 1, 2010	67,866,730	$7	$285,025	$165,982	$27,565	$804	$(18)	$479,365
Common stock issued in public offering, net of offering costs	17,250,000	2	64,571	--	--	--	--	64,573
Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	1,180,438	--	13,381	--	--	--	--	13,381
Foreign currency translation gain	--	--	--	--	3,322	--	--	3,322
Net income for the period	--	--	--	21,080	--	--	2	21,082
BALANCE AT JUNE 30, 2010	86,297,168	$9	$362,977	$187,062	$30,887	$804	$(16)	$581,723

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,082	$8,500
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	--	1,396
Depreciation and amortization	6,487	6,211
Amortization of consultancy services	--	11
Amortization of deferred financing cost	563	221
Non-cash employee compensation	13,381	8,576
Redemption accretion on convertible notes	--	10,952
Debt discount amortization	1,681	--
Deferred taxes	(361)	45
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(65,925)	(30,919)
Inventories	(9,866)	(2,733)
Prepayments and deposits	(159)	910
Advances to suppliers	(31,947)	(19,685)
Other receivables	(4,070)	4,104
(Decrease) increase in:
Accounts and bills payable, and accrued expenses	(392)	(91)
Advances from customers	3,953	31,526
Taxes payable	8,582	(1,077)
Deferred income	529	(192)
Net cash (used in) provided by operating activities	(56,462)	17,755
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(846)	(2,698)
Additions to intangible assets	(807)	(1,402)
Deposits paid for acquisition of subsidiaries	(30,229)	(250)
Payments for business acquisitions	(422)	(3,356)
Net cash inflow from acquisition of subsidiaries	--	273
Net cash used in investing activities	(32,304)	(7,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of common stock, net of issuing expenses	64,573	--
Proceeds from borrowings, net of issuance costs	141,533	40,978
Repayment of borrowings	(49,899)	(8,774)
Repayment of guaranteed senior unsecured notes payable	(19,320)	--
Proceeds from borrowings from obligations under product financing arrangements, net of issuance costs	6,293	891
Repayment of obligation under product financing arrangements	(2,671)	(1,443)
Net cash provided by financing activities	140,509	31,652
NET INCREASE IN CASH AND CASH EQUIVALENTS	51,743	41,974
Effect of exchange rate changes on cash and cash equivalents	1,841	(284)
Cash and cash equivalents, beginning of period	154,483	47,779
CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,067	$89,469

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Interest paid	$3,157	$1,333
Income taxes paid	$735	$1,077

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1. BASIS OF PRESENTATION

The accompanying financial statements, as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010, as amended on March 10, 2010. Amounts as of December 31, 2009 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, have been made. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

At June 30, 2010, the Company has no financial assets or liabilities subject to recurring fair value measurements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Fair Value Measurement - continued

The Company’s financial instruments include cash and cash equivalents, accounts receivable, deposits, other receivables, accounts and bills payable, notes payable, obligations under product financing arrangements, and guaranteed senior unsecured notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

(c) Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

No trade receivable due from any single individual customer exceeds 10% of total accounts receivable at June 30, 2010 and December 31, 2009.

From time to time, the Company enters into receivable factoring agreements. The Company accounts for those arrangements under ASC 860 “Transfer and Servicing.” These arrangements are without recourse, the receivables are isolated from the Company, the transferee has the right to pledge or exchange the receivables, and the Company does not maintain effective control over the receivables. Therefore, these arrangements satisfy the conditions to be accounted for as a sale and the Company recognizes any gain or loss in earnings. The Company did not enter into any receivable factoring agreements during the six months ended June 30, 2010.

(d) Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale.

When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. There were no declines in net realizable value of inventory for the three and six months ended June 30, 2010 and 2009.

As of June 30, 2010 and December 31, 2009, inventories held under the product financing arrangements were $19,317 and $12,953, respectively.

During the three and six months ended June 30, 2010 and 2009, inventory purchases from the top five suppliers constituted approximately 46%, 42%, 31% and 29% of the total inventory purchases, respectively.

(e) Accounting for Software to Be Sold, Leased or Marketed

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed. ” Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

As of June 30, 2010 and December 31, 2009, unamortized computer software costs were $5,250 and $4,693, respectively. During the three and six months ended June 30, 2010 and 2009, $350, $663, $396 and $712 of amortization expense was charged to income, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Revenue Recognition

Revenues from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, and related interpretations. Revenues are recognized when the following criteria are met:

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

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue is recognized. As of June 30, 2010 and December 31, 2009, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

The Company derives the bulk of its revenue from the supply and installation of surveillance and safety equipment, and the two deliverables do not meet the separation criteria under ASC 605-25 “Multiple-Element Arrangements ”. Revenue from the supply and installation of surveillance and safety equipment are recognized when the installation is completed and the customer acceptance is received. Approximately 1% of contract installation revenue is deferred for the repair work during the one-year warranty period. The Company carefully monitors the warranty work requested by its customers, and has determined that minimal warranty work has historically been requested to be performed. Management believes that this 1% warranty reserve is adequate as of June 30, 2010 and December 31, 2009.

Repairs and maintenance service revenue is recognized when the service is performed.

The Company derives a portion of its revenue from one-year software upgrades. These services are typical post-contract service (“PCS”) arrangements according to ASC 985-605-25 “Revenue Recognition ”. Under this guidance, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

(i)	The PCS fee is included with the initial licensing fee;

(ii)	The PCS included with the initial license is for one year or less;

(iii)	The estimated cost of providing PCS during the arrangement is insignificant; and

(iv)	Unspecified upgrades/enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent.

Revenue from surveillance and safety system one-year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as the Company believes it meets the conditions in compliance with the ASC guidance.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 amounted to $661, $1,294, $726 and $1,396, respectively.

(h) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three and six months ended June 30, 2010 and 2009, the Company incurred advertising costs of approximately $915, $1,564, $77 and $174, respectively.

(i) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for the three and six months ended June 30, 2010 and 2009 were $294, $584, $256 and $526, respectively and are included in the selling and marketing expenses and general and administrative expenses.

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

(k) Earnings Per Share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Earnings per basic share of common stock is based on the weighted average number of shares of common stock outstanding during each respective period. Earnings per diluted share of common stock adds to basic weighted shares the weighted average number of shares issuable under contingent issuances, stock options and warrants outstanding during each respective period, using the if-converted or treasury-stock methods.

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

The calculation of diluted earnings per share also considers the outstanding warrants for the three and six months ended June 30, 2010 and 2009. As of June 30, 2010, warrants were outstanding to acquire 3,528,302 shares of common stock. Warrants which were outstanding to acquire 3,498,296 and 3,498,296 shares of common stock, respectively, were not included in the dilutive calculation for the three and six months ended June 30, 2010, as the effect would be anti-dilutive.

Basic and diluted earnings per share for the three months ended June 30, 2010 and 2009 were calculated as follows:

	2010	2009
Net income attributable to the Company	$17,803	$6,501
Weighted average number of common shares:
Basic	71,480,000	45,455,000
Effect of diluted securities:
Warrants	5,000	4,000
Employee share-based compensation	4,521,000	4,563,000
Diluted	76,006,000	50,022,000
Earnings per share attributable to the Company
Basic	$0.25	$0.14
Diluted	$0.23	$0.13

Basic and diluted earnings per share for the six months ended June 30, 2010 and 2009 were calculated as follows:

	2010	2009
Net income attributable to the Company	$21,080	$8,514
Weighted average number of common shares:
Basic	67,993,000	45,411,000
Effect of diluted securities:
Warrants	8,000	8,000
Employee share-based compensation	4,208,000	4,275,000
Diluted	72,209,000	49,694,000
Earnings per share attributable to the Company
Basic	$0.31	$0.19
Diluted	$0.29	$0.17

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

(l) New Accounting Standards - continued

Consolidation of Variable Interest Entities – Amended

(Included in ASC 810 “Consolidation”)

Revisions under ASC 810 require an enterprise to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This ASC guidance also requires enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. ASC 810 was effective for the Company as of January 1, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

3. ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Accounts receivable	$320,716	$253,610
Less: allowance for doubtful accounts	(1,804)	(2,006)
Accounts receivable, net	$318,912	$251,604

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4. INVENTORIES

Inventories consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Raw materials	$15,499	$14,292
Work in progress	2,778	2,212
Finished goods	28,855	18,790
Installations in process	34,792	36,371
Total	81,924	71,665
Less: allowance for obsolete inventories	(1,532)	(1,524)
Inventories, net	$80,392	$70,141

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Current portion	$4,891	$4,706
Non-current portion
- Deposits paid for acquisition of subsidiaries	35,338	5,081
- Deposits paid for acquisition of properties and intangible assets	2,129	2,118
	$37,467	$7,199

The deposits paid for acquisition of subsidiaries, properties and intangible assets are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

6. ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $71,562 and $39,399 as of June 30, 2010 and December 31, 2009, respectively.

7. PLANT AND EQUIPMENT

At June 30, 2010 and December 31, 2009, plant and equipment, at cost, consist of:

	June 30,	December 31,
	2010	2009
Buildings	$62,443	$62,102
Leasehold improvements	3,011	2,763
Plant and equipment	8,200	7,971
Electronic equipment	9,638	9,305
Motor vehicles	5,353	5,343
	88,645	87,484
Less: accumulated depreciation	(14,325)	(12,037)
Plant and equipment, net	$74,320	$75,447

Depreciation expense for the three and six months ended June 30, 2010 and 2009 was $1,179, $2,388, $1,021 and $2,044, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

8. LAND USE RIGHTS

Land use rights consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Cost of land use rights	$8,573	$8,526
Less: accumulated amortization	(835)	(793)
Land use rights, net	$7,738	$7,733

Amortization expense for the three and six months ended June 30, 2010 and 2009 was $58, $100, $43 and $86, respectively.

Amortization expense for the next five years and thereafter is as follows:

2010 (for the remaining six months)	$86
2011	172
2012	172
2013	172
2014	172
2015	172
Thereafter	6,792
Total	$7,738

9. INTANGIBLE ASSETS

	June 30, 2010	December 31, 2009
Trademarks (life of 11 to 25 years)	$17,222	$17,222
Exclusive cooperation agreements (life of 20 years)	13,632	13,632
Customer base (life of 5 to 10 years)	10,448	10,448
Patents (life of 10 years)	4,542	4,542
Technical know-how (life of 9 to 10 years)	17,038	17,030
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	10,382	9,268
Surveillance recording system (life of 5 years)	500	500
	75,477	74,355
Less: accumulated amortization	(23,691)	(19,678)
Intangible assets, net	$51,786	$54,677

The amortization expense for the three and six months ended June 30, 2010 and 2009 was $2,016, $3,999, $2,084 and $4,081, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2010 (for the remaining six months)	$3,960
2011	6,708
2012	5,918
2013	5,406
2014	4,946
2015	3,882
Thereafter	20,966
Total	$51,786

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE

The Company’s notes payable to banks (all current) as of June 30, 2010 and December 31, 2009, totaled $149,464 and $57,116, respectively.

Repayments under the terms of the notes are as follows:

2010 (for the remaining six months)	$39,023
2011	110,441
Total	$149,464

On May 21, 2010, the Company entered into a loan agreement with China Zheshang Bank. The Company borrowed RMB20,000 (approximately $2,945) with an annual interest rate equal to 110% of benchmark lending rate (5.346% as of June 30, 2010) with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by the CEO of the Company, and two subsidiaries of the Company.

On May 18, 2010, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $5,890) with an annual interest rate equal to 4.86%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by the CEO of the Company, a subsidiary of the Company and Chuang Guan.

On April 16, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $11,780) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and is collateralized by the properties and land use rights of a subsidiary.

On April 15, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $11,780) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by the CEO of the Company, and is collateralized by the properties and land use rights of a subsidiary.

On March 31, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,363) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB90,000 (approximately $13,253) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the properties of two subsidiaries of the Company.

On March 24, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB60,000 (approximately $8,835) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the properties of two subsidiaries of the Company.

On March 4, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB31,000 (approximately $4,565) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by property of a subsidiary.

On March 4, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB39,000 (approximately $5,743) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by property of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On March 3, 2010, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB50,000 (approximately $7,363) with an annual interest rate equal to 5.58%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and is collateralized by property of a subsidiary.

On March 2, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB41,000 (approximately $6,037) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On February 26, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB48,000 (approximately $7,068) with an annual interest rate equal to 5.04%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property and land use rights of a subsidiary.

On February 11, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB75,000 (approximately $11,044) with an annual interest rate equal to 5.84%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property and land use rights of a subsidiary.

On February 8, 2010, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27,000 (approximately $3,976) with an annual interest rate equal to 4.86%, with interest payable on the due date of the loan. The loan is due in August 2010. The loan is guaranteed by a subsidiary of the Company.

On February 3, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB59,000 (approximately $8,689) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB100,000 (approximately $14,726) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in January 2011. The Company repaid RMB 80,000 (approximately $11,781) in June 2010. The loan is guaranteed by the CEO of the Company.

On January 7, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB75,000 (approximately $11,044) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in January 2011. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property and land use rights of a subsidiary.

On December 25, 2009, the Company entered into a loan agreement with Bank of Ningbo. The Company borrowed RMB30,000 (approximately $4,418) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in December 2010. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company.

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. The Company borrowed RMB20,000 (approximately $2,945) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in September 2010. The loan was guaranteed by the CEO and COO of the Company and a subsidiary of the Company, and was collateralized by the land use right and properties of a subsidiary. The loan was repaid in January 2010.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. The Company borrowed RMB20,000 (approximately $2,945) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in October 2010. The loan was guaranteed by the CEO and COO of the Company and a subsidiary of the Company, and was collateralized by the land use right and properties of a subsidiary. The loan was repaid in January 2010.

On November 6, 2009, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB50,000 (approximately $7,363) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by the land use rights and property of a subsidiary.

On September 30, 2009, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB20,000 (approximately $2,945) with an annual interest rate equal to 105% of benchmark lending rate (5.5755% as of June 30, 2010), with interest payable on the 20th of each month. The loan is due in September 2010. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On August 13, 2009, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB30,000 (approximately $4,418) with an annual interest rate equal to 5.5755%, with interest payable on the 20th of each month. The loan was due in August 2010 and collateralized by the property of a subsidiary. The loan was repaid in July 2010.

On May 20, 2009, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $5,890) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in May 2010. The loan was guaranteed by the CEO of the Company, a subsidiary of the Company and Chuang Guan.

On April 15, 2009, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $11,716) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in April 2010 and repaid in March 2010. The loan was collateralized by the properties of two subsidiaries.

On April 1, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,325) with an annual interest rate equal to 92% of benchmark lending rate, with interest payable on the 20th of each month. The loan was due in April 2010 and repaid in March 2010. The loan was guaranteed by the CEO of the Company, his wife and subsidiaries of the Company, and was collateralized by the land use rights of a subsidiary.

On February 25, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB60,000 (approximately $8,789) with an annual interest rate equal to 92% of benchmark lending rate. The loan was due in February 2010 and the interest was payable on the 20th of each month. The loan was guaranteed by the CEO of the Company, his wife and subsidiaries of the Company, and was collateralized by the land use rights of a subsidiary. The Company repaid RMB 10,000 (approximately $1,464) and RMB50,000 (approximately $7,325) in March 2009 and in the first quarter of 2010, respectively.

11. OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

In June 2010, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 8.23% on inventory financings. The Company borrowed RMB50,000 (approximately $7,363). The loans expire in June 2013, and the payments are due at the end of each quarter.

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

The Company paid $192, $463, $176, and $364 during the three and six months ended June 30, 2010 and 2009 of interest expense on the product financing arrangements, respectively.

The following is a summary of the Company’s obligations under product financing arrangements as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Obligation under product financing arrangements	$16,607	$11,725
Less: current portion	(7,723)	(5,184)
Long-term portion	$8,884	$6,541

Estimated repayments are as follows:
2010 (for the remaining six months)	$4,458
2011	7,373
2012	5,130
2013	1,572
Total	18,533
Less: amount representing interest	(1,926)
Net	$16,607

Approximately RMB16,163 (approximately $2,380) and RMB11,373 (approximately $1,665) of other costs directly associated with the product financing agreements were recorded as deferred financing costs in the balance sheet at June 30, 2010 and December 31, 2009, respectively. The Company is amortizing these financing costs over the term of the obligation. The amortization is recorded as interest expense, which was $242, $434, $103 and $203, respectively for the three and six months ended June 30, 2010 and 2009.

12. DEFERRED INCOME

Deferred income balances as of June 30, 2010 and December 31, 2009, were $2,407 and $1,868, respectively, and represent amounts invoiced but deferred as revenue as an estimated warranty reserve.

13. GUARANTEED SENIOR UNSECURED NOTES PAYABLE

As of June 30, 2010, the Company has outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”). The Tranche B Notes have a principal amount of $84,000, zero coupon interest and a fair value of $78,440, resulting in a debt discount of $5,560 and an effective interest rate of approximately 5%. The Tranche B Notes mature on September 2, 2012. The Company is to repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 46%, 46% and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. The Company is entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by the Company's significant subsidiaries to the extent permitted under the applicable laws. The Company repaid $19,320 of the principal on the Tranche B Notes in March 2010.

The Company has recorded $731 and $1,681 of debt discount amortization for the three and six months ended June 30, 2010 related to the Tranche B Notes, respectively. This amount is included in interest expense.

Approximately $300 of legal fees and other costs directly associated with the issuance of the Tranche B Notes is recorded as deferred financing costs in the balance sheet at June 30, 2010. The Company is amortizing these financing costs over the term of the Tranche B Notes. The amortization for the three and six months ended June 30, 2010 was $25 and $50, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13. GUARANTEED SENIOR UNSECURED NOTES PAYABLE (CONTINUED)

The following is a summary of the guaranteed senior unsecured notes payable as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Total	$62,050	$79,689
Less: current portion	(36,557)	(35,701)
Long-term portion	$25,493	$43,988

Repayments under the terms of the notes are as follows:
2010 (remaining six months)	$19,320
2011	38,640
2012	6,720
Total	64,680
Less: amount representing unamortized discount	(2,630)
Net	$62,050

14. ISSUANCE OF COMMON STOCK AND WARRANTS

On May 25, 2010, the Company completed a public offering, in which the Company sold a total of 17,250,000 shares of common stock for an aggregate purchase price of $69,000 at $4.00 per share. Net proceeds to the Company from this transaction were approximately $64,573.

A summary of the status of the Company’s warrants and the changes during the three months ended June 30, 2010 and 2009, is presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise Prices	Shares	Exercise Prices
Outstanding at April 1	3,528,302	$8.72	174,515	$16.75
Granted	--	--	--	--
Exercised	--	--	--	--
Outstanding at June 30	3,528,302	$8.72	174,515	$16.75
Warrants exercisable at June 30	3,528,302	$8.72	174,515	$16.75

A summary of the status of the Company’s warrants and the changes during the six months ended June 30, 2010 and 2009, is presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise Prices	Shares	Exercise Prices
Outstanding at January 1	3,528,302	$8.72	174,515	$16.75
Granted	--	--	--	--
Exercised	--	--	--	--
Outstanding at June 30	3,528,302	$8.72	174,515	$16.75
Warrants exercisable at June 30	3,528,302	$8.72	174,515	$16.75

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

During the three and six months ended June 30, 2010 and 2009, 568,987, 1,255,692, 505,000 and 924,818 shares of restricted stock were granted. During the three and six months ended June 30, 2010 and 2009, 16,089, 75,254, 30,888 and 30,888 shares of restricted stock were forfeited and retired, respectively. The shares that have been issued under the Plan vest over a four to five-year period, and at issuance, resulted in total deferred compensation of $88,128 and $80,101 as of June 30, 2010 and December 31, 2009, respectively. The fair values of these restricted stock awards are equal to the fair value of the Company’s common stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and six months ended June 30, 2010 and 2009, the Company recognized $5,055, $13,381, $4,358 and $8,576, respectively, of compensation expense under the Plan. As of June 30, 2010 and December 31, 2009, there was $39,232 and $44,632 of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four to five-year period. During the three and six months ended June 30, 2010 and 2009, the Company has not recognized any tax benefits for the compensation expense under the Plan.

The following table summarizes the status of the Company’s nonvested restricted stock awards during the three months ended June 30, 2010 and 2009:

	Nonvested Restricted Stock		Nonvested Restricted Stock
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number of	Date Fair	Number of	Date Fair
	Shares	Values	Shares	Values
Outstanding at April 1	4,484,468	$9.11	4,491,537	$11.32
Granted	568,987	6.42	505,000	3.69
Vested	(463,323)	(10.91)	(383,714)	(11.36)
Forfeited	(16,089)	(8.97)	(30,888)	(11.55)
Outstanding at June 30	4,574,043	$8.60	4,581,935	$10.46

The following table summarizes the status of the Company’s nonvested restricted stock awards during the six months ended June 30, 2010 and 2009:

	Nonvested Restricted Stock		Nonvested Restricted Stock
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number of	Date Fair	Number of	Date Fair
	Shares	Values	Shares	Values
Outstanding at January 1	4,713,983	$9.47	4,415,292	$11.92
Granted	1,255,692	7.16	924,818	3.90
Vested	(1,320,378)	(10.13)	(727,287)	(11.78)
Forfeited	(75,254)	(12.76)	(30,888)	(11.55)
Outstanding at June 30	4,574,043	$8.60	4,581,935	$10.46

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16. CONSOLIDATED SEGMENT DATA

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The segment data presented reflects this segment structure. The Company reports financial and operating information in the following four segments:

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

(c)	Distribution of surveillance and safety products: sells surveillance and safety products, including intrusion security, access control and video management systems (the “Distribution segment”); and

(d)

Providing of surveillance and safety services: provides a full range of surveillance and safety services, including network alarm response services, surveillance and safety products and solutions’ post-sale, maintenance services, software upgrading services, project integration services, security guard services, surveillance and safety consulting services, and surveillance and safety trustee services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

This quarter, the Company broke out its service business as a separate segment. The Service segment comprised only 2.0% and 1.0% of revenue and 1.0% and 1.0% of operating income for the three and six months ended June 30, 2010, respectively. However, because management believes the Service segment will expand substantially in the future, it has made the decision to begin reporting it as a separate segment. Prior to 2010, the Service business was negligible.

Selected information in the segment structure is presented in the following tables for the three and six months ended June 30, 2010 and 2009:

Revenues by segment for the three months ended June 30, 2010 and 2009 are as follows:

Revenues(1)	2010	2009
Installation segment	$129,349	$108,133
Manufacturing segment	21,979	20,492
Distribution segment	13,673	13,290
Service segment	3,353	--
	$168,354	$141,915

Revenues by segment for the six months ended June 30, 2010 and 2009 are as follows:

Revenues(1)	2010	2009
Installation segment	$222,098	$183,053
Manufacturing segment	37,988	35,802
Distribution segment	25,105	19,476
Service segment	3,353	--
	$288,544	$238,331

(1) Revenues by operating segments exclude intercompany transactions.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16. CONSOLIDATED SEGMENT DATA (CONTINUED)

Income (loss) from operations by segment for the three months ended June 30, 2010 and 2009 is as follows:

Income (loss) from operations:	2010	2009
Installation segment	$32,797	$19,123
Manufacturing segment	189	(173)
Distribution segment	(1,008)	(172)
Service segment	206	--
Corporate and others(1)	(7,630)	(6,206)
Income from operations	24,554	12,572
Corporate interest income	53	57
Corporate interest expense	(3,064)	(6,580)
Corporate other income	394	1,000
Income before income taxes	21,937	7,049
Income taxes	(4,130)	(551)
Net income	$17,807	$6,498

Income (loss) from operations by segment for the six months ended June 30, 2010 and 2009 is as follows:

Income (loss) from operations:	2010	2009
Installation segment	$52,539	$33,121
Manufacturing segment	(862)	(631)
Distribution segment	(1,669)	(548)
Service segment	206	--
Corporate and others(1)	(18,697)	(11,387)
Income from operations	31,517	20,555
Corporate interest income	131	86
Corporate interest expense	(5,359)	(12,617)
Corporate other income	640	1,229
Income before income taxes	26,929	9,253
Income taxes	(5,847)	(753)
Net income	$21,082	$8,500

(1) Includes non-cash employee compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the three months ended June 30, 2010 and 2009 is as follows:

Non-cash employee compensation:	2010	2009
Installation segment	$587	$506
Manufacturing segment	968	730
Distribution segment	386	351
Service segment	12	--
Corporate and others	3,102	2,771
	$5,055	$4,358

Non-cash employee compensation by segment for the six months ended June 30, 2010 and 2009 is as follows:

Non-cash employee compensation:	2010	2009
Installation segment	$1,153	$1,014
Manufacturing segment	1,904	1,465
Distribution segment	748	703
Service segment	12	--
Corporate and others	9,564	5,394
	$13,381	$8,576

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16. CONSOLIDATED SEGMENT DATA (CONTINUED)

Depreciation and amortization by segment for the three months ended June 30, 2010 and 2009 are as follows:

Depreciation and amortization:	2010	2009
Installation segment	$1,089	$1,179
Manufacturing segment	1,590	1,477
Distribution segment	354	350
Service segment	13	--
Corporate and others	207	142
	$3,253	$3,148

Depreciation and amortization by segment for the six months ended June 30, 2010 and 2009 are as follows:

Depreciation and amortization:	2010	2009
Installation segment	$2,180	$2,316
Manufacturing segment	3,176	2,930
Distribution segment	706	707
Service segment	13	--
Corporate and others	412	258
	$6,487	$6,211

Total assets by segment as of June 30, 2010 and December 31, 2009 are as follows:

Total assets	June 30,	December 31,
	2010	2009
Installation segment	$559,960	$476,743
Manufacturing segment	210,082	188,978
Distribution segment	40,603	47,458
Service segment	8,461	--
Corporate and others (1)	149,050	60,379
	$968,156	$773,558

(1) Includes deposits paid for acquisition of subsidiaries, properties and intangible assets.

Goodwill by segment as of June 30, 2010 and December 31, 2009, is as follows:

Goodwill	June 30,	December 31,
	2010	2009
Installation segment	$11,079	$11,079
Manufacturing segment	56,456	56,456
Distribution segment	11,976	11,976
	$79,511	$79,511

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

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
  “Cheng Feng” are to Shanghai Cheng Feng Digital Technology Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
  “Chuang Guan” are to Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd., a corporation incorporated in the People’s Republic of China;
  “Coson” are to Shenzhen Coson Electronic Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly owned subsidiary of the Company;
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
  “Sharp Eagle” are to Sharp Eagle (H.K.) Limited, a Hong Kong corporation and an indirect, wholly owned subsidiary of the Company;
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

Our sales network covers most of China’s populated areas, and we do not rely on any particular region for revenues. Our subsidiaries collectively have more than 154 branch offices and distribution points.

Reportable Operating Segments

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. We have set up a new service segment for provision of a full range of surveillance and safety services and realigned our management and segment reporting structure effective April 1, 2010. We now report financial and operating information in the following four segments:

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
  The Distribution Segment provides distribution and sales of surveillance and safety products and services, including intrusion security, access control and video management systems (the “Distribution Segment”); and
  The Service Segment provides a full range of surveillance and safety services, including network alarm response services, surveillance and safety products and solutions’ post-sale, maintenance services, software upgrading services, project integration services, security guard services, surveillance and safety consulting services, and surveillance and safety trustee services (the “Service Segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and Others.”

The Service Segment comprised only 2.0% and 1.2% of revenue and 0.8% and 0.7% of operating income for the three and six months ended June 30, 2010, respectively. However, because we believe the Service Segment will expand substantially in the future, we have made the decision to begin showing it as a separate segment. Prior to 2010, the service business was negligible.

Second Quarter Financial Performance Highlights

We experienced strong demand for our products and services and significant growth in our revenues, gross margin and net income in this quarter. Effective on April 1, 2010, we also established a new service segment for the provision of a full range of surveillance and safety services to further expand our one-stop-shop service. The surveillance and safety product market in China continued to expand in the second quarter of 2010 due, in part, to several programs and regulatory drivers initiated by the Chinese government, such as State Ordinance 458 and the Safe City program, which require many public places to install security systems, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques. The ongoing installation of these security systems as required by applicable Chinese law is being conducted by the affected constituents. In addition, economic development in China and the general rise in affluence of the population of China continue to contribute to increased demand for surveillance and safety products within various industries and organizations, such as residential real estate, factories and shopping centers. We believe that the financing proceeds from our recent public offering closed in May 2010, combined with our operating cash flows, will provide sufficient working capital and allow us to take advantage of the growth in market demand in the future.

The following are some financial highlights for the second quarter of 2010:

  Revenues: Revenues increased $26.43 million, or 18.6%, to $168.35 million for the second quarter of 2010, from $141.92 million for the same quarter of last year.

  Gross margin: Gross margin increased to 25.8% for the second quarter of 2010 from 21.9% for the same period in 2009.

  Income from operations: Income from operations increased $11.99 million, or 95.4%, to $24.56 million for the second quarter of 2010, from $12.57 million for the same period last year.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 14.6% for the second quarter of 2010, compared to 8.9% during the same period in 2009.

  Net income: Net income increased $11.31 million, or 174.0%, to $17.81 million for the second quarter of 2010, from $6.50 million for the same period of last year.

  Net margin: Net margin (the ratio of net income attributable to the Company to revenues, expressed as a percentage) was 10.6% for the second quarter of 2010, compared to 4.6% for the same period in 2009.

  Fully diluted net income per share: Fully diluted net income per share was $0.23 for the second quarter of 2010, as compared to $0.13 for the same period last year.

  Non-cash expenses: Non-cash expenses were $8.31 million for the three months ended June 30, 2010, representing a decrease of $4.78 million, or 36.5% from $13.09 million during the same period last year. Non-cash expenses for the three months ended June 30, 2010 included (i) depreciation and amortization of $3.26 million, and (ii) non-cash employee compensation expense of $5.05 million.

Our net income for the three months ended June 30, 2010 and 2009 was approximately $17.81 million and $6.50 million, respectively. Our net income for the six months ended June 30, 2010 and 2009 was approximately $21.08 million and $8.50 million, respectively. Our net income was materially impacted by: (i) depreciation and amortization of long-lived assets in the subsidiaries we acquired; (ii) non-cash employee compensation recognized pursuant to Accounting Standard Codification (“ASC”) 718; and (iii) redemption accretion on convertible notes we issued in February and April 2007. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation and redemption accretion on convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash expenses during the three and six months ended June 30, 2010 and 2009.

(All amounts in millions of U.S. dollars)

	Three Months Ended June 30,
Non-cash expenses			Increase/
	2010	2009	(Decrease)
Depreciation and amortization	$3.01	$2.91	0.10
Depreciation and amortization (included in cost of goods sold)	0.25	0.24	0.01
Non-cash employee compensation	5.05	4.36	0.69
Redemption accretion on convertible notes	--	5.58	(5.58)
Total	$8.31	$13.09	(4.78)

	Six Months Ended June 30,
Non-cash expenses			Increase/
	2010	2009	(Decrease)
Depreciation and amortization	$5.99	$5.73	0.26
Depreciation and amortization (included in cost of goods sold)	0.50	0.48	0.02
Non-cash employee compensation	13.38	8.58	4.80
Redemption accretion on convertible notes	--	10.95	(10.95)
Total	$19.87	$25.74	(5.87)

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in millions of U.S. dollars and as a percentage of revenues.

(All amounts, other than percentages, in millions of U.S. dollars)

	Three months ended				Six months ended
	June 30,				June 30,
	2010		2009		2010		2009
Revenues	$168.35	100.0%	$141.92	100.0%	$288.54	100.0%	$238.33	100.0%
Cost of goods sold (including depreciation and amortization for the three and six months ended June 30, 2010 and 2009 of $0.25, $0.50, $0.24 and $0.48, respectively)	(124.99)	74.2%	(110.90)	78.1%	(216.20)	74.9%	(182.29)	76.5%
Gross profit	43.36	25.8%	31.02	21.9%	72.34	25.1%	56.04	23.5%
Selling and marketing	(3.13)	1.8%	(3.03)	2.1%	(5.85)	2.0%	(5.75)	2.4%
General and administrative	(7.61)	4.6%	(8.15)	5.7%	(15.60)	5.5%	(15.43)	6.5%
Non-cash employee compensation	(5.05)	3.0%	(4.36)	3.1%	(13.38)	4.6%	(8.58)	3.6%
Depreciation and amortization	(3.01)	1.8%	(2.91)	2.1%	(5.99)	2.1%	(5.73)	2.4%
Income from operations	24.56	14.6%	12.57	8.9%	31.52	10.9%	20.55	8.6%
Other income	0.44	0.3%	1.06	0.7%	0.77	0.3%	1.32	0.6%
Interest expense, Cash	(3.06)	1.8%	(1.00)	0.7%	(5.36)	1.9%	(1.67)	0.7%
Redemption accretion on convertible notes	--	--	(5.58)	3.9%	--	--	(10.95)	4.6%
Income before income taxes	21.94	13.1%	7.05	5.0%	26.93	9.3%	9.25	3.9%
Income taxes	(4.13)	2.5%	(0.55)	0.4%	(5.85)	2.0%	(0.75)	0.3%

Net income	$17.81	10.6%	$6.50	4.6%	$21.08	7.3%	$8.50	3.6%

Revenues

Our revenues are primarily generated from system installations, manufacturing and distribution of surveillance and safety products and providing surveillance and safety services. We experienced solid growth in revenues during the three and six months ended June 30, 2010. Revenues increased $26.43 million, or 18.6%, to $168.35 million for the three months ended June 30, 2010 from $141.92 million for the three months ended June 30, 2009. Revenues increased $50.21 million, or 21.1%, to $288.54 million for the six months ended June 30, 2010 from $238.33 million for the six months ended June 30, 2009. This increase was mainly attributable to growth in the surveillance and safety market in China, the increased market demand for our products, our increased brand recognition and the acquisition of several companies in 2008 and 2009 as discussed in detail below. Our strategic efforts to increase our distribution channels during 2008 and 2009 and adequate working capital from prior fund raising activities with banks also allowed us to successfully take advantage of the growth in market demand in this quarter. Historically, the first quarter has generally been a slow quarter for us due to the Chinese New Year holiday and the fourth quarter has generally been the strongest quarter. Management expects the same trend in 2010 and that revenue growth will remain strong for the remainder of 2010.

As the acquisition of Coson has surpassed the one-year anniversary, we have included the revenues contributed by Coson in our organic growth since the second quarter of 2010.

The following table shows the revenues recognized in the second quarter of 2010:

(In millions of U.S. dollars)

Revenues from the Installation Segment recognized from installation contracts signed before March 31, 2010	$77.73
Revenues from the Installation Segment recognized from installation contracts signed in the second quarter of 2010	$51.62
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed before March 31, 2010	$1.47
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in the second quarter of 2010	$20.51
Revenues from the Distribution Segment recognized from distribution contracts signed before March 31, 2010	$0.13
Revenues from the Distribution Segment recognized from distribution contracts signed in the second quarter of 2010	$13.54
Revenues from the Service Segment recognized from distribution contracts signed in the second quarter of 2010	$3.35
Total revenues recognized in the second quarter of 2010	$168.35
Revenues deferred	$2.41
Backlog of sales contracts signed before June 30, 2010 (1)	$213.12

(1)

We have conservatively not included letters of intent, framework agreements and various other agreements in our backlog numbers as they are subject to final binding agreements to be entered into at later dates.

Our revenues are generated from four business segments: Installation Segment, Manufacturing Segment, Distribution Segment and Service Segment.

The following table shows the different segments comprising our total revenues for the three and six months ended June 30, 2010 and 2009.

(All amounts, except percentage of revenues, in millions of U.S. dollars)

	Three months ended June 30,
Revenues	2010		2009
Installation Segment	$129.35	76.8%	$108.14	76.2%
Manufacturing Segment	21.98	13.1%	20.49	14.4%
Distribution Segment	13.67	8.1%	13.29	9.4%
Service Segment	3.35	2.0%	--	--
Total	$168.35	100.0%	$141.92	100.0%

	Six months ended June 30,
Revenues	2010		2009
Installation Segment	$222.10	76.9%	$183.05	76.8%
Manufacturing Segment	37.99	13.2%	35.80	15.0%
Distribution Segment	25.10	8.7%	19.48	8.2%
Service Segment	3.35	1.2%	--	--
Total	$288.54	100.0%	$238.33	100.0%

For the three months ended June 30, 2010 and 2009, our Installation Segment generated revenues of $129.35 million and $108.14 million which represented 76.8% and 76.2% of our total revenues, respectively. For the six months ended June 30, 2010 and 2009, our Installation Segment generated revenues of $222.10 million and $183.05 million which represented 76.9% and 76.8% of our total revenues, respectively. The increase in revenues was mainly due to the following factors: First, demand for surveillance and security products has grown in China, which we attribute in part to the general rise in affluence of population in China. The increased demand within various industries and organizations, such as residential real estate, factories and shopping centers, also contributed to increased demand for surveillance and safety products. Second, the Chinese government initiated several programs and regulatory drivers, such as State Ordinance 458 and the “3111” program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2008 and 2009 allowed us to successfully take advantage of the growth in market demand in the first half of 2010. Fourth, in November 2008, the Chinese government announced an economic stimulus package to invest RMB 4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. Fifth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition also contributed to the growth in revenues.

For the three months ended June 30, 2010 and 2009, our Manufacturing Segment generated revenues of $21.98 million and $20.49 million, representing 13.1% and 14.4% of our total revenues, respectively. For the six months ended June 30, 2010 and 2009, our Manufacturing Segment generated revenues of $37.99 million and $35.80 million, representing 13.2% and 15.0% of our total revenues, respectively. Management believes that revenues from the installation projects will continue to be the Company’s major revenue source in the next few years.

For the three months ended June 30, 2010 and 2009, our Distribution Segment generated revenues of $13.67 million and $13.29 million, representing 8.1% and 9.4% of our total revenues. For the six months ended June 30, 2010 and 2009, our Distribution Segment generated revenues of $25.10 million, representing 8.7% of our total revenues for the six months ended June 30, 2010, as compared to $19.48 million and 8.2% for the same period last year. Such increase was mainly due to a decrease of selling prices due to market competition which, in turn, increased sales volume.

With the acquisitions of 2008 and 2009, management believes that the percentage of revenues from the Manufacturing Segment and the Distribution Segment will increase in the future.

During second quarter of 2010, we established a new segment – our Service Segment which generated revenues of $3.35 million, representing 2.0% of our total revenues.

Management expects growth in all four segments to remain strong in the remainder of 2010 due to (i) continued growth in the surveillance and safety market both within the corporate and government sectors, (ii) better capitalization of the Company to fuel its growth, (iii) continued enhancement of our brand and profile in China, and (iv) acquisition strategy intended to boost our market share and competitiveness.

Cost of goods sold

Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the second quarter of 2010 increased by $14.09 million, or 12.7%, to $124.99 million, as compared to $110.90 million for the same period last year. Cost of goods sold for the six months ended June 30, 2010 increased by $33.91 million, or 18.6%, to $216.20 million, as compared to $182.29 million for the same period last year. The increase was mainly due to the increase of sales volume.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $12.34 million, or 39.8%, to $43.36 million for the three months ended June 30, 2010, from $31.02 million for the same period last year. Gross margin for the three months ended June 30, 2010 was 25.8%, as compared to 21.9% for the same period of 2009. Our gross profit increased $16.30 million, or 29.1%, to $72.34 million for the six months ended June 30, 2009, from $56.04 million for the same period last year. Gross margin for the six months ended June 30, 2010 was 25.1%, as compared to 23.5% for the same period of 2009.

The following table shows the different segment components comprising our gross profit margin over the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,

Gross Margin	2010	2009	2010	2009
Installation Segment	27.8%	21.5%	26.6%	23.3%
Manufacturing Segment	27.3%	27.8%	27.5%	27.7%
Distribution Segment	6.3%	15.4%	9.4%	18.0%
Service Segment	16.7%	--	16.7%	--
Total	25.8%	21.9%	25.1%	23.5%

For the three months ended June 30, 2010, gross margins of the Installation Segment, Manufacturing Segment, and Distribution Segment were approximately 27.8%, 27.3%, and 6.3%, respectively, compared to 21.5%, 27.8%, and 15.4% for the same period last year. The gross margin of the newly established Service Segment was 16.7% for the three months ended June 30, 2010. For the six months ended June 30, 2010, gross margins for the Installation Segment, Manufacturing Segment and Distribution Segment were approximately 26.6%, 27.5% and 9.4%, respectively, compared to 23.3%, 27.7% and 18.0% for the same period last year. The increase in our gross margin for the Installment Segment was primarily driven by the high margins from larger scale projects resulting primarily from our marketing efforts. The decrease of gross margin for the Distribution Segment for the three and six months ended June 30, 2010 was mainly due to the decrease of products' selling prices.

Selling and marketing expenses

Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses increased $0.10 million, or 3.3%, to $3.13 million for the three months ended June 30, 2010 from $3.03 million for the same period in 2009. As a percentage of revenues, our selling and marketing expenses decreased to 1.8% for the three months ended June 30, 2010 from 2.1% for the same period in 2009. In the first six months of fiscal 2010, our selling and marketing expenses increased $0.10 million, or 1.7% to $5.85 million from $5.75 million. As a percentage of revenues, our selling and marketing expenses decreased to 2.0% for the six months ended June 30, 2010 from 2.4% for the same period in 2009. The slight percentage decrease was due to cost efficiency.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operation. Our general and administrative expenses decreased $0.54 million, or 6.6%, to $7.61 million for the three months ended June 30, 2010 from $8.15 million of the same period in 2009. In the first six months of 2010, our general and administrative expenses increased $0.17 million, or 1.1% to $15.60 million from $15.43 million. As a percentage of revenues, general and administrative expenses decreased to 4.6% and 5.5% for the three and six months ended June 30, 2010 from 5.7% and 6.5% for the same periods in 2009. The percentage decrease was mainly due to economy of scale and management’s cost control efforts.

Non-cash employee compensation

Non-cash employee compensation by segment for the three and six months ended June 30, 2010 and 2009 is as follows:

All amounts, except percentage of non-cash compensation, in millions of U.S. dollars

	Three months ended June 30,
Non-cash employee compensation	2010		2009
Installation Segment	$0.59	11.7%	$0.51	11.7%
Manufacturing Segment	0.97	19.2%	0.73	16.7%
Distribution Segment	0.38	7.5%	0.35	8.0%
Service Segment	0.01	0.2%	--	--
Corporate and others	3.10	61.4%	2.77	63.6%
Total	$5.05	100.0%	$4.36	100.0%

	Six months ended June 30,
Non-cash employee compensation	2010		2009
Installation Segment	$1.15	8.6%	$1.02	11.9%
Manufacturing Segment	1.91	14.3%	1.47	17.1%
Distribution Segment	0.75	5.6%	0.70	8.2%
Service Segment	0.01	0.1%	--	--
Corporate and others	9.56	71.4%	5.39	62.8%
Total	$13.38	100.0%	$8.58	100.0%

Effective February 7, 2007, our board of directors adopted the 2007 Equity Incentive Plan (the “Plan”) which was subsequently amended in February 2010. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units, and performance shares. A total of 12,000,000 shares of our common stock may be issued under our Plan. The Plan has a 10-year term. During the three and six months ended June 30, 2010, we granted an aggregate of 568,987, and 1,255,692 shares of restricted stock pursuant to the Plan to our employees and consultants, respectively. These shares will vest with respect to each of the employees and consultants over a period of four to five years.

Non-cash employee compensation for the three months ended June 30, 2010 increased to $5.05 million from $4.36 million for the same period in 2009. In the first six months of fiscal 2010, non-cash employee compensation increased to $13.38 million from $8.58 million, primarily because more shares were granted to employees and consultants under the Plan during the respective period.

Depreciation and amortization

Our depreciation and amortization costs increased $0.11 million, or 3.5%, to $3.26 million (including $0.25 million depreciation and amortization costs included under cost of goods sold) for the three months ended June 30, 2010 from $3.15 million for the same period in 2009. As a percentage of revenues, depreciation and amortization expenses decreased to 1.9% for the three months ended June 30, 2010 from 2.2% for the same period in 2009. In the first six months of fiscal 2010, our depreciation and amortization increased $0.28 million, or 4.5%, to $6.49 million (including $0.50 million depreciation and amortization costs included under cost of goods sold) from $6.21 million for the same period 2009. As a percentage of revenues, depreciation and amortization expenses decreased to 2.2% for the six months ended June 30, 2010 from 2.6% for the same period in 2009. This dollar increase was primarily due to the amortization of intangible assets from the acquisition of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson. Such percentage decrease was primarily due to the increase in incremental revenue in 2010.

Income from operations

Our income from operations increased $11.99 million, or 95.4%, to $24.56 million for the three months ended June 30, 2010 as compared to $12.57 million for the same period in 2009. As a percentage of revenues, income from operations increased to 14.6% for the three months ended June 30, 2010 from 8.9% for the same period in 2009. In the first six months of fiscal 2010, our income from operations increased $10.97 million, or 53.4%, to $31.52 million as compared to $20.55 million. As a percentage of revenues, income from operations increased to 10.9% for the six months ended June 30, 2010 from 8.6% for the same period in 2009.

The following table shows the different segments comprising our income from operations for the three and six months ended June 30, 2010 and 2009.

All amounts, except percentage of income from operations, in millions of U.S. dollars

	Three months ended June 30,
Income from operations	2010		2009
Installation Segment	$32.80	133.6%	$19.12	152.1%
Manufacturing Segment	0.19	0.8%	(0.17)	-1.3%
Distribution Segment	(1.01)	-4.1%	(0.17)	-1.3%
Service Segment	0.21	0.8%	--	--
Corporate and others	(7.63)	-31.1%	(6.21)	-49.5%
Total	$24.56	100.0%	$12.57	100.0%

	Six months ended June 30,
Income from operations	2010		2009
Installation Segment	$52.54	166.7%	$33.11	161.1%
Manufacturing Segment	(0.86)	-2.7%	(0.62)	-3.0%
Distribution Segment	(1.67)	-5.3%	(0.55)	-2.7%
Service Segment	0.21	0.7%	--	--
Corporate and others	(18.70)	-59.4%	(11.39)	-55.4%
Total	$31.52	100.0%	$20.55	100.0%

Income from operations related to the Installation Segment increased 71.5%, or $13.68 million, to $32.80 million for the three months ended June 30, 2010, compared to $19.12 million for the same period in 2009. In the first six months of fiscal 2010, income from operations related to the Installation Segment increased 58.7%, or $19.43 million, to $52.54 million, compared to $33.11 million. Such increase was mainly due to higher demand of total one-stop-shop installations from customers. We finished more projects with higher margin in 2010 as compared to the same period in 2009.

Income from operations related to the Manufacturing Segment was $0.19 million for the three months ended June 30, 2010, compared to operating loss of $0.17 million for the same period in 2009. Loss from operations related to the Manufacturing Segment was $0.86 million for the six months ended June 30, 2010, compared to loss from operations of $0.62 million for the same period in 2009. During the three months ended June 30, 2010, we hired additional staff to meet the anticipated growth of the Manufacturing Segment which, together with the increased non-cash expenses, more than offset the growth in revenues. We expect that the Manufacturing Segment’s margin will increase as we integrate the recently completed acquisitions which will allow us to further benefit from economies of scale.

Loss from operations related to the Distribution Segment was $1.01 million for the three months ended June 30, 2010, compared to the operating loss of $0.17 million for the same period in 2009. Loss from operations related to the Distribution Segment was $1.67 million for the six months ended June 30, 2010, compared to loss from operations of $0.55 million for the same period in 2009. This increase was mainly due to the decrease of gross margin.

Income from operations related to the newly established Service Segment was $0.21 million for the three months ended June 30, 2010.

We also provide general corporate services to our segments. Costs attributable to these services are reported as corporate and other expenses. These costs include amortization, depreciation, and non-cash compensation for employees. Loss from operations related to the Corporate and others increased 22.9%, or $1.42 million, to $7.63 million for the three months ended June 30, 2010, compared to $6.21 million for the same period in 2009. Loss from operations related to Corporate and others increased 64.2%, or $7.31 million, to $18.70 million for the six months ended June 30, 2010, compared to $11.39 million for the same period in 2009. This increase was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company.

Other income

Our other income decreased $0.62 million, or 58.5%, to $0.44 million for the three months ended June 30, 2010 from $1.06 million for the same period in 2009. As a percentage of revenues, other income decreased to 0.3% for the three months ended June 30, 2010 from 0.7% for the same period in 2009. Our other income decreased $0.55 million, or 41.7%, to $0.77 million for the six months ended June 30, 2010 from $1.32 million for the same period in 2009. As a percentage of revenues, other income for the six months ended June 30, 2010 was 0.3%, as compared to 0.6% for the same period in 2009. The dollar and percentage decrease was mainly due to a one-time subsidy received from the local government in 2009. We did not receive any subsidy income in 2010.

Interest expense (excluding redemption accretion on convertible notes)

During the first half year of 2010, we borrowed funds under 21 short-term loans from banks and the product financing arrangements from financial institutions of which had incurred total interest expense of $3.06 million, as compared to $1.00 million for the same period in 2009. During the first half year of 2010, we incurred total interest expense of $5.36 million, as compared to $1.67 million for the same period in 2009. We incurred $0.73 million and $1.68 million in interest during the three and six months ended June 30, 2010 in connection with our outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”), respectively. We paid $0.28 million and $0.55 million in interest in connection with the guaranteed senior unsecured convertible notes due 2012 (the “Convertible Notes”) during the three and six months ended June 30, 2009, respectively. The Convertible Notes have been retired in 2009. This dollar increase in interest expenses was primarily due to the increase in the outstanding balances of our bank loans.

Redemption accretion on convertible notes

Redemption accretion on the Convertible Notes for the three and six months ended June 30, 2009 was $5.58 million and $10.95 million, respectively. We raised $110 million from the issuance of Convertible Notes in February and April 2007 which were retired and restructured into two new zero coupon interest notes on September 2, 2009.

Income before taxes

Our income before taxes increased $14.89 million, or 211.2%, to $21.94 million for the three months ended June 30, 2010 from $7.05 million for the same period in 2009. As a percentage of revenues, income before taxes for the three months ended June 30, 2010 increased to 13.1% from 5.0% for the same period in 2009. Our income before taxes increased $17.68 million, or 191.1%, to $26.93 million for the six months ended June 30, 2010 from $9.25 million for the same period in 2009. As a percentage of revenues, income before taxes for the six months ended June 30, 2010 increased to 9.3% from 3.9% for the same period in 2009. Such percentage increase was primarily due to increase of gross margin and decreased redemption accretion on convertible notes as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income during the three months ended June 30, 2010.

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

Our income taxes increased $3.58 million to $4.13 million for the three months ended June 30, 2010 from $0.55 million for the same period of 2009. Our income taxes increased $5.10 million to $5.85 million for the six months ended June 30, 2010 from $0.75 million for the same period of 2009. In 2009, we fully utilized the tax exemption for our subsidiaries, CSST PRC, which was incorporated in 2006, and Jin Lin, which became our subsidiary in 2008. In addition, the income tax exemption of some of our major subsidiaries expired as of the beginning of 2010.

Net income

Net income increased $11.31 million, or 174.0%, to $17.81 million for the three months ended June 30, 2010 from $6.50 million for the same period in 2009. As a percentage of revenues, net income increased to 10.6% for the three months ended June 30, 2010 from 4.6% for the same period in 2009. Net income increased $12.58 million, or 148.0%, to $21.08 million for the six months ended June 30, 2010 from $8.50 million for the same period in 2009. As a percentage of revenues, net income increased to 7.3% for the six months ended June 30, 2010 from 3.6% for the same period in 2009. This percentage increase was mainly due to increase of gross margin and profit and the decrease of redemption accretion on our Convertible Notes and as discussed above.

Foreign Currency Translation Losses/Gains

Our operating subsidiaries are located in China. The operating subsidiaries purchase all products and render services in China, and receive payment from customers in China using RMB as the functional currency. We do not engage in currency hedging.

We incurred a foreign currency translation gain of $3.20 million for the three months ended June 30, 2010 as compared with the foreign currency translation loss of $0.16 million for the same period in 2009.

We incurred a foreign currency translation gain of $3.32 million for the six months ended June 30, 2010 as compared with the foreign currency translation loss of $0.11 million for the same period in 2009.

As we have done since China revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for fiscal quarter ended June 30, 2010 and 2009.

For the three months ended June 30, 2010, the exchange rates of 6.79, 6.82 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in a $3.20 million foreign currency translation gain in the second quarter of 2010. In the second quarter of 2009, the exchange rates of 6.83, 6.83 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in $0.16 million foreign currency translation loss in this period.

Liquidity and Capital Resources

General

As of June 30, 2010, we had cash and cash equivalents of $208.07 million. The following table sets forth a summary of our net cash flows for the periods indicated.

CASH FLOW
(All amounts in millions of U.S. dollars)

	Six Months Ended June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(56.46)	$17.76
Net cash used in investing activities	$(32.30)	$(7.44)
Net cash provided by financing activities	$140.51	$31.65
Effect of exchange rate changes on cash	$1.84	$(0.28)
Net cash inflow	$53.59	$41.69

Operating Activities

Net cash used in operating activities in the six months ended June 30, 2010 totaled $56.46 million as compared to $17.76 million net cash provided by operating activities for the same period of 2009. The increase in net cash used in operating activities in the six months ended June 30, 2010 was primarily due to increases in accounts receivables and inventories.

Investing Activities

Our main uses of cash for investing activities during the first six months of 2010 were acquisitions of plant and equipment and deposits for the acquisition of subsidiaries.

Net cash used in investing activities for the six months ended June 30, 2010 was $32.30 million, which is an increase of $24.86 million from net cash used in investing activities of $7.44 million in the same period of 2009. This increase was primarily due to deposits for acquisitions of subsidiaries in the first half of 2010.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2010 totaled $140.51 million as compared to net cash provided by financing activities of $31.65 million in the same period of 2009. The net cash provided by financing activities was mainly attributable to proceeds from our public offering, and additional bank loans obtained in the first six months of 2010. We completed a public offering of 17,250,000 shares of common stock in May 2010 and received net proceeds of approximately $64.57 million.

Loan Facilities

As of June 30, 2010, the amount, maturity date and term of each of our bank loans are as follows:

All amounts in millions of U.S. dollars

Lender	Amount	Maturity Date	Duration

China Zheshang Bank	$2.95	November 2010	6 months
China Everbright Bank	5.88	November 2010	6 months
Shanghai Pudong Development Bank	11.78	April 2011	1 year
Shanghai Pudong Development Bank	11.78	April 2011	1 year
China Merchants Bank	7.36	March 2011	1 year
China Citic Bank	13.25	March 2011	1 year

China Citic Bank	8.84	March 2011	1 year
Industrial and Commercial Bank of China	4.56	March 2011	1 year
Industrial and Commercial Bank of China	5.74	March 2011	1 year
China Construction Bank	7.36	March 2011	1 year
China Merchants Bank	6.04	March 2011	1 year
Bank of China	7.07	November 2010	9 months
Bank of China	11.04	February 2011	1 year
Societe Generale	3.98	August 2010	6 months
China Merchants Bank	8.69	February 2011	1 year
Industrial and Commercial Bank of China	2.95	January 2011	1 year
Bank of China	11.04	January 2011	1 year
Bank of Ningbo	4.42	December 2010	1 year
Industrial and Commercial Bank of China	7.36	November 2010	1 year
Shenzhen Development Bank	2.95	September 2010	1 year
China Construction Bank	4.42	August 2010	1 year
A Financial Institution	7.36	June 2013	3 years
A Financial Institution	0.65	February 2013	4 years
A Financial Institution	5.70	September 2012	3 years
A Financial Institution	2.90	July 2011	3 years

Total	$166.07

a) Notes payable

On May 21, 2010, we entered into a loan agreement with China Zheshang Bank. We borrowed RMB20 million (approximately $2.95 million) with an annual interest rate equal to 110% benchmark lending rate (5.346% as of June 30, 2010) with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by our CEO and our subsidiaries.

On May 18, 2010, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40 million (approximately $5.88 million) with an annual interest rate equal to 4.86%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by our CEO, our subsidiary and Chuang Guan.

On April 16, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80 million (approximately $11.78 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by our CEO and our subsidiary, and is collateralized by the properties and land use rights of a subsidiary.

On April 15, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80 million (approximately $11.78 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by our CEO, and is collateralized by the properties and land use rights of a subsidiary.

On March 31, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50 million (approximately $7.36 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and our subsidiary, and is collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB90 million (approximately $13.25 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and our subsidiary, and is collateralized by the properties of two subsidiaries.

On March 24, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB60 million (approximately $8.84 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and our subsidiary, and is collateralized by the properties of two subsidiaries.

On March 4, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB31 million (approximately $4.56 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by three of our subsidiaries, and is collateralized by property of a subsidiary.

On March 4, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB39 million (approximately $5.74 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by three of our subsidiaries, and is collateralized by property of a subsidiary.

On March 3, 2010, we entered into a loan agreement with China Construction Bank. We borrowed RMB50 million (approximately $7.36 million) with an annual interest rate equal to 5.58%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO and our subsidiary, and is collateralized by property of a subsidiary.

On March 2, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB41 million (approximately $6.04 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and our subsidiary, and is collateralized by the property and land use rights of a subsidiary.

On February 26, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB48 million (approximately $7.07 million) with an annual interest rate equal to 5.04%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On February 11, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB75 million (approximately $11.04 million) with an annual interest rate equal to 5.84%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On February 8, 2010, we entered into a loan agreement with Societe Generale. We borrowed RMB27 million (approximately $3.98 million) with an annual interest rate equal to 4.86%, with interest payable on the due date of the loan. The loan is due in August 2010. The loan is guaranteed by our subsidiary.

On February 3, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB59 million (approximately $8.69 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by our CEO, his wife and our subsidiary, and is collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB100 million (approximately $14.73 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in January 2011. The Company repaid RMB80 million (approximately $11.78 million) in June 2010. The loan is guaranteed by our CEO.

On January 7, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB75 million (approximately $11.04 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in January 2011. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On December 25, 2009, we entered into a loan agreement with Bank of Ningbo. We borrowed RMB30 million (approximately $4.42 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in December 2010. The loan is guaranteed by our CEO and our subsidiary.

On November 6, 2009, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB50 million (approximately $7.36 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by three of our subsidiaries, and is collateralized by the land use rights and property of a subsidiary.

On September 30, 2009, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB20 million (approximately $2.95 million) with an annual interest rate equal to 105% of benchmark lending rate (5.5755% as of June 30, 2010), with interest payable on the 20th of each month. The loan is due in September 2010. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property of a subsidiary.

On August 13, 2009, we entered into a loan agreement with China Construction Bank. We borrowed RMB30 million (approximately $4.42 million) with an annual interest rate equal to 5.5755%, with interest payable on the 20th of each month. The loan is due in August 2010. The loan is collateralized by the property of a subsidiary. The loan was repaid in July 2010.

On May 20, 2009, we entered into a loan agreement with China Everbright Bank. We borrowed RMB40 million (approximately $5.88 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in May 2010. The loan was guaranteed by our CEO, our subsidiary, and Chuang Guan.

b) Product financing arrangements

In June 2010, we entered into product financing arrangements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.23% on inventory financings. We borrowed RMB50 million (approximately $7.36 million). The loans expire in June 2013, and payments are due at the end of each quarter. As of June 30, 2010, the outstanding liability relating to this loan was RMB50.00 million (approximately $7.36 million).

In September 2009, we entered into product financing arrangements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.46% on inventory financings. We borrowed RMB50 million (approximately $7.32 million). The loans expire in September 2012, and payments are due at the end of each quarter. As of June 30, 2010, the outstanding liability relating to this loan was RMB38.66 million (approximately $5.70 million).

In February 2009, we entered into product financing arrangements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10.5% on inventory financings. We borrowed RMB7.11 million (approximately $1.04 million). The loans expire in February 2013, and payments are due at the end of each quarter. As of June 30, 2010, the outstanding liability relating to this loan was RMB4.42 million (approximately $0.65 million).

In July 2008, we entered into product financing arrangements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10% on inventory financings. We borrowed RMB53.49 million (approximately $7.85 million). These loans mature in July 2011. The interest is payable at the end of each quarter. As of June 30, 2010, the outstanding liability relating to these arrangements was RMB19.70 million (approximately $2.90 million).

c) Guaranteed senior unsecured notes payable

As of June 30, 2010, we have outstanding the Tranche B Notes. The Tranche B Notes have a principal amount of $84.00 million, zero coupon interest and a fair value of $78.44 million, resulting in a debt discount of $5.56 million and an effective interest rate of approximately 5%. The Tranche B Notes mature on September 2, 2012. We are to repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 46%, 46%, and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. We will be entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by our significant subsidiaries to the extent permitted under the applicable laws. We repaid $19.32 million of the principal on the Tranche B Notes in March 2010.

d) Others

In March 2009, Industrial and Commercial Bank of China (“ICBC”) confirmed that it would acquire all accounts receivable from our Kunming Safe City project and cash payment would be made without delay once the project is completed and passes inspection. The Kunming Municipal Government will then make full payment to ICBC in installments over a five-year period. We completed the Kunming Safe City project in March 2009.

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

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2010:

All amounts in millions of U.S. dollars

	Payments due by period
		Less than			More
		1			than 5
	Total	year	1-3 years	3-5 years	years
Debt Obligations	$232.68	$196.25	$36.43	$--	$--
Operating Lease Obligations	1.98	0.85	1.13	--	--
Total	$234.66	$197.10	$37.56	$--	$--

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

Consolidation of Variable Interest Entities – Amended
(Included in ASC 810 “Consolidation”)

Revisions under ASC 810, require an enterprise to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; and eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This ASC guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance was effective for us as of January 1, 2010. The adoption of this guidance had no impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. All of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of June 30, 2010 and December 31, 2009 was $34.38 million and $50.53 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2010 would not have any material impact on our net income before provision for income taxes for the quarter. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar. Except for the U.S. holding company, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase our comprehensive income by $3.32 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2010. As of June 30, 2010, our accumulated other comprehensive income was $30.89 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED)

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

DATED: July 26, 2010
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