Form 10-Q
period 2010-09-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2010-10-26
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

____________________________________________________________________
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

Yes [X]             No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [   ]             No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 22, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	89,290,406

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

ASSETS

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$185,699	$154,483
Accounts receivable, net	388,581	251,604
Inventories, net	90,545	70,141
Prepayments and deposits	4,951	4,706
Advances to suppliers	76,703	39,399
Other receivables, net	35,975	26,692
Deferred tax assets - current portion	2	13
Total current assets	782,456	547,038

Deposits paid for acquisition of subsidiaries, properties and intangible assets	71,978	7,199
Plant and equipment, net	75,367	75,447
Land use rights, net	7,832	7,733
Intangible assets, net	50,226	54,677
Goodwill	79,514	79,511
Deferred financing cost, net	2,320	1,953
TOTAL ASSETS	$1,069,693	$773,558

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

LIABILITIES AND EQUITY

	September 30, 2010	December 31,2009
CURRENT LIABILITIES

Notes payable	$202,168	$57,116
Obligations under product financing arrangements – short term	7,232	5,184
Guaranteed senior unsecured notes payable – short term	36,993	35,701
Accounts and bills payable	82,150	68,817
Accrued expenses	31,440	26,762
Advances from customers	37,958	27,503
Taxes payable	28,111	14,835
Payable for acquisition of businesses, properties and land use rights	3,764	5,105
Deferred income	2,748	1,868
Total current liabilities	432,564	242,891

LONG TERM LIABILITIES
Obligations under product financing arrangements – long term	7,724	6,541
Guaranteed senior unsecured notes payable – long term	6,477	43,988
Net deferred tax liabilities	348	773
Total liabilities	447,113	294,193

EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding

Common stock, $0.0001 par value; 290,000,000 shares authorized 89,290,406 (September 30, 2010) and 67,866,730 (December 31, 2009) shares issued and outstanding	9	7
Additional paid-in capital	368,530	285,025
Retained earnings	214,330	165,982
Statutory surplus reserve fund	804	804
Accumulated other comprehensive income	38,923	27,565

Total equity of the Company	622,596	479,383
Noncontrolling interest	(16)	(18)
Total equity	622,580	479,365
TOTAL LIABILITIES AND EQUITY	$1,069,693	$773,558

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$182,148	$159,820	$470,692	$398,151
Cost of goods sold (including depreciation and amortization for the three and nine months ended September 30, 2010 and 2009 of $243, $745, $259 and $738, respectively)	126,224	124,484	342,429	306,773

Gross profit	55,924	35,336	128,263	91,378
Selling and marketing	2,848	3,102	8,693	8,850
General and administrative (including non-cash employee compensation for the three and nine months ended September 30, 2010 and 2009 of $5,553, $18,934, $4,743 and $13,319, respectively)	14,866	12,071	43,858	36,078
Depreciation and amortization	2,992	2,958	8,977	8,690

Income from operations	35,218	17,205	66,735	37,760
Interest income	132	41	263	127
Gain on modification of convertible notes	--	9,315	-	9,315
Interest expense	(3,755)	(5,175)	(9,114)	(17,792)
Other income, net	311	441	951	1,670

Income before income taxes	31,906	21,827	58,835	31,080
Income taxes	(4,638)	145	(10,485)	(608)

Net income	27,268	21,972	48,350	30,472
Add: Net loss (income) attributable to the noncontrolling interest	1	33	(2)	47

Net income attributable to the Company	27,269	22,005	48,348	30,519
Foreign currency translation gain (loss)	3,199	(1,535)	11,358	(1,643)

Comprehensive income attributable to the
Company	30,468	20,470	59,706	28,876
Comprehensive (loss) income attributable to the noncontrolling interest	(1)	(33)	2	(47)

COMPREHENSIVE INCOME	$30,467	$20,437	$59,708	$28,829

NET INCOME PER SHARE
ATTRIBUTABLE TO THE COMPANY’S
COMMON SHAREHOLDERS
BASIC	$0.33	$0.46	$0.66	$0.65
DILUTED	$0.31	$0.41	$0.62	$0.60
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
BASIC	82,342,000	48,352,000	73,243,000	46,636,000
DILUTED	88,000,000	53,487,000	77,531,000	50,972,000

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Common Stock		The Company’s Shareholders
					Accumulated	Statutory
			Additional		Other	Surplus
		Par	Paid-in	Retained	Comprehensive	Reserve	Noncontrolling	Total
	Shares	Value	Capital	Earnings	Income	Fund	Interest	Equity

BALANCE AT JANUARY 1, 2010	67,866,730	$7	$285,025	$165,982	$27,565	$804	$(18)	$479,365
Common stock issued in public offering, net of offering costs	17,250,000	2	64,571	--	--	--	--	64,573
Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	4,173,676	--	18,934	--	--	--	--	18,934
Foreign currency translation gain	--	--	--	--	11,358	--	--	11,358
Net income for the period	--	--	--	48,348	--	--	2	48,350
BALANCE AT SEPTEMBER 30, 2010	89,290,406	$9	$368,530	$214,330	$38,923	$804	$(16)	$622,580

See the accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,350	$30,472
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	--	1,587
Depreciation and amortization	9,722	9,428
Amortization of consultancy services	--	11
Amortization of deferred financing cost	792	333
Non-cash employee compensation	18,934	13,319
Redemption accretion on convertible notes	--	15,161
Debt discount amortization	2,421	--
Gain on modification of convertible notes	--	(9,315)
Deferred taxes	11	52
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(131,916)	(79,061)
Inventories	(18,993)	22,278
Prepayments and deposits	(150)	948
Advances to suppliers	(36,513)	(12,023)
Other receivables	(8,746)	3,960
(Decrease) increase in:
Accounts and bills payable and accrued expenses	16,088	7,712
Advances from customers	9,902	6,587
Taxes payable	12,978	4,376
Deferred income	843	126
Net cash (used in) provided by operating activities	(76,277)	15,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(2,002)	(3,520)
Additions to intangible assets	(1,394)	(1,932)
Additions to land use rights	--	(174)
Deposits paid for acquisition of subsidiaries, properties and intangible assets	(63,765)	(367)
Payments for business acquisitions	(1,341)	(8,398)
Net cash inflow from acquisition of subsidiaries	--	273
Net cash used in investing activities	(68,502)	(14,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of common stock, net of offering costs	64,573	23,910
Proceeds from borrowings, net of financing costs	212,178	48,299
Repayment of borrowings	(68,274)	(18,939)
Repayment of guaranteed senior unsecured notes payable	(38,640)	--
Proceeds from obligations under product financing arrangements, net of financing costs	6,293	8,362
Repayment of obligations under product financing arrangements	(4,416)	(3,321)
Repayment of convertible notes payables	--	(5,000)
Net cash provided by financing activities	171,714	53,311
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,935	55,144
Effect of exchange rate changes on cash and cash equivalents	4,281	(1,940)
Cash and cash equivalents, beginning of period	154,483	47,779
CASH AND CASH EQUIVALENTS, END OF PERIOD	$185,699	$100,983

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Interest paid	$5,595	$1,347
Income taxes paid	$996	$9,054

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1. BASIS OF PRESENTATION

The accompanying financial statements, as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 2, 2010, as amended on March 10, 2010. Amounts as of December 31, 2009 are derived from these audited consolidated financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, have been made. Due in part to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

At September 30, 2010, the Company has no financial assets or liabilities subject to recurring fair value measurements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Fair Value Measurement - continued

The Company’s financial instruments include cash and cash equivalents, accounts receivable, deposits, other receivables, accounts and bills payable, notes payable, obligations under product financing arrangements, and guaranteed senior unsecured notes payable. Management estimates that the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

(c) Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms in general are from 30 to 330 days, dependent upon the segment. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing trade receivables. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

No trade receivable due from any single individual customer exceeds 10% of total accounts receivable at September 30, 2010 and December 31, 2009.

From time to time, the Company enters into receivable factoring agreements. The Company accounts for such arrangements under ASC 860 “Transfer and Servicing.” These arrangements are without recourse, the receivables are isolated from the Company, the transferee has the right to pledge or exchange the receivables, and the Company does not maintain effective control over the receivables. Therefore, these arrangements satisfy the conditions to be accounted for as a sale and the Company recognizes any gain or loss in earnings. The Company did not enter into any receivable factoring agreements during the nine months ended September 30, 2010.

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

When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. There were no declines in net realizable value of inventory for the three and nine months ended September 30, 2010 and 2009.

As of September 30, 2010 and December 31, 2009, inventories held under product financing arrangements (discussed further in Note 11) were $19,598 and $12,953, respectively.

During the three and nine months ended September 30, 2010 and 2009, inventory purchases from the Company’s top five suppliers constituted approximately 49%, 42%, 37% and 20% of the total inventory purchases, respectively.

(e) Accounting for Software to Be Sold, Leased or Marketed

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Software to be Sold, Leased, or Marketed.” Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized software development costs remain recoverable from future revenue.

As of September 30, 2010 and December 31, 2009, unamortized computer software costs were $5,282 and $4,693, respectively. During the three and nine months ended September 30, 2010 and 2009, $413, $1,076, $418 and $1,130 of amortization expense was charged to income, respectively.

(f) Goodwill

ASC 350-30-50, “Goodwill and Other Intangible Assets”, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in the fourth quarter each year.

Under applicable accounting guidance, the goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Revenue Recognition

Revenues from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, and related interpretations. Revenues are recognized when the following criteria are met:

(i)	Persuasive evidence of an arrangement exists – The Company requires evidence of an agreement with a customer specifying the terms and conditions of the products to be delivered, typically in the form of a signed contract or purchase order;

(ii)	Delivery has occurred – For product sales, delivery generally takes place when title to the product is transferred, which generally takes place when products are shipped to or accepted by the customer, depending on the terms of the contract;

(iii)	The fee is fixed or determinable – Fees are fixed or determinable based on the contract or purchase order terms; and

(iv)	Collection is probable – The Company performs a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. The Company estimates the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue is recognized. As of September 30, 2010 and December 31, 2009, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

The Company derives the bulk of its revenue from the supply and installation of surveillance and safety equipment, and the two deliverables do not meet the separation criteria under ASC 605-25 “Multiple-Element Arrangements”. Revenue from the supply and installation of surveillance and safety equipment are recognized when the installation is completed and the customer acceptance is received. Approximately 1% of contract installation revenue is deferred for the repair work during the one-year warranty period. The Company carefully monitors the warranty work requested by its customers, and has determined that minimal warranty work has historically been requested to be performed. Management believes that this 1% warranty reserve is adequate as of September 30, 2010 and December 31, 2009.

Repairs and maintenance service revenue is recognized when the service is performed.

The Company derives a portion of its revenue from one-year software upgrades. These services are typical post-contract service (“PCS”) arrangements according to ASC 985-605-25 “Revenue Recognition”. Under this guidance, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 amounted to $597, $1,891, $642 and $2,038, respectively.

(i) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three and nine months ended September 30, 2010 and 2009, the Company incurred advertising costs of approximately $1,132, $2,696, $102 and $276, respectively.

(j) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. The retirement benefit expenses for the three and nine months ended September 30, 2010 and 2009 were $391, $975, $283 and $809, respectively and are included in the selling and marketing expenses and general and administrative expenses.

(k) Income taxes

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

(l) Earnings Per Share

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

(l) Earnings Per Share – continued

Unvested restricted shares issued (share-based compensation) under the Equity Incentive Plan are not included in basic weighted average number of shares but are considered to be outstanding as of the grant date for purposes of computing diluted earnings per share even though the shares are subject to vesting requirements.

The calculation of diluted earnings per share also considers the outstanding warrants for the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, warrants were outstanding to acquire 2,514,302 shares of common stock (1,188,515 at September 30, 2009). Warrants which were outstanding to acquire 2,484,296 shares of common stock were not included in the dilutive calculation for the three and nine months ended September 30, 2010 (1,158,509 at September 30, 2009), as the effect would be anti-dilutive, under the if-converted method.

Basic and diluted earnings per share for the three months ended September 30, 2010 and 2009 were calculated as follows:

	2010	2009
Net income attributable to the Company	$27,269	$22,005
Weighted average number of common shares:
Basic	82,342,000	48,352,000
Effect of dilutive securities:
Warrants	3,000	19,000
Employee share-based compensation	5,655,000	5,116,000
Diluted	88,000,000	53,487,000
Earnings per share attributable to the Company
Basic	$0.33	$0.46
Diluted	$0.31	$0.41

Basic and diluted earnings per share for the nine months ended September 30, 2010 and 2009 were calculated as follows:

	2010	2009
Net income attributable to the Company	$48,348	$30,519
Weighted average number of common shares:
Basic	73,243,000	46,636,000
Effect of dilutive securities:
Warrants	7,000	23,000
Employee share-based compensation	4,281,000	4,313,000
Diluted	77,531,000	50,972,000
Earnings per share attributable to the Company
Basic	$0.66	$0.65
Diluted	$0.62	$0.60

(m) New Accounting Standards

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

(m) New Accounting Standards - continued

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

3. ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Accounts receivable	$390,391	$253,610
Less: allowance for doubtful accounts	(1,810)	(2,006)
Accounts receivable, net	$388,581	$251,604

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

4. INVENTORIES

Inventories consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Raw materials	$17,011	$14,292
Work in progress	2,492	2,212
Finished goods	27,751	18,790
Installations in process	45,033	36,371
Total	92,287	71,665
Less: allowance for obsolete inventories	(1,742)	(1,524)
Inventories, net	$90,545	$70,141

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Current portion	$4,951	$4,706
Non-current portion
- Deposits paid for acquisition of subsidiaries	36,951	5,081
- Deposits paid for acquisition of properties and intangible assets	35,027	2,118
	$71,978	$7,199

The deposits paid for acquisition of subsidiaries, properties and intangible assets are refundable. There are no commitments to acquire the subsidiaries, properties and intangible assets.

6. ADVANCE PAYMENTS

The Company has made payments to unrelated suppliers in advance of receiving merchandise. The advance payments are meant to ensure preferential pricing and delivery. The amounts advanced under such arrangements totaled $76,703 and $39,399 as of September 30, 2010 and December 31, 2009, respectively.

7. PLANT AND EQUIPMENT

At September 30, 2010 and December 31, 2009, plant and equipment, at cost, consist of:

	September 30,	December 31,
	2010	2009
Buildings	$63,351	$62,102
Leasehold improvements	3,903	2,763
Plant and equipment	8,512	7,971
Electronic equipment	9,941	9,305
Motor vehicles	5,418	5,343
	91,125	87,484
Less: accumulated depreciation	(15,758)	(12,037)
Plant and equipment, net	$75,367	$75,447

Depreciation expense for the three and nine months ended September 30, 2010 and 2009 was $1,197, $3,585, $1,055 and $3,099, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

8. LAND USE RIGHTS

Land use rights consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Cost of land use rights	$8,698	$8,526
Less: accumulated amortization	(866)	(793)
Land use rights, net	$7,832	$7,733

Amortization expense for the three and nine months ended September 30, 2010 and 2009 was $73, $173, $42 and $128, respectively.

Amortization expense for the next five years and thereafter is as follows:

2010 (for the remaining three months)	$43
2011	172
2012	172
2013	172
2014	172
2015	172
Thereafter	6,929
Total	$7,832

9. INTANGIBLE ASSETS

	September 30, 2010	December 31, 2009
Trademarks (life of 11 to 25 years)	$17,222	$17,222
Exclusive cooperation agreements (life of 20 years)	13,632	13,632
Customer base (life of 5 to 10 years)	10,448	10,448
Patents (life of 10 years)	4,542	4,542
Technical know-how (life of 9 to 10 years)	17,057	17,030
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	10,793	9,268
Surveillance recording system (life of 5 years)	500	500
	75,907	74,355
Less: accumulated amortization	(25,681)	(19,678)
Intangible assets, net	$50,226	$54,677

Amortization expense for the three and nine months ended September 30, 2010 and 2009 was $1,965, $5,964, $2,120 and $6,201, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2010 (for the remaining three months)	$1,995
2011	6,808
2012	6,017
2013	5,484
2014	5,063
2015	3,894
Thereafter	20,965
Total	$50,226

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE

The Company’s notes payable to banks (all current) as of September 30, 2010 and December 31, 2009, totaled $202,168 and $57,116, respectively.

Repayments under the terms of the notes are as follows:

2010 (for the remaining three months)	$44,087
2011	158,081
Total	$202,168

On September 25, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB40,000 (approximately $5,976) with an annual interest rate equal to 4.86%, with interest payable on the 20th of each month. The loan is due in December 2010. The loan is guaranteed by Whitehorse Technology Limited, a company wholly owned by the Company’s CEO.

On August 27, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed $16,000 with an annual interest rate of 1% per annum over the applicable three months London Inter Bank Offered Rate (1.29% at September 30, 2010), with interest payable on the maturity date. Interest payable will be calculated on the basis of the actual number of days elapsed. The loan is due in November 2010. The loan is collateralized by a cash deposit of a subsidiary.

On August 18, 2010, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB40,000 (approximately $5,976) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in August 2011. The loan is guaranteed by the CEO of the Company, two subsidiaries of the Company and is collateralized by the property of a subsidiary.

On August 9, 2010, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27,000 (approximately $4,033) with an annual interest rate equal to 4.86%, with interest payable on the due date of the loan. The loan is due in February 2011. The loan is guaranteed by a subsidiary of the Company.

On July 26, 2010, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $5,976) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by the CEO of the Company, a subsidiary of the Company and Chuang Guan.

On July 21, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB54,600 (approximately $8,157) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by three subsidiaries of the Company and is collateralized by the property of a subsidiary.

On July 15, 2010, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB30,000 (approximately $4,482) with an annual interest rate equal to 5.841%, with interest payable on the 20th of each month. The loan is due in July 2011 and is collateralized by the property of a subsidiary.

On July 1, 2010, the Company entered into a loan agreement with Guangdong Development Bank. The Company borrowed RMB49,600 (approximately $7,410) with an annual interest rate equal to 5.841%, with interest payable on the 20th of each month. The loan is due in June 2011. The loan is guaranteed by the CEO and a subsidiary of the Company.

On June 18, 2010, the Company entered into a loan agreement with Industrial and Commercial Bank of China (Asia) Limited. The Company borrowed $8,000 and $2,000 on July 15, 2010 and August 12, 2010 with an effective interest rate at 3% per annum over the applicable one year London Inter Bank Offered Rate (3.78% at September 30, 2010), with interest payable on the due date of the loan. Interest payable will be calculated on the basis of the actual number of days elapsed and a 360-day year. The loan is due in July 2011. The loan is guaranteed by the CEO of the Company and is collateralized by fixed assets of a subsidiary and the shares of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On May 21, 2010, the Company entered into a loan agreement with China Zheshang Bank. The Company borrowed RMB20,000 (approximately $2,988) with an annual interest rate equal to 110% of the benchmark lending rate (5.346% as of September 30, 2010), with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by the CEO of the Company, and two subsidiaries of the Company.

On May 18, 2010, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $5,976) with an annual interest rate equal to 4.86%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by the CEO of the Company, a subsidiary of the Company and Chuang Guan. The loan was repaid in July 2010.

On April 16, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $11,952) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and is collateralized by the properties and land use rights of a subsidiary.

On April 15, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $11,952) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by the CEO of the Company, and is collateralized by the properties and land use rights of a subsidiary.

On March 31, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,470) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB90,000 (approximately $13,445) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the properties of two subsidiaries of the Company.

On March 24, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB60,000 (approximately $8,964) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the properties of two subsidiaries of the Company.

On March 4, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB31,000 (approximately $4,631) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On March 4, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB39,000 (approximately $5,826) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by the property of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On March 3, 2010, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB50,000 (approximately $7,470) with an annual interest rate equal to 5.58%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and is collateralized by the property of a subsidiary.

On March 2, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB41,000 (approximately $6,125) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On February 26, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB48,000 (approximately $7,171) with an annual interest rate equal to 5.04%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property and land use rights of a subsidiary.

On February 11, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB75,000 (approximately $11,205) with an annual interest rate equal to 5.841%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property and land use rights of a subsidiary.

On February 8, 2010, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27,000 (approximately $4,033) with an annual interest rate equal to 4.86%, with interest payable on the due date of the loan. The loan was due and repaid in August 2010. The loan was guaranteed by a subsidiary of the Company.

On February 3, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB59,000 (approximately $8,814) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB100,000 (approximately $14,940) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in January 2011. The Company repaid RMB 80,000 (approximately $11,952) in June 2010. The loan is guaranteed by the CEO of the Company.

On January 7, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB75,000 (approximately $11,205) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in January 2011. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property and land use rights of a subsidiary.

On December 25, 2009, the Company entered into a loan agreement with Bank of Ningbo. The Company borrowed RMB30,000 (approximately $4,482) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in December 2010. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company.

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. The Company borrowed RMB20,000 (approximately $2,988) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in September 2010 and repaid in January 2010. The loan was guaranteed by the CEO and COO of the Company and a subsidiary of the Company, and was collateralized by the land use right and properties of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. The Company borrowed RMB20,000 (approximately $2,988) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in October 2010 and repaid in January 2010. The loan was guaranteed by the CEO and COO of the Company and a subsidiary of the Company, and was collateralized by the land use right and properties of a subsidiary.

On November 6, 2009, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB50,000 (approximately $7,470) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by the land use rights and property of a subsidiary.

On September 30, 2009, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB20,000 (approximately $2,988) with an annual interest rate equal to 105% of the benchmark lending rate, with interest payable on the 20th of each month. The loan was due in September 2010 and repaid in July 2010. The loan was guaranteed by the CEO of the Company and two subsidiaries of the Company, and was collateralized by the property of a subsidiary.

On August 13, 2009, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB30,000 (approximately $4,482) with an annual interest rate equal to 5.5755%, with interest payable on the 20th of each month. The loan was due in August 2010 and was collateralized by the property of a subsidiary. The loan was repaid in July 2010.

On May 20, 2009, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $5,976) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in May 2010. The loan was guaranteed by the CEO of the Company, a subsidiary of the Company and Chuang Guan.

On April 15, 2009, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $11,952) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in April 2010 and repaid in March 2010. The loan was collateralized by the properties of two subsidiaries.

On April 1, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,470) with an annual interest rate equal to 92% of benchmark lending rate, with interest payable on the 20th of each month. The loan was due in April 2010 and repaid in March 2010. The loan was guaranteed by the CEO of the Company, his wife and subsidiaries of the Company, and was collateralized by the land use rights of a subsidiary.

On February 25, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB60,000 (approximately $8,789) with an annual interest rate equal to 92% of the benchmark lending rate. The loan was due in February 2010 and the interest was payable on the 20th of each month. The loan was guaranteed by the CEO of the Company, his wife and subsidiaries of the Company, and was collateralized by the land use rights of a subsidiary. The Company repaid RMB 10,000 (approximately $1,464) and RMB50,000 (approximately $7,325) in March 2009 and in the first quarter of 2010, respectively.

11. OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

In June 2010, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 8.23% on inventory financings. The Company borrowed RMB50,000 (approximately $7,363). The loans expire in June 2013, and payments of principal and interest are due at the end of each quarter.

In September 2009, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 8.46% on inventory financings. The Company borrowed RMB50,000 (approximately $7,322). The loans expire in September 2012, and payments of principal and interest are due at the end of each quarter.

In February 2009, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10.5% on inventory financings. The Company borrowed RMB 7,114 (approximately $1,041). The loans expire in September 2013, and payments of principal and interest are due at the end of each quarter.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11. OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS (CONTINUED)

In July 2008, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10% on inventory financings. The Company borrowed RMB53,492 (approximately $7,845). The loans expire in July 2011, and payments of principal and interest are due at the end of each quarter.

The Company paid $366, $829, $163, and $527 during the three and nine months ended September 30, 2010 and 2009 of interest expense on the product financing arrangements, respectively.

The following is a summary of the Company’s obligations under product financing arrangements as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Obligations under product financing arrangements	$14,956	$11,725
Less: current portion	(7,232)	(5,184)
Long-term portion	$7,724	$6,541

Estimated repayments are as follows:
2010 (for the remaining three months)	$2,261
2011	7,480
2012	5,204
2013	1,595
Total	16,540
Less: amount representing interest	(1,584)
Net	$14,956

Approximately RMB14,250 (approximately $2,129) and RMB11,373 (approximately $1,665) of other costs directly associated with the product financing agreements were recorded as deferred financing costs in the balance sheet at September 30, 2010 and December 31, 2009, respectively. The Company is amortizing these financing costs over the respective terms of the obligations. The amortization was recorded as interest expense, which was $283, $717, $103 and $306, respectively for the three and nine months ended September 30, 2010 and 2009.

12. DEFERRED INCOME

Deferred income balances as of September 30, 2010 and December 31, 2009, were $2,748 and $1,868, respectively, and represent amounts invoiced but deferred as revenue as an estimated warranty reserve.

13. GUARANTEED SENIOR UNSECURED NOTES PAYABLE

On February 16, 2007, pursuant to a note purchase agreement and indenture with Citadel Equity Fund Ltd. (“Citadel”), the Company issued to Citadel $60,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “February Notes”). The terms of the February Notes indenture was subsequently amended on March 29, 2007 and April 24, 2007. The February Notes financing replaced the existing bridge financing that was closed on February 8, 2007 in which the Company had issued to Citadel $60,000 aggregate principal amount of senior notes. The February Notes bear interest at 1% per annum. The net proceeds from the sales of the February Notes were being used for the Company’s working capital and acquisition plans.

Under the February Notes indenture, the February Notes were convertible by the holders thereof at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $18 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). On February 16, 2009, the conversion price was adjusted to $9 per share. If the February Notes were not converted before maturity, the February Notes were to be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the February Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13. GUARANTEED SENIOR UNSECURED NOTES PAYABLE (CONTINUED)

On April 24, 2007, pursuant to another note purchase agreement with Citadel, the Company issued to Citadel $50,000 aggregate principal amount of guaranteed senior unsecured convertible notes due 2012 (the “April Notes”). The April Notes bear annual interest of 1%. All the net proceeds from the sales of the April Notes were being used for the Company's working capital and acquisition plan.

Under the April Notes indenture, the April Notes were convertible, by the holders thereof, at any time on or prior to maturity, into common stock of the Company initially at the conversion price of $23.60 per share (subject to adjustment in certain circumstances, including semi-annual reset of the conversion price and upon occurrence of certain dilutive events, in each case subject to certain conditions). On February 16, 2009, the conversion price was adjusted to $9 per share. If the April Notes were not converted before maturity, the April Notes were to be redeemed by the Company on the maturity date at a redemption price equal to 100% of the principal amount of the April Notes then outstanding plus an additional amount of 15.0% per annum, calculated on a quarterly compounded basis, plus any accrued and unpaid interest.

The February Notes and April Notes indentures, the notes purchase agreements and certain investor rights agreements between the Company and Citadel entered into in connection with the February Notes and April Notes financings contained various covenants that could have limited the Company's discretion in operating its business. In particular, the Company was limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, if there was a default, or if the Company did not maintain certain financial covenants or did not maintain borrowing availability in excess of certain pre-determined levels, the February Notes and the April Notes could have been accelerated with the balance becoming due and payable immediately and the Company could have been unable to incur additional indebtedness, make restricted payments (including paying cash dividends on capital stock) or redeem or repurchase capital stock.

The Company accreted $3,899 and $14,851 for the three and nine months ended September 30, 2009 of the additional redemption amount related to the February Notes and April Notes, which amount is included in interest expense.

On August 18, 2009, the Company entered into a notes purchase agreement with Citadel under which the parties restructured the February Notes and April Notes into two new tranches of notes, consisting of the Tranche A Zero Coupon Guaranteed Senior Unsecured Convertible Notes (the “Tranche A Notes”) and the Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”), and together with the Tranche A Notes, the “New Notes”). In addition, as an inducement to the restructuring of the February Notes and April Notes, the Company paid to Citadel additional consideration, consisting of $5,000 in cash and 2,902,758 shares of the Company’s common stock. The transaction closed on September 2, 2009.

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

Net carrying amount of the original debt instruments	$158,194
Reacquisition price:
Fair value of the new debt instruments	125,940
Cash consideration	5,000
Value of common stock given	17,939
148,879
Gain	$9,315

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

13. GUARANTEED SENIOR UNSECURED NOTES PAYABLE (CONTINUED)

The Tranche A Notes had a principal amount of $50,000, zero coupon interest, and a fair value of $47,500, resulting in a debt discount of $2,500 and an effective interest rate of 3%. The notes were scheduled to mature on September 2, 2012. The Company was to repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 25%, 25% and 50% of the principal amount to be repaid in the first, second and third year, respectively. The conversion price was $10 per share initially, subject to customary conversion price adjustments, anti-dilution protections and a one-time price reset on March 2, 2011 based on the volume weighted average price of the Company’s shares during the 45 trading days immediately preceding the Reset Date, provided that the conversion price was to be adjusted to no lower than $6.00 per share. On October 22, 2009, the Company entered into a notes purchase agreement with Citadel pursuant to which the Company agreed to repurchase the Tranche A Notes for a total consideration of $47,500. The Company paid $27,000 on October 30, 2009 and $20,500 on November 16, 2009.

As of September 30, 2010, the Company has outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”). The Tranche B Notes have a principal amount of $84,000, zero coupon interest and a fair value of $78,440, resulting in a debt discount of $5,560 and an effective interest rate of approximately 5%. The Tranche B Notes mature on September 2, 2012. The Company is to repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 46%, 46% and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. The Company is entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by the Company’s significant subsidiaries to the extent permitted under the applicable laws. The Company repaid $38,640 of the principal on the Tranche B Notes in the first nine months of 2010.

The Company has recorded $740 and $2,421 of debt discount amortization for the three and nine months ended September 30, 2010 related to the Tranche B Notes, respectively. These amounts were included in interest expense.

Approximately $300 of legal fees and other costs directly associated with the issuance of the Tranche B Notes was recorded as deferred financing costs in the balance sheet at September 30, 2010. The Company is amortizing these financing costs over the term of the Tranche B Notes. The amortization for the three and nine months ended September 30, 2010 was $25 and $75, respectively.

The following is a summary of the guaranteed senior unsecured notes payable as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Total	$43,470	$79,689
Less: current portion	(36,993)	(35,701)
Long-term portion	$6,477	$43,988

Repayments under the terms of the notes are as follows:
2010 (remaining three months)	$--
2011	38,640
2012	6,720
Total	45,360
Less: amount representing unamortized discount	(1,890)
Net	$43,470

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

A summary of the status of the Company’s warrants and the changes during the three months ended September 30, 2010 and 2009 is presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise Prices	Shares	Exercise Prices
Outstanding at July 1	3,528,302	$8.72	174,515	$16.75
Granted	--	--	1,014,000	8.62
Exercised	--	--	--	--
Expired	(1,014,000)	(8.62)	--	--
Outstanding at September 30	2,514,302	$8.76	1,188,515	$9.81
Warrants exercisable at September 30	2,514,302	$8.76	1,188,515	$9.81

A summary of the status of the Company’s warrants and the changes during the nine months ended September 30, 2010 and 2009 is presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise Prices	Shares	Exercise Prices
Outstanding at January 1	3,528,302	$8.72	174,515	$16.75
Granted	--	--	1,014,000	8.62
Exercised	--	--	--	--
Expired	(1,014,000)	(8.62)	--	--
Outstanding at September 30	2,514,302	$8.76	1,188,515	$9.81
Warrants exercisable at September 30	2,514,302	$8.76	1,188,515	$9.81

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

During the three and nine months ended September 30, 2010 and 2009, 3,064,570, 4,320,262, 1,026,500 and 1,951,318 shares of restricted stock were granted, respectively. During the three and nine months ended September 30, 2010 and 2009, 71,332, 146,586, 0 and 30,888 shares of restricted stock were forfeited and retired, respectively. The shares that have been issued under the Plan vest over a four to five-year period, and at issuance, resulted in total deferred compensation of $100,935 and $80,101 as of September 30, 2010 and December 31, 2009, respectively. The fair values of these restricted stock awards are equal to the fair value of the Company’s common stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and nine months ended September 30, 2010 and 2009, the Company recognized $5,553, $18,934, $4,743 and $13,319, respectively, of compensation expense under the Plan. As of September 30, 2010 and December 31, 2009, there was $46,165 and $44,632, respectively, of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four to five-year period. During the three and nine months ended September 30, 2010 and 2009, the Company has not recognized any tax benefits for the compensation expense under the Plan.

The following table summarizes the status of the Company’s nonvested restricted stock awards during the three months ended September 30, 2010 and 2009:

	Nonvested Restricted Stock		Nonvested Restricted Stock
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number of	Date Fair	Number of	Date Fair
	Shares	Values	Shares	Values
Outstanding at July 1	4,574,043	$8.60	4,581,935	$10.46
Granted	3,064,570	4.39	1,026,500	6.05
Vested	(616,659)	(9.01)	(447,226)	(10.61)
Forfeited	(71,332)	(9.10)	--	--
Outstanding at September 30	6,950,622	$6.74	5,161,209	$9.57

The following table summarizes the status of the Company’s nonvested restricted stock awards during the nine months ended September 30, 2010 and 2009:

	Nonvested Restricted Stock		Nonvested Restricted Stock
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number of	Date Fair	Number of	Date Fair
	Shares	Values	Shares	Values
Outstanding at January 1	4,713,983	$9.47	4,415,292	$11.92
Granted	4,320,262	5.20	1,951,318	5.03
Vested	(1,937,037)	(9.59)	(1,174,513)	(11.34)
Forfeited	(146,586)	(10.98)	(30,888)	(11.55)
Outstanding at September 30	6,950,622	$6.74	5,161,209	$9.57

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

(d)	Providing surveillance and safety services: provides a full range of surveillance and safety services, including network alarm response services, surveillance and safety products and solutions’ post-sale, maintenance services, software upgrading services, project integration services, security guard services, surveillance and safety consulting services, and surveillance and safety trustee services (the “Service segment”).

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Effective April 1, 2010, the Company began presenting its service business as a separate segment. The Service segment comprised only 1.5% and 1.3% of revenue and 0.8% and 0.7% of operating income for the three and nine months ended September 30, 2010, respectively. However, because management believes the Service segment will expand substantially in the future, it has made the decision to begin reporting it as a separate segment. Prior to 2010, the service business was negligible.

Selected information in the segment structure is presented in the following tables for the three and nine months ended September 30, 2010 and 2009:

Revenues by segment for the three months ended September 30, 2010 and 2009 are as follows:

Revenues(1)	2010	2009
Installation segment	$144,475	$120,500
Manufacturing segment	25,718	24,520
Distribution segment	9,142	14,800
Service segment	2,813	--
	$182,148	$159,820

Revenues by segment for the nine months ended September 30, 2010 and 2009 are as follows:

Revenues(1)	2010	2009
Installation segment	$366,573	$303,553
Manufacturing segment	63,706	60,322
Distribution segment	34,247	34,276
Service segment	6,166	--
	$470,692	$398,151

(1) Revenues by operating segments exclude intercompany transactions.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16. CONSOLIDATED SEGMENT DATA (CONTINUED)

Income (loss) from operations by segment for the three months ended September 30, 2010 and 2009 is as follows:

Income (loss) from operations:	2010	2009
Installation segment	$44,450	$22,111
Manufacturing segment	869	1,933
Distribution segment	(1,015)	(177)
Service segment	277	--
Corporate and others(1)	(9,363)	(6,662)
Income from operations	35,218	17,205
Corporate interest income	132	41
Corporate gain on modification of convertible notes	--	9,315
Corporate interest expense	(3,755)	(5,175)
Corporate other income	311	441
Income before income taxes	31,906	21,827
Income taxes	(4,638)	145
Net income	$27,268	$21,972

Income (loss) from operations by segment for the nine months ended September 30, 2010 and 2009 is as follows:

Income (loss) from operations:	2010	2009
Installation segment	$96,989	$55,232
Manufacturing segment	7	1,302
Distribution segment	(2,684)	(725)
Service segment	483	--
Corporate and others(1)	(28,060)	(18,049)
Income from operations	66,735	37,760
Corporate interest income	263	127
Corporate gain on modification of convertible notes	--	9,315
Corporate interest expense	(9,114)	(17,792)
Corporate other income	951	1,670
Income before income taxes	58,835	31,080
Income taxes	(10,485)	(608)
Net income	$48,350	$30,472

(1) Includes non-cash employee compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the three months ended September 30, 2010 and 2009 is as follows:

Non-cash employee compensation:	2010	2009
Installation segment	$583	$575
Manufacturing segment	978	912
Distribution segment	387	365
Service segment	12	--
Corporate and others	3,593	2,891
	$5,553	$4,743

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16. CONSOLIDATED SEGMENT DATA (CONTINUED)

Non-cash employee compensation by segment for the nine months ended September 30, 2010 and 2009 is as follows:

Non-cash employee compensation:	2010	2009
Installation segment	$1,736	$1,589
Manufacturing segment	2,882	2,377
Distribution segment	1,135	1,068
Service segment	24	--
Corporate and others	13,157	8,285
	$18,934	$13,319

Depreciation and amortization by segment for the three months ended September 30, 2010 and 2009 are as follows:

Depreciation and amortization:	2010	2009
Installation segment	$1,107	$1,192
Manufacturing segment	1,677	1,524
Distribution segment	232	360
Service segment	7	--
Corporate and others	212	141
	$3,235	$3,217

Depreciation and amortization by segment for the nine months ended September 30, 2010 and 2009 are as follows:

Depreciation and amortization:	2010	2009
Installation segment	$3,287	$3,508
Manufacturing segment	4,853	4,454
Distribution segment	938	1,067
Service segment	20	--
Corporate and others	624	399
	$9,722	$9,428

Total assets by segment as of September 30, 2010 and December 31, 2009 are as follows:

Total assets	September 30,	December 31,
	2010	2009
Installation segment	$645,863	$476,743
Manufacturing segment	191,765	188,978
Distribution segment	38,947	47,458
Service segment	11,222	--
Corporate and others (1)	181,896	60,379
	$1,069,693	$773,558

(1) Includes deposits paid for acquisition of subsidiaries, properties and intangible assets.

Goodwill by segment as of September 30, 2010 and December 31, 2009, is as follows:

Goodwill	September 30,	December 31,
	2010	2009
Installation segment	$11,079	$11,079
Manufacturing segment	56,456	56,456
Distribution segment	11,979	11,976
	$79,514	$79,511

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
  Changes in laws, rules and regulations governing the business community in China in general and the surveillance and safety industry in particular; and
  The risks identified in the “Risk Factors” section included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as amended, and the subsequent SEC filings.

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

The Service Segment comprised only approximately 1.5% and 1.3% of revenue and approximately 0.8% and 0.7% of operating income for the three and nine months ended September 30, 2010, respectively. However, because we believe the Service Segment will expand substantially in the future, we have made the decision to begin showing it as a separate segment. Prior to 2010, the service business was negligible.

Third Quarter Financial Performance Highlights

We experienced strong demand for our products and services and significant growth in our revenues, gross margin and net income in this quarter. Effective on April 1, 2010, we also established a new service segment for the provision of a full range of surveillance and safety services to further expand our one-stop-shop service. The surveillance and safety product market in China continued to expand in the third quarter of 2010 due, in part, to several programs and regulatory drivers initiated by the Chinese government, such as State Ordinance 458 and the Safe City program, which require many public places to install security systems, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars and discotheques. The ongoing installation of these security systems as required by applicable Chinese law is being conducted by the affected constituents. In addition, economic development in China and the general rise in affluence of the population of China continue to contribute to increased demand for surveillance and safety products within various industries and organizations, such as residential real estate, factories and shopping centers.

The following are some financial highlights for the third quarter of 2010:

  Revenues: Revenues increased $22.33 million, or 14.0%, to $182.15 million for the third quarter of 2010, from $159.82 million for the same quarter of last year.
  Gross margin: Gross margin increased to 30.7% for the third quarter of 2010 from 22.1% for the same period in 2009.
  Income from operations: Income from operations increased $18.01 million, or 104.6%, to $35.22 million for the third quarter of 2010, from $17.21 million for the same period last year.
  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 19.3% for the third quarter of 2010, compared to 10.8% during the same period in 2009.
  Net income attributable to the Company: Despite a $6.24 million increase in non-cash expenses as discussed below, net income attributable to the Company increased $5.27 million, or 24.0%, to $27.27 million for the third quarter of 2010, from $22.00 million for the same period of last year.
  Net margin: Net margin (the ratio of net income attributable to the Company to revenues, expressed as a percentage) was 15.0% for the third quarter of 2010, compared to 13.8% for the same period in 2009.
  Fully diluted net income per share: Fully diluted net income per share was $0.31 for the third quarter of 2010, as compared to $0.41 for the same period last year.
  Non-cash expenses: Non-cash expenses were $8.78 million for the three months ended September 30, 2010, representing an increase of $6.24 million, or 245.7% from $2.54 million (including a non-cash gain of $9.32 million on the modification of convertible notes) during the same period last year. Non-cash expenses for the three months ended September 30, 2010 included (i) depreciation and amortization of $3.23 million, and (ii) non-cash employee compensation expense of $5.55 million.

Our net income attributable to the Company for the three months ended September 30, 2010 and 2009 was approximately $27.27 million and $22.00 million, respectively. Our net income attributable to the Company for the nine months ended September 30, 2010 and 2009 was approximately $48.35 million and $30.51 million, respectively. Our net income attributable to the Company was materially impacted by: (i) depreciation and amortization of long-lived assets in the subsidiaries we acquired; (ii) non-cash employee compensation recognized pursuant to Accounting Standard Codification (“ASC”) 718; and (iii) redemption accretion on convertible notes we issued in February and April 2007. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation and redemption accretion on convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes the Company’s non-cash expenses (income) during the three and nine months ended September 30, 2010 and 2009.

(All amounts in millions of U.S. dollars)

	Three Months Ended
	September 30,
Non-cash expenses (income)			Increase/
	2010	2009	(Decrease)
Depreciation and amortization	$2.99	$2.96	0.03
Depreciation and amortization (included in cost of goods sold)	0.24	0.26	(0.02)
Non-cash employee compensation	5.55	4.74	0.81
Redemption accretion on convertible notes	--	3.90	(3.90)
Gain on modification of convertible notes	--	(9.32)	(9.32)
Total	$8.78	$2.54	6.24

	Nine Months Ended
	September 30,
Non-cash expenses (income)			Increase/
	2010	2009	(Decrease)
Depreciation and amortization	$8.98	$8.69	0.29
Depreciation and amortization (included in cost of goods sold)	0.74	0.74	--
Non-cash employee compensation	18.93	13.32	5.61
Redemption accretion on convertible notes	--	14.85	(14.85)
Gain on modification of convertible notes	--	(9.32)	(9.32)
Total	$28.65	$28.28	0.37

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in millions of U.S. dollars and as a percentage of revenues.

(All amounts, other than percentages, in millions of U.S. dollars)

	Three months ended				Nine months ended
	September 30,				September 30,
	2010		2009		2010		2009
Revenues	$182.15	100.0%	$159.82	100.0%	$470.69	100.0%	$398.15	100.0%
Cost of goods sold (including depreciation and amortization for the three and nine months ended September 30, 2010 and 2009 of $0.24, $0.74, $0.26 and $0.74, respectively)	(126.22)	69.3%	(124.48)	77.9%	(342.43)	72.8%	(306.77)	77.0%
Gross profit	55.93	30.7%	35.34	22.1%	128.26	27.2%	91.38	23.0%
Selling and marketing	(2.85)	1.6%	(3.10)	1.9%	(8.69)	1.8%	(8.85)	2.2%
General and administrative	(9.32)	5.1%	(7.33)	4.5%	(24.92)	5.3%	(22.76)	5.7%
Non-cash employee compensation	(5.55)	3.1%	(4.74)	3.0%	(18.93)	4.0%	(13.32)	3.3%
Depreciation and amortization	(2.99)	1.6%	(2.96)	1.9%	(8.98)	1.9%	(8.69)	2.2%
Income from operations	35.22	19.3%	17.21	10.8%	66.74	14.2%	37.76	9.6%
Other income	0.45	0.3%	0.51	0.3%	1.21	0.2%	1.84	0.5%
Gain on modification of convertible notes	--	--	9.32	5.8%	--	--	9.32	2.3%
Interest expense, Cash	(3.76)	2.1%	(1.28)	0.8%	(9.12)	1.9%	(2.95)	0.7%
Redemption accretion on convertible notes	--	--	(3.90)	2.4%	--	--	(14.85)	3.8%
Income before income taxes	31.91	17.5%	21.86	13.7%	58.83	12.5%	31.12	7.9%
Income taxes	(4.64)	2.5%	0.14	0.1%	(10.48)	2.2%	(0.61)	0.2%

Net income attributable to the Company	$27.27	15.0%	$22.00	13.8%	$48.35	10.3%	$30.51	7.7%

Revenues

Our revenues are primarily generated from system installations, manufacturing and distribution of surveillance and safety products and providing surveillance and safety services. We experienced solid growth in revenues during the three and nine months ended September 30, 2010. Revenues increased $22.33 million, or 14.0%, to $182.15 million for the three months ended September 30, 2010 from $159.82 million for the three months ended September 30, 2009. Revenues increased $72.54 million, or 18.2%, to $470.69 million for the nine months ended September 30, 2010 from $398.15 million for the nine months ended September 30, 2009. This increase was mainly attributable to growth in the surveillance and safety market in China, the increased market demand for our products, our increased brand recognition. Our strategic efforts to increase our distribution channels during 2008 and 2009 and adequate working capital from prior fund raising activities with banks also allowed us to successfully take advantage of the growth in market demand in this quarter. Historically, the first quarter has generally been a slow quarter for us due to the Chinese New Year holiday and the fourth quarter has generally been the strongest quarter. Management expects the same trend in 2010 and that revenue growth will remain strong for the remainder of 2010.

The following table shows the revenues recognized in the third quarter of 2010:

(In millions of U.S. dollars)
Revenues from the Installation Segment recognized from installation contracts signed before June 30, 2010	$94.95
Revenues from the Installation Segment recognized from installation contracts signed in the third quarter of 2010	49.53
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed before June 30, 2010	1.81
Revenues from the Manufacturing Segment recognized from manufacturing contracts signed in the third quarter of 2010	23.91
Revenues from the Distribution Segment recognized from distribution contracts signed before June 30, 2010	0.25
Revenues from the Distribution Segment recognized from distribution contracts signed in the third quarter of 2010	8.89
Revenues from the Service Segment recognized from service contracts signed before June 30, 2010	0.53
Revenues from the Service Segment recognized from service contracts signed in the third quarter of 2010	2.28
Total revenues recognized in the third quarter of 2010	$182.15
Revenues deferred	$2.75
Backlog of sales contracts signed before September 30, 2010 (1)	$412.56

(1) We have conservatively not included letters of intent, framework agreements and various other agreements in our backlog numbers as they are subject to final binding agreements to be entered into at later dates.

Our revenues are generated from four business segments: Installation Segment, Manufacturing Segment, Distribution Segment and Service Segment.

The following table shows the different segments comprising our total revenues for the three and nine months ended September 30, 2010 and 2009.

(All amounts, except percentage of revenues, in millions of U.S. dollars)

	Three months ended September 30,
Revenues	2010		2009
Installation Segment	$144.48	79.4%	$120.50	75.4%
Manufacturing Segment	25.72	14.1%	24.52	15.3%
Distribution Segment	9.14	5.0%	14.80	9.3%
Service Segment	2.81	1.5%	--	--
Total	$182.15	100.0%	$159.82	100.0%

	Nine months ended September 30,
Revenues	2010		2009
Installation Segment	$366.57	77.9%	$303.55	76.2%
Manufacturing Segment	63.71	13.5%	60.32	15.2%
Distribution Segment	34.25	7.3%	34.28	8.6%
Service Segment	6.16	1.3%	--	--
Total	$470.69	100.0%	$398.15	100.0%

For the three months ended September 30, 2010 and 2009, our Installation Segment generated revenues of $144.48 million and $120.50 million, which represented 79.4% and 75.4% of our total revenues, respectively. For the nine months ended September 30, 2010 and 2009, our Installation Segment generated revenues of $366.57 million and $303.55 million, which represented 77.9% and 76.2% of our total revenues, respectively. The increase in revenues was mainly due to the following factors: First, demand for surveillance and security products has grown in China, which we attribute in part to the general rise in affluence of population in China. The increased demand within various industries and organizations, such as residential real estate, factories and shopping centers, also contributed to increased demand for surveillance and safety products. Second, the Chinese government initiated several programs and regulatory drivers, such as State Ordinance 458 and the “3111” program, that require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars and discotheques, to install security systems. Third, our strategic efforts to increase our distribution channels during 2008 and 2009 allowed us to successfully take advantage of the growth in market demand in the first nine months of 2010. Fourth, in November 2008, the Chinese government announced an economic stimulus package to invest RMB 4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. Fifth, we have been successful in raising sufficient working capital to facilitate expansion in the China market. Finally, our increased brand recognition also contributed to the growth in revenues.

For the three months ended September 30, 2010 and 2009, our Manufacturing Segment generated revenues of $25.72 million and $24.52 million, representing 14.1% and 15.3% of our total revenues, respectively. For the nine months ended September 30, 2010 and 2009, our Manufacturing Segment generated revenues of $63.71 million and $60.32 million, representing 13.5% and 15.2% of our total revenues, respectively. Management believes that revenues from the installation projects will continue to be the Company’s major revenue source in the next few years.

For the three months ended September 30, 2010 and 2009, our Distribution Segment generated revenues of $9.14 million and $14.80 million, representing 5.0% and 9.3% of our total revenues. For the nine months ended September 30, 2010 and 2009, our Distribution Segment generated revenues of $34.25 million and $34.28 million, representing 7.3% and 8.6% of our total revenue, respectively. Such decrease was mainly due to a decrease of selling prices due to market competition.

During the second quarter of 2010, we established a new segment – our Service Segment which generated revenues of $2.81 million and $6.16 million, representing 1.5% and 1.3% of our total revenues for the three and nine months ended September 2010, respectively.

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

Cost of goods sold

Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the third quarter of 2010 increased by $1.74 million, or 1.4%, to $126.22 million, as compared to $124.48 million for the same period last year. Cost of goods sold for the nine months ended September 30, 2010 increased by $35.66 million, or 11.6%, to $342.43 million, as compared to $306.77 million for the same period last year. The increase was mainly due to the increase of sales volume.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit increased $20.59 million, or 58.3%, to $55.93 million for the three months ended September 30, 2010, from $35.34 million for the same period last year. Gross margin for the three months ended September 30, 2010 was 30.7%, as compared to 22.1% for the same period of 2009. Our gross profit increased $36.88 million, or 40.4%, to $128.26 million for the nine months ended September 30, 2009, from $91.38 million for the same period last year. Gross margin for the nine months ended September 30, 2010 was 27.2%, as compared to 23.0% for the same period of 2009.

The following table shows the different segment components comprising our gross profit margin over the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
Gross Margin	2010	2009	2010	2009
Installation Segment	32.9%	21.6%	29.1%	22.6%
Manufacturing Segment	25.6%	30.3%	26.8%	28.8%
Distribution Segment	10.9%	12.5%	9.8%	15.6%
Service Segment	27.2%	--	21.7%	--
Total	30.7%	22.1%	27.2%	23.0%

The gross margin of the newly established Service Segment was 27.2% and 21.7% for the three months and nine months ended September 30, 2010, respectively. The increase in our gross margin for the Installment Segment was primarily driven by the high margins from larger scale projects resulting primarily from our marketing efforts. The decrease in our gross margin for the Manufacturing Segment was primarily driven by the decrease of selling prices in an effort to maintain market share and expand our customer base. The decrease of gross margin for the Distribution Segment for the three and nine months ended September 30, 2010 was mainly due to the decrease of products’ selling prices.

Selling and marketing expenses

Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs. Our selling and marketing expenses decreased $0.25 million, or 8.1%, to $2.85 million for the three months ended September 30, 2010 from $3.10 million for the same period in 2009. As a percentage of revenues, our selling and marketing expenses decreased to 1.6% for the three months ended September 30, 2010 from 1.9% for the same period in 2009. In the first nine months of fiscal 2010, our selling and marketing expenses decreased $0.16 million, or 1.8% to $8.69 million from $8.85 million. As a percentage of revenues, our selling and marketing expenses decreased to 1.8% for the nine months ended September 30, 2010 from 2.2% for the same period in 2009. The slight percentage decrease was due to cost efficiency.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operations. Our general and administrative expenses increased $1.99 million, or 27.1%, to $9.32 million for the three months ended September 30, 2010 from $7.33 million for the same period in 2009. As a percentage of revenues, general and administrative expenses increased to 5.1% for the three months ended September 30, 2010 from 4.5% for the same period in 2009. The dollar and percentage increase was mainly due to the hiring of additional staff and professional expenses related to consolidating our acquired subsidiaries into the public reporting company. In the first nine months of 2010, our general and administrative expenses increased $2.16 million, or 9.5% to $24.92 million from $22.76 million. As a percentage of revenues, general and administrative expenses decreased to 5.3% for the nine months ended September 30, 2010 from 5.7% for the same periods in 2009. The percentage decrease was mainly due to economy of scale and management’s cost control efforts.

Non-cash employee compensation

Non-cash employee compensation by segment for the three and nine months ended September 30, 2010 and 2009 is as follows:

All amounts, except percentage of non-cash compensation, in millions of U.S. dollars

	Three months ended September 30,
Non-cash employee compensation	2010		2009
Installation Segment	$0.59	10.6%	$0.58	12.2%
Manufacturing Segment	0.98	17.7%	0.91	19.2%
Distribution Segment	0.38	6.8%	0.36	7.6%
Service Segment	0.01	0.1%	--	--
Corporate and others	3.59	64.8%	2.89	61.0%
Total	$5.55	100.0%	$4.74	100.0%

	Nine months ended September 30,
Non-cash employee compensation	2010		2009
Installation Segment	$1.74	9.2%	$1.59	11.9%
Manufacturing Segment	2.89	15.3%	2.38	17.9%
Distribution Segment	1.13	6.0%	1.07	8.0%
Service Segment	0.02	0.1%	--	--
Corporate and others	13.15	69.4%	8.28	62.2%
Total	$18.93	100.0%	$13.32	100.0%

Effective February 7, 2007, our board of directors adopted the 2007 Equity Incentive Plan (the “Plan”) which was subsequently amended in February 2010. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units, and performance shares. A total of 12,000,000 shares of our common stock may be issued under our Plan. The Plan has a 10-year term. During the three and nine months ended September 30, 2010, we granted an aggregate of 3,064,570, and 4,320,262 shares of restricted stock pursuant to the Plan to our employees and consultants, respectively. These shares will vest with respect to each of the employees and consultants over a period of four to five years.

Non-cash employee compensation for the three months ended September 30, 2010 increased to $5.55 million from $4.74 million for the same period in 2009. In the first nine months of fiscal 2010, non-cash employee compensation increased to $18.93 million from $13.32 million, primarily because more shares were granted to employees and consultants under the Plan during the respective period.

Depreciation and amortization

Our depreciation and amortization costs increased $0.01 million, or 0.3%, to $3.23 million (including $0.24 million of depreciation and amortization costs included under cost of goods sold) for the three months ended September 30, 2010 from $3.22 million for the same period in 2009. As a percentage of revenues, depreciation and amortization expenses decreased to 1.8% for the three months ended September 30, 2010 from 2.0% for the same period in 2009. In the first nine months of fiscal 2010, our depreciation and amortization increased $0.29 million, or 3.1%, to $9.72 million (including $0.74 million of depreciation and amortization costs included under cost of goods sold) from $9.43 million for the same period 2009. As a percentage of revenues, depreciation and amortization expenses decreased to 2.1% for the nine months ended September 30, 2010 from 2.4% for the same period in 2009. This dollar increase was primarily due to the increased depreciation and amortization cost of assets resulting from the acquired subsidiaries. Such percentage decrease was primarily due to the increase in incremental revenue in 2010.

Income from operations

Our income from operations increased $18.01 million, or 104.6%, to $35.22 million for the three months ended September 30, 2010 as compared to $17.21 million for the same period in 2009. As a percentage of revenues, income from operations increased to 19.3% for the three months ended September 30, 2010 from 10.8% for the same period in 2009. In the first nine months of fiscal 2010, our income from operations increased $28.98 million, or 76.7%, to $66.74 million as compared to $37.76 million for the same period in 2009. As a percentage of revenues, income from operations increased to 14.2% for the nine months ended September 30, 2010 from 9.6% for the same period in 2009.

The following table shows the different segments comprising our income (loss) from operations for the three and nine months ended September 30, 2010 and 2009.

All amounts, except percentage of income from operations, in millions of U.S. dollars

	Three months ended September 30,
Income (loss) from operations	2010		2009
Installation Segment	$44.45	126.2%	$22.11	128.5%
Manufacturing Segment	0.87	2.5%	1.93	11.2%
Distribution Segment	(1.02)	(2.9%	)	(0.17)	(1.0%	)
Service Segment	0.28	0.8%		--	--
Corporate and others	(9.36)	(26.6%	)	(6.66)	(38.7%	)
Total	$35.22	100.0%		$17.21	100.0%

	Nine months ended September 30,
Income (loss) from operations	2010			2009
Installation Segment	$96.99	145.3%		$55.23	146.3%
Manufacturing Segment	0.01	--		1.30	3.4%
Distribution Segment	(2.69)	(4.0%	)	(0.72)	(1.9%	)
Service Segment	0.49	0.7%		--	--
Corporate and others	(28.06)	(42.0%	)	(18.05)	(47.8%	)
Total	$66.74	100.0%		$37.76	100.0%

Income from operations related to the Installation Segment increased 101.0%, or $22.34 million, to $44.45 million for the three months ended September 30, 2010, compared to $22.11 million for the same period in 2009. In the first nine months of fiscal 2010, income from operations related to the Installation Segment increased 75.6%, or $41.76 million, to $96.99 million, compared to $55.23 million. Such increase was mainly due to higher demand of total one-stop-shop installations from customers. We finished more projects with higher margin in 2010 as compared to the same period in 2009.

Income from operations related to the Manufacturing Segment was $0.87 million for the three months ended September 30, 2010, compared to $1.93 million for the same period in 2009. Income from operations related to the Manufacturing Segment was $0.01 million for the nine months ended September 30, 2010, compared to $1.30 million for the same period in 2009. During the three and nine months ended September 30, 2010, we hired additional staff to meet the anticipated growth of the Manufacturing Segment which, together with the increased non-cash expenses, more than offset the growth in revenues. We expect that the Manufacturing Segment’s margin will increase as we integrate the recently completed acquisitions which will allow us to benefit from economies of scale.

Loss from operations related to the Distribution Segment was $1.02 million for the three months ended September 30, 2010, compared to the operating loss of $0.17 million for the same period in 2009. Loss from operations related to the Distribution Segment was $2.69 million for the nine months ended September 30, 2010, compared to loss from operations of $0.72 million for the same period in 2009. The increase in loss from operations was mainly due to the decrease of gross margin.

Income from operations related to the newly established Service Segment was $0.28 million and $0.49 million for the three and nine months ended September 30, 2010, respectively.

We also provide general corporate services to our segments. Costs attributable to these services are reported as corporate and other expenses. These costs include amortization, depreciation, and non-cash compensation for employees. Loss from operations related to the Corporate and others increased 40.5%, or $2.70 million, to $9.36 million for the three months ended September 30, 2010, compared to $6.66 million for the same period in 2009. Loss from operations related to Corporate and others increased 55.5%, or $10.01 million, to $28.06 million for the nine months ended September 30, 2010, compared to $18.05 million for the same period in 2009. This increase was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company.

Other income

Our other income decreased $0.06 million, or 11.8%, to $0.45 million for the three months ended September 30, 2010 from $0.51 million for the same period in 2009. As a percentage of revenues, other income remained at 0.3% for the three months ended September 30, 2010 as compared to the same period in 2009. Our other income decreased $0.63 million, or 34.2%, to $1.21 million for the nine months ended September 30, 2010 from $1.84 million for the same period in 2009. As a percentage of revenues, other income for the nine months ended September 30, 2010 was 0.2%, as compared to 0.5% for the same period in 2009. The dollar and percentage decrease was mainly due to a subsidy received from the local government in 2009. We did not receive any significant subsidy income in 2010.

Interest expense (excluding redemption accretion on convertible notes)

During the first nine months of 2010, we borrowed funds under 26 short-term loans from banks and 4 product financing arrangements from financial institutions of which had incurred total interest expense of $3.76 million for the three months ended September 30, 2010, as compared to $1.28 million for the same period in 2009. During the first nine months of 2010, we incurred total interest expense of $9.12 million, as compared to $2.95 million for the same period in 2009. We incurred $0.74 million and $2.42 million in interest during the three and nine months ended September 30, 2010 in connection with our outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”), as compared to $0.31 million in interest during both the three and nine months ended September 30, 2009, respectively. We paid $0.28 million and $0.83 million in interest in connection with the guaranteed senior unsecured convertible notes due 2012 (the “Convertible Notes”) during the three and nine months ended September 30, 2009, respectively. The Convertible Notes were retired in 2009. This dollar increase in interest expenses was primarily due to the increase in the outstanding balances of our bank loans.

Redemption accretion on convertible notes

Redemption accretion on the Convertible Notes for the three and nine months ended September 30, 2009 was $3.90 million and $14.85 million, respectively. We raised $110 million from the issuance of Convertible Notes in February and April 2007 which were retired and restructured into two new zero coupon interest notes on September 2, 2009.

Gain on modification of convertible notes

We recognized a gain on modification of convertible notes of $9.32 million due to the restructuring of the Convertible Notes for the three and nine months ended September 30, 2009. We raised $110 million from the issuance of Convertible Notes in February and April 2007 which were retired and restructured into two new zero coupon interest notes on September 2, 2009.

Income before taxes

Our income before taxes increased $10.05 million, or 46.0%, to $31.91 million for the three months ended September 30, 2010 from $21.86 million for the same period in 2009. As a percentage of revenues, income before taxes for the three months ended September 30, 2010 increased to 17.5% from 13.7% for the same period in 2009. Our income before taxes increased $27.71 million, or 89.0%, to $58.83 million for the nine months ended September 30, 2010 from $31.12 million for the same period in 2009. As a percentage of revenues, income before taxes for the nine months ended September 30, 2010 increased to 12.5% from 7.9% for the same period in 2009. Such percentage increase was primarily due to increase of gross margin and decreased redemption accretion on convertible notes as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made, as China Security & Surveillance Technology, Inc. had no United States, taxable income during the three or nine months ended September 30, 2010.

Our wholly-owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the British Virgin Islands, is not subject to income taxes.

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

Our income taxes increased $4.78 million to $4.64 million for the three months ended September 30, 2010 from $0.14 million (due to an income tax refund) for the same period of 2009. Our income taxes increased $9.87 million to $10.48 million for the nine months ended September 30, 2010 from $0.61 million for the same period of 2009. Such increase was primarily because of the increase in tax rate of some subsidiaries. The income tax exemption of some of our major subsidiaries expired as of the beginning of 2010.

Net income attributable to the Company

Net income attributable to the Company increased $5.27 million, or 24.0%, to $27.27 million for the three months ended September 30, 2010 from $22.00 million for the same period in 2009. As a percentage of revenues, net income attributable to the Company increased to 15.0% for the three months ended September 30, 2010 from 13.8% for the same period in 2009. Net income attributable to the Company increased $17.84 million, or 58.5%, to $48.35 million for the nine months ended September 30, 2010 from $30.51 million for the same period in 2009. As a percentage of revenues, net income attributable to the Company increased to 10.3% for the nine months ended September 30, 2010 from 7.7% for the same period in 2009. This dollar and percentage increase was mainly due to increase of gross margin and profit and the decrease of redemption accretion on our Convertible Notes and as discussed above.

Foreign Currency Translation Losses/Gains

Our operating subsidiaries are located in China. The operating subsidiaries purchase all products and render services in China, and receive payment from customers in China using RMB as the functional currency. We do not engage in currency hedging.

We incurred a foreign currency translation gain of $3.20 million for the three months ended September 30, 2010, as compared with the foreign currency translation loss of $1.54 million for the same period in 2009.

We incurred a foreign currency translation gain of $11.36 million for the nine months ended September 30, 2010, as compared with the foreign currency translation loss of $1.64 million for the same period in 2009.

As we have done since China revalued RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar, we implement different exchange rates in translating RMB into U.S. dollars in our financial statements for the three and nine months ended September 30, 2010 and 2009.

For the three months ended September 30, 2010, the exchange rates of 6.69, 6.76 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders' equity, respectively, which results in a $3.20 million foreign currency translation gain in the third quarter of 2010. In the third quarter of 2009, the exchange rates of 6.83, 6.83 and 8.04 were implemented in calculating the assets and liabilities, revenue and expenses, and shareholders’ equity, respectively, which results in $1.54 million foreign currency translation loss in this period.

Liquidity and Capital Resources

General

As of September 30, 2010, we had cash and cash equivalents of $185.70 million. The following table sets forth a summary of our net cash flows for the periods indicated.

CASH FLOW
(All amounts in millions of U.S. dollars)

	Nine Months Ended September 30,
	(unaudited)
	2010	2009
Net cash (used in) provided by operating activities	$(76.27)	$15.95
Net cash used in investing activities	$(68.50)	$(14.12)
Net cash provided by financing activities	$171.71	$53.31
Effect of exchange rate changes on cash	$4.28	$(1.94)
Net cash inflow	$31.22	$53.20

Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2010 totaled $76.27 million as compared to $15.95 million net cash provided by operating activities for the same period of 2009. The increase in net cash used in operating activities in the nine months ended September 30, 2010 was primarily due to increases in accounts receivables and advances to suppliers.

Investing Activities

Our main uses of cash for investing activities during the first nine months of 2010 were acquisitions of plant and equipment and deposits for the acquisition of subsidiaries.

Net cash used in investing activities for the nine months ended September 30, 2010 was $68.50 million, which is an increase of $54.38 million from net cash used in investing activities of $14.12 million in the same period of 2009. This increase was primarily due to deposits made for acquisitions of subsidiaries in the first nine months of 2010.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2010 totaled $171.71 million as compared to net cash provided by financing activities of $53.31 million in the same period of 2009. The net cash provided by financing activities was mainly attributable to proceeds from our public offering, and additional bank loans obtained in the first nine months of 2010. We completed a public offering of 17,250,000 shares of common stock in May 2010 and received net proceeds of approximately $64.57 million.

Loan Facilities

As of September 30, 2010, the amount, maturity date and term of each of our bank loans and product financing arrangements are as follows:

All amounts in millions of U.S. dollars

Lender	Amount	Maturity Date	Duration

Shanghai Pudong Development Bank	$5.98	December 2010	3 months
China Merchants Bank	16.00	November 2010	3 months
Shanghai Pudong Development Bank	5.98	August 2011	1 year
China Everbright Bank	5.98	July 2011	1 year
Industrial and Commercial Bank of China	8.16	July 2011	1 year
China Construction Bank	4.48	July 2011	1 year
Guangdong Development Bank	7.41	June 2011	1 year
Industrial and Commercial Bank of China (Asia)	10.00	July 2011	1 year
China Zheshang Bank	2.99	November 2010	6 months
Shanghai Pudong Development Bank	11.95	April 2011	1 year
Shanghai Pudong Development Bank	11.95	April 2011	1 year
China Merchants Bank	7.47	March 2011	1 year
China Citic Bank	13.45	March 2011	1 year
China Citic Bank	8.96	March 2011	1 year
Industrial and Commercial Bank of China	4.63	March 2011	1 year
Industrial and Commercial Bank of China	5.83	March 2011	1 year
China Construction Bank	7.47	March 2011	1 year
China Merchants Bank	6.13	March 2011	1 year
Bank of China	7.17	November 2010	9 months
Bank of China	11.20	February 2011	1 year
Societe Generale	4.03	February 2011	6 months
China Merchants Bank	8.81	February 2011	1 year
Industrial and Commercial Bank of China	2.99	January 2011	1 year
Bank of China	11.20	January 2011	1 year
Bank of Ningbo	4.48	December 2010	1 year
Industrial and Commercial Bank of China	7.47	November 2010	1 year
A Financial Institution	6.91	June 2013	3 years
A Financial Institution	0.62	September 2013	4 years
A Financial Institution	5.19	September 2012	3 years
A Financial Institution	2.24	July 2011	3 years

Total	$217.13

a) Notes payable

On September 25, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB40 million (approximately $5.98 million) with an annual interest rate equal to 4.86%, with interest payable on the 20th of each month. The loan is due in December 2010. The loan is guaranteed by Whitehorse Technology Limited, a company wholly owned by our CEO.

On August 27, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed $16.00 million with an interest rate at 1% per annum over the applicable three months London Inter Bank Offered Rate (1.29% at September 30, 2010), with interest payable on the due date. Interest payable will be calculated on the basis of the actual number of days elapsed. The loan is due in November 2010. The loan is collateralized by a cash deposit of a subsidiary.

On August 18, 2010, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB40 million (approximately $5.98 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in August 2011. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property of a subsidiary.

On August 9, 2010, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27 million (approximately $4.03 million) with an annual interest rate equal to 4.86%, with interest payable on the due date of the loan. The loan is due in February 2011. The loan is guaranteed by one of our subsidiaries.

On July 26, 2010, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40 million (approximately $5.98 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by our CEO, one of our subsidiaries and Chuang Guan.

On July 21, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB54.60 million (approximately $8.16 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by three of our subsidiaries and is collateralized by the property of a subsidiary.

On July 15, 2010, we entered into a loan agreement with China Construction Bank. We borrowed RMB30 million (approximately $4.48 million) with an annual interest rate equal to 5.841%, with interest payable on the 20th of each month. The loan is due in July 2011 and is collateralized by the property of a subsidiary.

On July 1, 2010, we entered into a loan agreement with Guangdong Development Bank. We borrowed RMB49.60 million (approximately $7.41 million) with an annual interest rate equal to 5.841%, with interest payable on the 20th of each month. The loan is due in June 2011. The loan is guaranteed by our CEO and one of our subsidiaries.

On June 18, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China (Asia) Limited. We borrowed $8.00 million and $2.00 million on July 5, 2010 and August 12, 2010 with an interest rate at 3% per annum over the applicable one year London Inter Bank Offered Rate (3.78% at September 30, 2010), with interest payable on the due date of the loan. Interest payable will be calculated on the basis of the actual number of days elapsed and a 360-day year. The loan is due in July 2011. The loan is guaranteed by our CEO, and is collateralized by fixed assets of a subsidiary and the shares of a subsidiary.

On May 21, 2010, we entered into a loan agreement with China Zheshang Bank. We borrowed RMB20 million (approximately $2.99 million) with an annual interest rate equal to 110% of the benchmark lending rate (5.346% as of September 30, 2010) with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by our CEO, and two of our subsidiaries.

On May 18, 2010, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40 million (approximately $5.98 million) with an annual interest rate equal to 4.86%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by our CEO, one of our subsidiaries and Chuang Guan. The loan was repaid in July 2010.

On April 16, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80 million (approximately $11.95 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by our CEO and one of our subsidiaries, and is collateralized by the properties and land use rights of a subsidiary.

On April 15, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80 million (approximately $11.95 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by our CEO, and is collateralized by the properties and land use rights of a subsidiary.

On March 31, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50 million (approximately $7.47 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB90 million (approximately $13.45 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the properties of two subsidiaries.

On March 24, 2010, we entered into a loan agreement with China Citic Bank. The Company borrowed RMB60 million (approximately $8.96 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the properties of two subsidiaries.

On March 4, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB31 million (approximately $4.63 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by three of our subsidiaries, and is collateralized by the property of a subsidiary.

On March 4, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB39 million (approximately $5.83 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by three of our subsidiaries, and is collateralized by the property of a subsidiary.

On March 3, 2010, we entered into a loan agreement with China Construction Bank. We borrowed RMB50 million (approximately $7.47 million) with an annual interest rate equal to 5.58%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO and one of our subsidiaries, and is collateralized by the property of a subsidiary.

On March 2, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB41 million (approximately $6.13 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On February 26, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB48 million (approximately $7.17 million) with an annual interest rate equal to 5.04%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On February 11, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB75 million (approximately $11.20 million) with an annual interest rate equal to 5.841%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On February 8, 2010, we entered into a loan agreement with Societe Generale. We borrowed RMB27 million (approximately $4.03 million) with an annual interest rate equal to 4.86%, with interest payable on the due date of the loan. The loan was due in August 2010. The loan was guaranteed by one of our subsidiaries. The loan was repaid in August 2010.

On February 3, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB59 million (approximately $8.81 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in February 2011. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On January 26, 2010,we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB100 million (approximately $14.94 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan is due in January 2011. We repaid RMB80 million (approximately $11.95 million) in June 2010. The loan is guaranteed by our CEO.

On January 7, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB75 million (approximately $11.20 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in January 2011. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On December 25, 2009, we entered into a loan agreement with Bank of Ningbo. We borrowed RMB30 million (approximately $4.48 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in December 2010. The loan is guaranteed by our CEO and one of our subsidiaries.

On December 11, 2009, we entered into a loan agreement with Agricultural Bank of China. We borrowed RMB20 million (approximately $2.99 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in September 2010. The loan was guaranteed by our CEO, our COO and one of our subsidiaries, and was collateralized by the land use right and properties of a subsidiary. The loan was repaid in January 2010.

On December 11, 2009, we entered into a loan agreement with Agricultural Bank of China. We borrowed RMB20 million (approximately $2.99 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in October 2010. The loan was guaranteed by our CEO, our COO and one of our subsidiaries, and was collateralized by the land use right and properties of a subsidiary. The loan was repaid in January 2010.

On November 6, 2009, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB50 million (approximately $7.47 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in November 2010. The loan is guaranteed by three subsidiaries, and is collateralized by the land use rights and property of a subsidiary.

On September 30, 2009, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB20 million (approximately $2.99 million) with an annual interest rate equal to 105% of the benchmark lending rate, with interest payable on the 20th of each month. The loan was due in September 2010. The loan was guaranteed by our CEO and two of our subsidiaries, and was collateralized by the property of a subsidiary. The loan was repaid in July 2010.

On August 13, 2009, we entered into a loan agreement with China Construction Bank. We borrowed RMB30 million (approximately $4.48 million) with an annual interest rate equal to 5.5755%, with interest payable on the 20th of each month. The loan was due in August 2010 and was collateralized by the property of a subsidiary. The loan was repaid in July 2010.

On May 20, 2009, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40 million (approximately $5.98 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in May 2010. The loan was guaranteed by our CEO, one of our subsidiaries and Chuang Guan.

On April 15, 2009, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80 million (approximately $11.95 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in April 2010 and repaid in March 2010. The loan was collateralized by the properties of two subsidiaries.

On April 1, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50 million (approximately $7.47 million) with an annual interest rate equal to 92% of benchmark lending rate, with interest payable on the 20th of each month. The loan was due in April 2010 and repaid in March 2010. The loan was guaranteed by our CEO, his wife and our subsidiaries, and was collateralized by the land use rights of a subsidiary.

On February 25, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB60 million (approximately $8.79 million) with an annual interest rate equal to 92% of the benchmark lending rate. The loan was due in February 2010 and the interest was payable on the 20th of each month. The loan was guaranteed by our CEO, his wife and our subsidiaries, and was collateralized by the land use rights of a subsidiary. The Company repaid RMB10 million (approximately $1,464) and RMB50 million (approximately $7.33 million) in March 2009 and in the first quarter of 2010, respectively.

b) Product financing arrangements

In June 2010, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.23% on inventory financings. We borrowed RMB50 million (approximately $7.36 million). The loans expire in June 2013, and payments of principal and interest are due at the end of each quarter.

In September 2009, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.46% on inventory financings. We borrowed RMB50 million (approximately $7.32 million). The loans expire in September 2012, and payments of principal and interest are due at the end of each quarter.

In February 2009, we entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10.5% on inventory financings. We borrowed RMB 7.11 million (approximately $1.04 million). The loans expire in September 2013, and payments of principal and interest are due at the end of each quarter.

In July 2008, we entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10% on inventory financings. We borrowed RMB53.49 million (approximately $7.85 million). The loans expire in July 2011, and payments of principal and interest are due at the end of each quarter.

c) Guaranteed senior unsecured notes payable

As of September 30, 2010, we have outstanding the Tranche B Notes. The Tranche B Notes have a principal amount of $84.00 million, zero coupon interest and a fair value of $78.44 million, resulting in a debt discount of $5.56 million and an effective interest rate of approximately 5%. The Tranche B Notes mature on September 2, 2012. We are to repay the principal amount in six consecutive semi-annual installments, starting March 2, 2010, with 46%, 46%, and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. We will be entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by our significant subsidiaries to the extent permitted under the applicable laws. We repaid $38.64 million of the principal on the Tranche B Notes in the first nine months of 2010.

d) Others

The Kunming Safe City project consisted of two stages - Stage I and Stage II. Stage I was completed in December 2008, and Stage II was completed in March 2009. All receivables totaling RMB123 million ($18 million) related to Stage I were sold to ICBC in March 2009 for RMB113 million ($16.5 million). This amount was fully collected from ICBC in March 2009. Stage II receivables were RMB86 million ($12.6 million), of which RMB11.3 million ($1.7 million) are outstanding as of September 30, 2010. We believe this receivable from the Kunming Municipal Government is fully collectible, and we anticipate collection by the end of 2010.

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

Loan facility liquidity requirements

In the coming twelve months, we have approximately $202.17 million in bank loans that will mature. We believe we will be able to pay all obligations as they become due. As some of our loans become due, we may elect to refinance, rather than repay, the indebtedness. However, there is no assurance that additional financing will become available on terms acceptable to us. We believe that we will have the ability to refinance our indebtedness when and if we elect to do so. While we currently are not in a position to know the terms of such refinancing, we expect to refinance our indebtedness at prevailing market rates and on prevailing market terms. We are exposed to a variety of risks associated with short-term borrowings including adverse fluctuations in fixed interest rates for short-term borrowings and unfavorable increases in variable interest rates, potential inability to service our short term indebtedness through cash flow from operations and the overall reduction of credit in the current economic environment.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities and the credit facilities referred to above, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Our liquidity and working capital may be affected by the substantial amount of our outstanding short-term loans, which represent our primary source of financing in China. Depending on the level of cash used in our operating activities and the level of our indebtedness, (i) it may become more difficult for us to satisfy our existing or future liabilities or obligations, which could in turn result in an event of default on such obligations, (ii) we may have to dedicate a substantial portion of our cash flows from borrowings to our operating activities and to debt service payments, thereby reducing the availability of cash for working capital and capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may become impaired, (iv) our ability to withstand a downturn in our business, the industry in which we operate or the economy generally may be diminished, (v) we may experience limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and (vi) we may find ourselves at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all, which could cause us to default on our debt service obligations and be subject to foreclosure on such loans. Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify.

Obligations under material contracts

Below is a table setting forth our material contractual obligations as of September 30, 2010:

All amounts in millions of U.S. dollars

	Payments due by period
		Less than			More
		1			than 5
	Total	year	1-3 years	3-5 years	years
Debt Obligations	$264.07	$248.68	$15.39	$--	$--
Operating Lease
Obligations	3.12	1.69	1.43	--	--
Total	$267.19	$250.37	$16.82	$--	$--

Critical Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Fair Value Measurement – ASC 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

Our financial instruments include cash and cash equivalents, accounts receivable, deposits, other receivables, accounts and bills payable, notes payable, obligations under product financing arrangements, and guaranteed senior unsecured notes payable. Management estimates that the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

Accounts Receivable – We extend credit to our customers in the normal course of business when considered appropriate. Our credit terms in general are from 30 to 330 days, dependent upon the segment. We perform ongoing credit evaluations and generally do not require collateral. We maintain an allowance for potential credit losses based upon our loss history and its aging analysis. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts each reporting period based on a detailed analysis of our accounts receivable. In the analysis, we primarily consider the age of the customer’s receivable and also consider the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts.

If payment is not made timely, we contact the customer to try to obtain payment. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

From time to time, we enter into receivable factoring agreements. We account for such arrangements under ASC 860 “Transfer and Servicing.” These arrangements are without recourse, the receivables are isolated from us, the transferee has the right to pledge or exchange the receivables, and we do not maintain effective control over the receivables. Therefore, these arrangements satisfy the conditions to be accounted for as a sale and we recognize any gain or loss in earnings.

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

Goodwill – Goodwill represents the excess of the purchase price over the net fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC 350-30-50, “Goodwill and Other Intangible Assets”, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter each year.

Under applicable accounting guidance, the goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill, and such adjustments are not reflected in the consolidated balance sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

Revenue Recognition - Revenues from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, and related interpretations. Revenues are recognized when the following criteria are met:

(i)	Persuasive evidence of an arrangement exists – We require evidence of an agreement with a customer specifying the terms and conditions of the products to be delivered, typically in the form of a signed contract or purchase order;

(ii)	Delivery has occurred – For product sales, delivery generally takes place when title to the product is transferred, which generally takes place when products are shipped to or accepted by the customer, depending on the terms of the contract;

(iii)	The fee is fixed or determinable – Fees are fixed or determinable based on the contract or purchase order terms; and

(iv)	Collection is probable – We perform a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

The sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue is recognized.

We derive the bulk of our revenue from the supply and installation of surveillance and safety equipment, and the two deliverables do not meet the separation criteria under ASC 605-25 “Multiple-Element Arrangements”. Revenue from the supply and installation of surveillance and safety equipment are recognized when the installation is completed and the customer acceptance is received. Approximately 1% of contract installation revenue is deferred for the repair work during the one-year warranty period. We carefully monitor the warranty work requested by our customers, and have determined that minimal warranty work has historically been requested to be performed.

Repairs and maintenance service revenue is recognized when the service is performed.

We derive a portion of our revenue from one-year software upgrades. These services are typical post-contract service (“PCS”) arrangements according to ASC 985-605-25 “Revenue Recognition”. Under this guidance, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

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

Income taxes - We account for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

We do not have any material unrecognized tax benefits.

We file income tax returns with the relevant government authorities in the U.S. and the PRC. We were not subject to U.S. federal tax examinations for years before 2006. We do not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment.

Earnings Per Share - ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

For additional Critical Accounting Policies, please see Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for a discussion of the Company’s critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company deposits surplus funds with Chinese banks earning daily interest. The Company does not invest in any instruments for trading purposes. All of the Company’s outstanding debt instruments carry fixed rates of interest. The Company’s operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of September 30, 2010 and December 31, 2009 was $14.20 million and $50.53 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at September 30, 2010 would not have any material impact on our net income before provision for income taxes for the quarter. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar. Except for the U.S. holding company, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase our comprehensive income by $0.57 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2010. As of September 30, 2010, our accumulated other comprehensive income was $38.92 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATED: October 26, 2010

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