Form 10-K
period 2010-12-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2011-02-28
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

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

Yes [   ]  No [X]

At June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, there were 86,297,168 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the New York Stock Exchange) was approximately $81 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 89,722,023 shares of common stock outstanding as of February 24, 2011.

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

  “Allied Rich” are to Allied Rich Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “Chain Star” are to Chain Star Investments Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “Cheng Feng” are to Shanghai Cheng Feng Digital Technology Co. Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “Chuang Guan” are to Shenzhen Chuang Guan Intelligence Network Technology Co., Ltd., a corporation incorporated in the People’s Republic of China;

  “Coson” are to Shenzhen Coson Electronic Co. Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “CSSD” are to China Security & Surveillance Distribution (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly-owned subsidiary of the Company;

  “CSSM” are to China Security & Surveillance Manufacturing (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly-owned subsidiary of the Company;

  “CSSS” are to China Security & Surveillance Services (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly-owned subsidiary of the Company;

  “CSST HK” are to China Security & Surveillance Technology (HK) Ltd., a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “CSST PRC” are to China Security & Surveillance Technology (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly-owned subsidiary of the Company;

  “DIT” are to DIT Industry(H.K.) Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “DM” are to Beijing DM Security & Technology Co., Ltd., a corporation incorporated in the People’s Republic of China;

  “Golden” are to Golden Group Corporation (Shenzhen) Limited, a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “Guanling” are to Beijing Aurine Divine Land Technology Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “HiEasy” are to HiEasy Electronic Technology Development Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “Hongtianzhi” are to Shenzhen Hongtianzhi Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “Huge Long” are to Huge Long Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “Jin Lin” are to Shenzhen Jin Lin Technology Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “Kit Grant” are to Kit Grant Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “Link Billion” are to Link Billion Investment Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “Long Top” are to Long Top Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “Longhorn” are to Shenzhen Longhorn Security Technology Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “Minking” are to Changzhou Minking Electronics Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “Multiwin” are to Multiwin International Holdings Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “Ocean Pacific” are to Ocean Pacific Technology Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “Safetech” are to China Safetech Holdings Limited, a British Virgin Islands corporation and a direct, wholly-owned subsidiary of the Company;

  “Sharp Eagle” are to Sharp Eagle (HK) Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “Sincere On” are to Sincere On Limited, a Hong Kong corporation and an indirect, wholly-owned subsidiary of the Company;

  “Stonesonic” are to Guangdong Stonesonic Digital Technique Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “Tsingvision” are to Hangzhou Tsingvision Intelligence System Co., Ltd., a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “WDH” are to Shenzhen Wandaiheng Industry Limited, a corporation incorporated in the People’s Republic of China and an indirect, wholly-owned subsidiary of the Company;

  “BVI” are to the British Virgin Islands;

  “PRC” and “China” are to the People’s Republic of China;

  “Renminbi” and “RMB” refer to the legal currency of China;

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

  “Securities Act” are to the Securities Act of 1933, as amended.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

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

  General economic and business conditions in China and in the local economies in which we regularly conduct business, which can affect demand for our products and services;

  Changes in laws, rules and regulations governing the business community in China in general and the surveillance and safety industry in particular; and

  The risks identified in Item 1A. “Risk Factors” included herein.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We assume no obligation and does not intend to update these forward-looking statements, except as required by law.

PART I

ITEM 1. BUSINESS

Overview of Our Business

We are primarily engaged, through our indirect Chinese subsidiaries, in the manufacturing, distributing, installing and servicing of surveillance and safety products, systems and services, and developing surveillance and safety related software primarily for governmental entities and their affiliates, non-profit organizations, and commercial entities in China. Our customers are primarily comprised of: (1) governmental entities and their affiliates, such as municipalities, cities, provinces, customs agencies, courts, public security bureaus, and prisons; (2) non-profit organizations, including schools, museums, sports arenas, and libraries; and (3) commercial entities, such as airports, hotels, real estate, banks, mines, railways, supermarkets, and entertainment venues.

A majority of our revenues are derived from the provision of surveillance and safety packaged solutions, including manufacturing, installation and after-sale service maintenance of surveillance and safety systems. Because the majority of our revenues are derived from installations, they are generally non-recurring with existing customers. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solutions are typically included for the first year following installation. Our customers may separately purchase maintenance services after the first year.

Our sales network covers most of China’s populated areas, and we do not rely on any particular region for revenues. Our subsidiaries collectively have more than 150 branch offices and distribution points.

We have experienced strong growth over the past several years. Our revenues increased from $427.35 million in fiscal year 2008 to $684.70 million in fiscal year 2010, representing a compounded annual growth rate of approximately 26.5%. We strive to provide customer-driven, one-stop services to our customers and actively pursue acquisition prospects and other strategic opportunities.

Our Corporate History and Corporate Structure

We were originally incorporated in the BVI on April 8, 2002 under the name “Apex Wealth Enterprises Limited.” Prior to our reverse acquisition of Safetech in September 2005, our business strategy and ownership changed several times. In September 2005, we acquired all of the capital stock of Safetech in exchange for shares of our capital stock. This share exchange transaction resulted in a change of our ownership control. As a result of the Safetech acquisition and series of subsequent acquisitions of PRC surveillance and safety companies, our business became the business of our indirect, wholly-owned Chinese subsidiaries. In November 2006, we changed our domicile from the BVI to Delaware by merging into a newly incorporated Delaware corporation, China Security & Surveillance Technology, Inc. We are currently headquartered in Shenzhen, China.

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure as of December 31, 2010:

*by way of Declaration of Trust

Segment Information

In fiscal year 2010, we set up a new service segment for provision of a full range of surveillance and safety services and realigned our management and segment reporting structure effective on April 1, 2010. We now report our financial and operating information in the following four reportable segments:

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

  The Distribution Segment provides distribution and sales of surveillance and safety products and services, including intrusion security, access control and video management systems (the “Distribution Segment”); and

  The Service Segment provides a full range of surveillance and safety services, including network alarm response services, surveillance and safety products and solutions’ post-sale, maintenance services, and surveillance and safety trustee services (the “Service Segment”).

We also added a software segment in 2009 which provides development and sales of surveillance and safety software and systems (the “Software Segment”). The Software Segment is currently in the development stage, and the assets and operating results of the Software Segment were not significant in 2009 and 2010. Therefore, for financial reporting purposes, it is accounted for within the Installation Segment. With these five segments, we are able to provide one-stop service to our customers, including not only products, but also services, installations, maintenance, software, system upgrading and other related solutions, which we believe many of our competitors cannot match.

For financial information relating to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Consolidated Financial Statements appearing elsewhere in this annual report. For a discussion of the risks attendant to our foreign operations, please see “Item 1A – Risk Factors.”

Installation Segment

Our Installation Segment performs installations of surveillance and safety products and systems for customer projects. It also provides project design, material supply, engineering, and operating maintenance services. The Installation Segment offers a variety of services over its six divisions, including the Safe City Projects (see discussion of the “Safe City” Project below), Conventional Projects, Total Solutions, Home Security, Community Security and Research and Development for both government and corporate customers. Our Installation Segment has been providing these services in China for about 10 years and has successfully completed an estimated 90 projects in various scales in 2010.

In 2004, the Chinese government promulgated the “Safe City” (or “Plan 3111”) initiative, which requires about 660 cities throughout China to install and operate street surveillance, and we are a government-recommended Safe City vendor.

Our Installation Segment consists of two operating subsidiaries: CSST PRC and Golden. In 2010, CSST PRC and Golden together accounted for approximately 77.1% of our revenues from the supply and installation of surveillance and safety systems for various projects involving railways, schools, banks, highways, commercial buildings, and public security and government entities, among others.

Our Installation Segment is devoted to constructing Safe City projects as well as many other surveillance and safety projects in China. Our one-stop technical support and service system including project design, material supply, engineering and operating maintenance offers an all encompassing solution.

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

In 2010, we derived approximately 13.4% of our revenues from sales of manufactured products, excluding products sold in connection with the installation projects described above.

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

  DIT. DIT focuses on consumer safety system integration and export and positions itself as a “one-stop source” surveillance and safety vendor. Its products and services cover consumer security systems and professional surveillance and safety solutions. DIT targets overseas markets. In 2010, all of DIT’s products were sold to overseas markets, including the United States and Europe.

  Coson. Coson is an intelligent access control solution provider and provides control access solutions to a diverse group of clients that include government buildings, banks, post offices, universities, and large residential properties in China.

Distribution Segment

Our Distribution Segment is responsible for distribution and marketing of surveillance and safety products and solutions. Our Distribution Segment has established distribution offices nationwide. Our Distribution Segment’s sales network covers most of China’s populated areas and does not rely on any particular region for our business. The Distribution Segment sells surveillance and safety products, including intrusion security, access control, DVR, CCTV, and video management systems to our customers. Our Distribution Segment acts as the distributor for our own brands as well as other international brands and Chinese brands. In 2010, we derived approximately 8.0% of our revenues from our Distribution Segment.

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

Our Distribution Segment is not only a “one-stop shop” for our own products but also a sales platform for many other Chinese and international brands in the Chinese surveillance and safety market.

Service Segment

Our Service Segment was established in 2009 and began reporting as a reportable segment on April 1, 2010. Our Service Segment offers a full range of surveillance and safety services, including network alarm response services, safety and surveillance products and solutions’ post-sale, maintenance services, software upgrading services, project integration services, security guard services, safety and surveillance consulting services, and safety and surveillance trustee services.

Currently, CSSS is our only subsidiary operating in the Service Segment. In 2010, we derived approximately 1.5% of our revenues from our Service Segment. We plan to develop CSSS into a major surveillance and safety customer services center for the industry.

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

Currently, our Software Segment is in the developmental stage and operations have not been significant. We plan to develop this segment into a significant part of our business by continuing to develop new technologies and software products.

Our Products

We manufacture the key components of surveillance and safety products, and typically rely on third-party electronic assembling companies to assemble the final products utilizing our technology. All of our final products are fully branded and developed independently. Our Manufacturing Segment manufactures most of our hardware products, and our software is mainly produced by Tsingvision, one of the subsidiaries in our Software Segment. Our main products include standalone DVRs, embedded DVRs, mobile DVRs, digital cameras, intelligent control system software platforms, perimeter security alarm systems, monitors, and auxiliary apparatuses.

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

  Digital Cameras

Digital cameras can be easily installed in most locations on a customer’s site. The range of cameras that we produce and sell includes high-speed dome cameras, which can view 360 degrees, pan, zoom, and tilt, all at high speed, color Charge Coupled Device (CCD) cameras, indoor color CCD dome cameras, color/black and white CCD flying saucer cameras, infrared CCD multi-function cameras, mini-digital signal processing cameras, indoor stand-alone sphere CCD cameras, and network high-speed sphere CCD cameras.

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

  Intelligent Control System Software Platforms

Our intelligent control system software platforms are used for the management and integration of security equipment and IP-based network security management software. We have the following two platform types: CF-SRP (an intelligent integrated security management system) and CF-SNP (an integrated network security platform management system). We plan to continue strengthening our software development platform with a more organic combination of hardware and software to achieve greater success when bidding for Safe City projects.

  Perimeter Security Alarm Systems

Our perimeter security alarm system is a motion sensor which concentrates on protecting all accessible entry points and prevents intrusion at home. The alarm system is highly resistant to interference and influence by environmental effects and the surrounding magnetic field.

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

None of these products sold accounted for more than 10% of our revenues in 2010, 2009 and 2008.

Raw Materials and Our Principal Suppliers

We use manufactured electronic components in our products. The main components of our products include camcorders, monitors, frames, decoders, lenses and outdoor hoods.

Shenzhen is one of the biggest and most concentrated bases for electronic products in China. As a result, there are numerous suppliers and vendors of the components that are needed for our products. Because of the high level of competition among the suppliers, the prices of our principal components are relatively stable, and we are able to purchase these raw materials at what we believe to be reasonable prices. We have entered into written contracts with several major suppliers and vendors.

The main suppliers to our subsidiaries are: Zhongjie Communication Co. Ltd., Shenzhen Tianxu Trade Co. Ltd., Panasonic Corporation of China, Heshan Yingchuang Trade Co. Ltd., Golden Supreme International Co. Ltd., Shenzhen Apon Technology, D-Link (Shanghai) Limited Corp., China Construction First Building (Group) Co. Ltd., Jiangsu Zhongtian Municipal Engineering Co. Ltd., and Zhenjiang Ruisen Real Estate Co. Ltd. None of our suppliers accounted for more than 10% of the total purchases in 2010, 2009 and 2008.

Our Distribution, Marketing, Customers and Customer Programs

Our customers are primarily located in China and consist of: (1) governmental entities and their affiliates, such as cities, municipalities, provinces, customs agencies, courts, public security bureaus, and prisons; (2) non-profit organizations, including schools, museums, sports arenas, and libraries; and (3) commercial entities, such as airports, hotels, real estate, banks, mines, railways, supermarkets, and entertainment venues. Because a large percentage of our revenues are derived from the installation of surveillance and safety systems which are generally non-recurring with existing customers, we do not rely on one single or a small group of customers. Only one individual customer accounted for approximately 13.1% of our total revenue in 2010, there was no other individual customer accounted for more than 10% of our total revenue in 2010. We generally do not generate significant revenues from any existing customer after the installation project is completed unless that customer has additional installation sites for which our services might be required.

We have developed a multi-tiered marketing plan, allowing us to effectively market products and services to our customers. We sell most of our products and services through our own distribution network. Our distribution and sales networks cover most of China’s populated areas, and we do not rely on any particular region for our business. Our subsidiaries collectively have more than 150 branch offices and distribution points.

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

We have also been marketing and promoting our products and services through the following means:

  participating in various industrial shows;

  advertising in industrial magazines and periodicals to introduce and promote our products and services and to strengthen our brand;

  publishing our own magazine, which is distributed to our suppliers and sales agents so that they can better understand our Company and strengthen their confidence in us; and

  utilizing the internet to promote our products and services, such as the public safety network and Chinese Security Association network.

Competition

There are many companies in China engaged in the business of manufacturing surveillance and safety products and designing and installing surveillance and safety systems. The surveillance and safety industry in China is still nascent, and no company has obtained the dominating position. In addition, it is difficult in the surveillance and safety industry for very large companies to reap benefits from their size, because most surveillance and safety projects require the product to be specially tailored to meet customers’ individual requirements.

In the surveillance and safety industry, competition is based on price, product quality, ability to distribute products, and ability to provide after-sales service. Competition is also based on a company’s ability to perform installations timely and successfully, the resources, capabilities and experience of the contractor, the regulatory licenses and approvals that the contractor holds, as well as other qualitative factors.

We believe China Network Communication Corporation and China Telecommunications Corporation are the two major competitors with respect to our Installation Segment. We believe our major competitors in China with respect to our Manufacturing Segment are Samsung (Tianjin) Electronics Co., Ltd., Shenzhen Skyworth Qunxin Security Technology Co., Ltd., SAE Electronic Co., Ltd., and Hangzhou Hikvision Digital Technology Co., Ltd. We believe Zhejiang Dahua Technology Co., Ltd., a China-based surveillance equipment provider, is the major competitor of our Distribution Segment. Harbin Synjones Electronic Co., Ltd., and Shenzhen SED Electronic Equipment Co., Ltd. are believed to be the major competitors of our Software Segment. Our newly established Service Segment’s major competitors in China are believed to be Secom (China) Co., Ltd. and ADT Services AG.

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

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property. As of December 31, 2010, we held approximately 150 patents and had approximately 63 patent applications pending.

As of December 31, 2010, we held approximately 39 trademarks and had approximately 31 trademark applications pending.

We protect our trade secrets through confidentiality provisions of the employment contracts we enter into with our employees. In addition, our engineers are generally divided into different project groups, each of which generally handles only a portion of the project. As a result, no one engineer generally has access to the entire design process and documentation for a particular product.

We cannot give any assurance that the protection afforded for our intellectual property will be adequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. We may also be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. See Item 1A, “Risk Factors – Risks Related to our Business – Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.”

Employees

We have approximately 3,500 full-time employees. Approximately 400 of them are administrative and accounting staff, approximately 330 of them are research and development staff and approximately 610 of them are engineers and sales staff.

Approximately 1,160 employees are located in Shenzhen, and the rest of our employees are located in various branches throughout China. Approximately 58% of our employees have bachelor degrees, and most of these college graduates majored in computer science.

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

Backlog

As of December 31, 2010, 2009 and 2008, we had a backlog of unfilled orders for our safety and surveillance project, products and services of $325.50 million, $192.85 million and $88.54 million, respectively. In the opinion of management, the amount of backlog is not indicative of trends in our business.

Research and Development

Currently, we have approximately 330 employees devoted to our research and development efforts, which are aimed at finding new varieties of products, improving existing products and services, improving overall product and service quality, and reducing production costs. We have established three research and development centers located in Shenzhen, Wuhan and Hangzhou, respectively. We incurred approximately $2.68 million, $2.86 million and $1.89 million in research and development expense during 2010, 2009 and 2008, respectively.

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

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year, and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese New Year holiday.

Available Information

Our internet website is www.csst.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to our Secretary, China Security & Surveillance Technology, Inc., 13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, People's Republic of China, 518034. The information posted on our web site is not part of this or any other report we file with or furnish with the SEC. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be accessed at the SEC’s internet website: www.sec.gov .

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Due to the nature of our business, we do not have significant amounts of recurring revenues from our existing customers, and we are highly dependent on new business development.

Most of our revenues are derived from the installation of surveillance and safety systems which are generally non-recurring. Our customers are primarily governmental entities and their affiliates such as cities, municipalities and provinces, non-profit organizations and commercial entities, such as airports, customs agencies, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment enterprises. We manufacture and install surveillance and safety systems for these customers and generate revenues from the sale of these systems to our customers and, to a lesser extent, from maintenance of these systems for our customers. After we have manufactured and installed a system at any particular customer site, we have generated the majority of revenues from that particular customer. We do not expect to generate significant revenues from any existing customer in future years unless that customer has additional installation sites for which our services might be required. Therefore, in order to maintain a level of revenues each year that is at or in excess of the level of revenues we generated in prior years, we must identify and be retained by new customers. If our business development, marketing and sales techniques do not result in an equal or greater number of projects of at least comparable size and value for us in a given year compared to the prior year, then we may be unable to increase our revenues and earnings or even sustain current levels in the future.

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

Our products and services often are subject to testing, inspection and approval and failure to obtain any such approval or delays in obtaining such approvals can affect our ability to receive payments due to us.

We frequently install surveillance and safety systems, supply products and services pursuant to agreements with general contractors or government agencies. The successful completion of our obligations under these contracts is often subject to satisfactory testing, inspection and approval of such products and services. No assurance can be given that the necessary approval of our products and services will be granted on a timely basis or at all, and that we will receive any payments due to us. In some cases, we may be dependent on others to complete these projects which may also delay payments to us. Any failure to obtain these approvals and payments may have a material adverse effect on our business, our cash flow and future financial performance.

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

Historically, our principal sources of funds have been cash flows from operations and borrowings from banks and other institutions. In the past, we have also funded our capital expenditures and other financing needs through public and private equity offerings. Our working capital requirements will continue to increase as we get more sizable installation projects. If we were to expand our operations at a rate exceeding operating cash flow or if current demand or pricing of our products and services were to decrease substantially, additional financing could be required. If we were not able to obtain such financing or renew our existing bank loans when needed, our failure could have a negative impact on our ability to grow and maintain our competitive advantage.

In addition, our operating and financial performance may generate less cash and could result in our failing to comply with our credit agreement covenants. We were in compliance with these covenants in fiscal year 2010 and expect to be in compliance with these covenants during fiscal year 2011. However, our ability to remain in compliance in the future will depend on our future financial performance and may be affected by events beyond our control. There can be no assurance that we will generate sufficient earnings and cash flow to remain in material compliance with the credit agreement, or that we will be able to obtain future amendments to the credit agreement to avoid a default. In the event of a default, there can be no assurance that we could negotiate a new credit agreement or that we could obtain a new credit agreement with satisfactory terms and conditions within a reasonable time period.

We sometimes extend credit to our customers. Failure to collect the trade receivables or untimely collection of them could affect our liquidity.

We extend credit to some of our customers while generally requiring no collateral. As we get more and more sizable installation projects, we have frequently utilized the build-and-transfer model where all or a large portion of the contract price will generally not be paid until after the customers’ satisfactory testing, inspection and approval of the projects or the stages of the projects. We also typically grant longer payment terms to customers, such as governmental entities, on large-scale, long-term projects. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our receivables. However, if we encounter future problems collecting amounts due from our customers or if we experience delays in the collection of amounts due from our customers, our liquidity and results of operation could be negatively affected.

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

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms. We have grown significantly through a series of acquisitions since our reverse acquisition of Golden and have entered into non-binding letters of intent to acquire several other companies. Over time, we may acquire or make investments in other providers of products that complement our business and other companies in the security industry. The successful integration of these companies and any other acquired businesses require us to:

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

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $427.35 million in 2008, to $580.87 million in 2009 and to $684.70 million in 2010. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

We have limited insurance coverage in China, and any business disruption or litigation we experience may result in our incurring substantial costs and the diversion of resources.

Insurance companies in China offer limited business insurance products and do not, to our knowledge, offer business liability insurance. While business disruption insurance is available to a limited extent in China, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, except for fire insurance and our liability insurance for directors and officers, we do not have any business liability, disruption or litigation insurance coverage for our operations in China. Any business disruption or litigation may result in our incurring substantial costs and the diversion of resources.

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

RISKS RELATED TO OUR HIGH YIELD NOTES AND TERM LOAN FACILITY AGREEMENT

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions and our failure to comply with any of the debt covenants could have a material adverse effect on our business, financial condition and results of operations.

The agreements governing our outstanding debt, including the indenture governing the $84 million Tranche B Zero Coupon Guaranteed Senior Unsecured Notes issued in 2009,the $50 million term loan facility agreement with China Development Bank Corporation Hong Kong Branch (“CDB”) dated October 28, 2010 (the “CDB Term Loan Facility Agreement”), contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to, among other things, merge, consolidate or transfer substantially all of our assets, issue stock of subsidiaries, incur additional debt and create liens on our assets to secure debt. If there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) or redeem or repurchase our capital stock.

These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under the agreements governing our outstanding debt.

These agreements and their corresponding debt could have significant consequences to investors. For example, they could:

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

Our level of indebtedness may make it more difficult for us to fulfill all of our debt obligations and may reduce the amount of cash available for maintaining and growing our operations, which could have an adverse effect on our revenues.

Our total debt under existing loans as of December 31, 2010 was approximately $256.90 million, of which approximately $196.33 million are short-term loans. While we expect to renew our short-term loans when they become due, our inability to renew these loans upon maturity may cause us working capital constraints. This substantial indebtedness could also impair our financial condition and our ability to fulfill all of our debt obligations, especially during a downturn in our business, in the industry in which we operate or in the general economy. Our indebtedness and the incurrence of any new indebtedness could (i) make it more difficult for us to satisfy our existing obligations, which could in turn result in an event of default on such obligations, (ii) require us to seek other sources of capital to finance cash used in operating activities, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, (iii) impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; (iv) diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally, (v) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, or (vi) place us at a competitive disadvantage compared to competitors that have proportionately less debt. If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets.

We may be unable to obtain financing or sell assets on satisfactory terms, or at all, which could cause us to default on our debt service obligations and be subject to foreclosure on such loans. Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify.

A covenant in our CDB Term Loan Facility Agreement may cause the facility be cancelled, though at such time we may not possess sufficient liquidity to satisfy such obligations.

Pursuant to the CDB Term Loan Facility Agreement, if our chairman and chief executive officer, Mr. Guoshen Tu, ceases to be the beneficial owner of at least ten percent of our outstanding capital stock, the facilities may be cancelled and all outstanding amounts under such facilities may become immediately due and payable with no less than 30 days notice. We understand from Mr. Tu that Whitehorse Technology Limited, a company organized in the British Virgin Islands and wholly-owned by Mr. Tu (“Whitehorse”), and Mr. Tu have pledged shares of our common stock that are directly and indirectly beneficially owned by Whitehorse and Mr. Tu to secure Whitehorse’s obligations under a term loan facility agreement, dated June 24, 2010, by and between Whitehorse and a third party investor not affiliated with us (“Whitehorse Facility”). Whitehorse and Mr. Tu have informed us that no event of default has been declared as of the date of this annual report.

We are not a party to any of the Whitehorse Facility agreements and did not make any representations, warranties or covenants in connection with the Whitehorse Facility.

Failure on the part of Whitehorse and Mr. Tu to meet their obligations under the Whitehorse Facility agreements may trigger a default under the Whitehorse Facility and would permit the lender to accelerate the Whitehorse Facility and foreclose on the shares of our common stock that were pledged by Whitehorse and Mr. Tu. Since our financing arrangement under the CDB Term Loan Facility Agreement provides for a cancellation of such facilities and an acceleration of the amounts owed by us under the facilities if Mr. Tu does not, directly or indirectly through Whitehorse, maintain a specified ownership percentage in our outstanding capital stock, such a foreclosure by the lender could potentially trigger the acceleration of our payment under the CDB Term Loan Facility Agreement. If that occurs, our liquidity, financial condition, and results of operations would be adversely affected.

RISKS RELATED TO OUR INDUSTRY

Seasonality affects our operating results.

Our sales are affected by seasonality. Our revenues are usually higher in the second half of the year than in the first half of the year because fewer projects are undertaken during and around the Chinese New Year holiday.

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

Our ability to conduct foreign-exchange activities in the PRC is subject to uncertainties surrounding the interpretation of SAFE regulations, one of which is Circular 75. Under the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China (as amended and supplemented, “Circular 75”), PRC residents must register with a local branch of SAFE (1) before they establish or gain control of an overseas special purpose vehicle, or SPV, for the purpose of overseas equity financing (including convertible debt financing); (2) when they contribute their assets or equity interests in a domestic enterprise to an SPV or engage in overseas financing after contributing assets or equity interests to an SPV; and (3) when their SPV undergoes a material change outside of China, such as a change in share capital or merger or acquisition. If any PRC resident who holds stock in an SPV fails to make the required SAFE registration and make any amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore SPV. Failure to comply with the SAFE registration and amendment registration requirements described above could result in liability for evading PRC laws applicable to foreign exchange restrictions.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

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

In December 2006, The People’s Bank of China promulgated the Administrative Measures for Individual Foreign Exchange, which set forth the respective requirements for foreign exchange transactions by Chinese individuals under either the current account or the capital account. In January 2007, the SAFE issued the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, which, among other things, specified approval requirements for certain capital account transactions such as a Chinese citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, the SAFE promulgated the Processing Guidance on Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas-Listed Companies. Under this rule, PRC citizens who are granted stock options by an overseas publicly-listed company are required, through a qualified PRC domestic agent or PRC subsidiary of such overseas publicly-listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who receive stock option grants will be subject to this rule. Our board of directors has adopted the 2007 Employee Incentive Plan (the “Plan”) in 2007 which was amended in February 2010. As of the date of this annual report, we only granted restricted stock under the plan. We and the grantees intend to make the required registration; however, failure or inability by our company or the Chinese grantees to comply with these regulations may subject these individuals to fines and other legal or administrative sanctions.

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

The enacted Chinese enterprise income tax law will affect tax exemptions on the dividends we receive and increase the enterprise income tax rate applicable to us.

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

Under the EIT Law, if we are not deemed to be a “resident enterprise” for Chinese tax purposes, a withholding tax at the rate of 10% would be applicable to any dividends paid by our Chinese subsidiaries to us. However, if we are deemed to be a “resident enterprise” established outside of China whose “de facto management body” is located in China, we would be classified as a resident enterprise for Chinese tax purposes and thus would be subject to an enterprise income tax rate of 25% on all of our income, including interest income on the proceeds from this offering on a worldwide basis. At the present time, the Chinese tax authority has not issued any guidance on the application of the EIT Law and its implementing rules on non-Chinese enterprise or group enterprise controlled entities. As a result, it is unclear what factors will be used by the Chinese tax authorities to determine whether we have a “de facto management body” in China. However, as substantially all members of our management team are located in China, we may be deemed to be a “resident enterprise” and therefore subject to an enterprise income tax rate of 25% on our worldwide income, with the possible exclusion of dividends received directly from another Chinese tax resident. In addition, although under the EIT Law and the Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempted income,” we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. As a result of such changes, our historical operating results will not be indicative of our operating results for future periods and the value of our shares of common stock may be adversely affected. We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

We do not currently expect to be classified as a “passive foreign investment company,” or PFIC, for United States federal income tax purposes for our tax year ending December 31, 2011. However, the PFIC test is an annual test that, as discussed below, depends upon the composition of our gross income for the year and the percentage, based on a quarterly average for the year, of our gross assets that constitute “passive” assets. Accordingly, it is not possible to determine whether we will not be classified as a PFIC for our tax year ending December 31, 2011 until after the year has ended. In addition, even if we are not classified as a PFIC for our taxable year ending December 31, 2011, because the PFIC test is annual, we cannot assure you that we will not be a PFIC for any following tax year. A non-U.S. corporation will be classified as a PFIC for the taxable year if (i) at least 75% of its gross income is passive income for such year or (ii) at least 50% of the fair market value of its assets (based on an average of the quarterly values of the assets during such year) is attributable to assets that produce or are held for the production of passive income. The fair market value of our assets may be determined to a large extent by the market price of our ordinary shares, which may fluctuate. If we are treated as a PFIC for any tax year during which U.S. shareholders hold ordinary shares, certain adverse United States federal income tax consequences could apply to such U.S. holders.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises’ Share Transfer (“Circular 698”) released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor must provide the PRC tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfer.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through the “abuse of form of organization” and there are no reasonable commercial purposes for such form with the result that the corporate income tax liability is avoided, the PRC tax authorities shall have the power to reassess the nature of the equity transfer in accordance with the “substance-over-form” principle and deny the existence of an offshore holding company that is used for tax planning purposes.

“Income derived from equity transfers” as mentioned in this circular refers to income derived by nonresident enterprises from direct or indirect transfers of equity interest in China resident enterprises, excluding shares in Chinese resident enterprises that are bought and sold openly on the stock exchange.

While the term “indirectly transfer” is not defined, we understand that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. The relevant PRC tax authorities have not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the offshore country (jurisdiction) and to what extent and the process of the disclosure to the PRC tax authority in charge of that Chinese resident enterprise. Meanwhile, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to determine if our company complies with the Circular 698.

RISKS RELATED TO OUR COMMON STOCK

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the New York Stock Exchange and this low trading volume may adversely affect the price of our common stock.

Our common stock started trading on the New York Stock Exchange under the symbol “CSR” on October 29, 2007. The trading market in our common stock has been substantially less liquid than the average trading market for companies quoted on the New York Stock Exchange. Reported average daily trading volume in our common stock for the three months immediately prior to February 24, 2011, was approximately 1.1 million shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2010 and December 31, 2010, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $4.18 and $8.95. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

On August 11, 2010, we received a comment letter from the Staff of the Division of Corporate Finance of the SEC with respect to its review of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended (the “2009 Form 10-K”), and our Quarterly Report on Form 10-Q for the period ended June 30, 2010. We responded to the letter, and on October 8, 2010, December 1, 2010 and January 14, 2011, we received follow-up letters from the SEC, to which we also responded. While many of the Staff’s comments have been resolved, we have four unresolved Staff comments related to the 2009 Form 10-K and our Quarterly Report on Form 10-Q for the period ended September 30, 2010. The January 14, 2011 comment letter requested enhanced disclosures and clarification on our accounts receivable accounting policy and certain discussions under the Management’s Discussion and Analysis of Financial Condition and Results of Operations section. On January 31, 2011, we submitted a response to the SEC that we believe addresses their comments. We have revised the disclosures in this Annual Report on Form 10-K to include information which we believe is responsive to the comments in the Staff’s comment letters. We are currently awaiting the completion of the SEC’s review of our response to their most recent letter. We will continue to work with the SEC to resolve any outstanding comments.

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

We currently have land use rights to approximately 131,716 square meters of land in various parts of China, including Shenzhen, Shanghai, Chaozhou, Changzhou, Wuhan, Hangzhou and Taihe. We use these lands to operate manufacturing facilities, office buildings and a research and development centre. The chart below lists all facilities owned by us.

		Size of the	Size of the
	Type of Facility	Land	Building
		(Square	(Square
Location		Meters)	Meters)
4/F, Building 3, Seg Technology Park, Futian District, Shenzhen	Office	--	1,252
13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen *	Office	--	2,069
3/F, Block 89, No. 1122, Qin Zhou North Road, Shanghai	Office	--	1,139
No.65 – 12, Xing Gang Road, Zhong Lou Economic Development District, Changzhou, Jiang Su Province	Office and Manufacturing	15,646	10,406
Shouge Life District, TaiHe, Jiangxi Province	Manufacturing	16,030	--
1/F - 3/F, Block A2, No. 1, Guanshan Road, Donghu New Technology Development District , Wuhan, Hubei Province; 1/F - 4/F, Block D3, No. 1, Guanshan Road, Donghu New Technology Development District , Wuhan, Hubei Province	Research and Development	--	2,434
Block 2, Golf Road, Guanlan, Baoan District, Shenzhen	Office	--	701
4/F, No 701, Hua Mao Yuan, Shang Mei Lin, Futian District, Shenzhen	Office	--	145
Gui Feng Road, Guanlan Street, Baoan District, Shenzhen	Office and Manufacturing	14,423	15,782
High and New Technology Zone, Chaozhou Road, Chaozhou City	Office and Manufacturing	37,365	20,000
Gong Chang Road, Guang Ming Street, Baoan District, Shenzhen	Manufacturing	48,252	76,473
No. 5 – 6, Building 28, Linba Road, Shanghai	Office	--	4,448
Zhonglian Building Mogan Shan Road, Gongshu District, Hangzhou	Office and Research and Development	--	1,903
17/F., Yinglong Zhanye Building, Shennan Road, Futian, Shenzhen	Office	--	423
Total		131,716	137,175

*Pursuant to a trust agreement, dated August 21, 2006, by and between Golden and Zhiqun Li, Ms. Li holds this property in trust for Golden. Golden has the right to obtain the property from Ms. Li without consideration upon its request. In addition, Ms. Li has no right to dispose the property without prior approval from Golden.

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

	Closing Bid Prices
	High	Low
Year Ended December 31, 2010
1st Quarter	$8.95	$6.90
2nd Quarter	7.82	4.18
3rd Quarter	6.18	4.37
4th Quarter	6.31	4.63
Year Ended December 31, 2009
1st Quarter	$6.45	$2.47
2nd Quarter	8.99	3.75
3rd Quarter	10.24	5.99
4th Quarter	7.82	4.83

Approximate Number of Holders of Our Common Stock

On February 24, 2011, there were approximately 2,874 stockholders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid cash dividends. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Report of Offering of Securities and Use of Proceeds Therefrom

In May 2010, we completed a public offering of 17,250,000 shares of our common stock pursuant to a Registration Statement on Form S-3 (Registration No. 333-165390), filed with the SEC on March 10, 2010 (declared effective May 25, 2010). Our net proceeds, after deduction of the placement fee of $3.33 million and offering costs of $1.10 million, were approximately $64.57 million. None of the payments for offering costs were made to the underwriters, to any of our directors, officers or affiliates or to any persons owning 10% or more of any class of our equity securities.

We used the net proceeds from the offering for working capital. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus described above.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statement of income and comprehensive income data for the years ended December 31, 2008, 2009 and 2010 and the selected balance sheet data as of December 31, 2009 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2007 and 2006 and the selected balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(All amounts, except for share and per share amounts, in millions of U.S. dollars)

	2010	2009	2008	2007	2006
Revenues	$684.70	$580.87	$427.35	$240.19	$106.99
Income From Operations	$103.94	$65.96	$57.46	$42.65	$25.34
Net Income Attributable to the Company	$77.39	$56.58	$32.60	$35.32	$22.93
Income from Operations Per Share
Basic	$1.37	$1.29	$1.28	$1.14	$0.97
Diluted	$1.29	$1.17	$1.27	$1.10	$0.94
Total Assets	$1,111.02	$773.56	$574.22	$377.40	$114.44
Total Current Liabilities	$372.91	$242.89	$119.59	$53.21	$22.52
Total Long Term Liabilities	$73.91	$51.30	$150.41	$124.40	$2.01
Net Assets	$664.20	$479.37	$304.22	$199.80	$89.91
Weighted Average Number of Shares Outstanding
Basic	76,092,000	51,317,000	44,721,000	37,369,000	26,053,000
Diluted	80,522,000	56,171,000	45,284,000	38,795,000	26,940,000
Total Equity	$664.20	$479.37	$304.22	$199.80	$89.91
Capital Stock (excluding long term debt and redeemable preferred stock)	$0.0090	$0.0068	$0.0049	$0.0043	$0.0032
Number of Shares Issued and Outstanding	89,521,115	67,866,730	49,142,592	42,506,150	31,824,938
Dividends Per Share
Basic	$--	$--	$--	$--	$--
Diluted	$--	$--	$--	$--	$--
Net Income Per Share
Basic	$1.02	$1.10	$0.73	$0.95	$0.88
Diluted	$0.96	$1.01	$0.72	$0.91	$0.85

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Business

We manufacture, distribute, install and service surveillance and safety products and systems and develop surveillance and safety related software in China. We generate revenues within four primary operating segments: Installation Segment, Manufacturing Segment, Distribution Segment and Service Segment. A majority of our revenues is derived from the provision of surveillance and safety packaged solutions which include the products, installation and after-sale service maintenance to our customers. Because the majority of our revenues are derived from installations, they are generally non-recurring. Our revenues are not concentrated within any one customer or group of related customers. Maintenance services in our packaged solution are included for the first year from the date of completion. Our customers may extend our maintenance program after the first year for an additional fee.

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

Our customers are primarily comprised of: (1) Chinese governmental entities and their affiliates, such as cities, municipalities, provinces, customs agencies, courts, public security bureaus, and prisons; (2) non-profit organizations, including schools, museums, sports arenas, and libraries; and (3) commercial entities, such as airports, hotels, real estate developments, banks, mines, railways, supermarkets, and entertainment venues.

In the Installation Segment, contracts vary in amount and period of performance. The performance period for short-term contracts is usually between three and six months. Short-term contract award amounts are typically less than $7 million. The Company’s long-term contracts are typically in excess of one year, and up to 36 months. In general, long-term contract awards have historically been in excess of $40 million, and have been entered into with municipalities, cities and provinces, or their affiliates located in China. These long-term contracts are further defined by agreed-upon detail specifications that outline defined stages. Completion of a defined stage represents basic service and products delivered, such as the installation of specified surveillance and safety systems in defined locations within the project area. Stages are typically planned to be completed over defined three to six-month periods. Each stage represents a discreet, defined phase of the total contract, for which completion can be readily determined. At the completion of a stage, and upon customer inspection, verification and acceptance of the work performed, we recognize as revenue, the agreed-upon fixed price for the installation work completed in the respective stage. Other than a warranty reserve, we have no further obligations to the customer for a completed stage.

In the Manufacturing and Distribution Segments, we sell products under purchase agreements, supply contracts and purchase orders on a routine basis. Purchase orders tend to be of a relatively short duration. The pricing is generally fixed and the quantities are based on individual purchase orders. The individual contract amount in these segments is typically less than RMB1 million (approximately $150,000). Revenue is recognized when title transfers, which is usually upon shipment of products, and when all revenue recognition criteria have been satisfied.

The use of contract accounting requires significant judgment in estimating total contract pricing and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract continually to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Our risk on fixed-price contracts is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

Our sales network covers most of China’s populated areas, and we do not rely on any particular region for our business. Our subsidiaries collectively have more than 150 branch offices and distribution points.

Recent Developments

On January 28, 2011, we announced that our board of directors received a preliminary, non-binding letter from our chairman/CEO, Mr. Tu, which stated that Mr. Tu is considering the feasibility of developing a proposal to acquire all of our outstanding shares of common stock not currently owned by Mr. Tu in a going private transaction. On January 31, 2011, we announced that we had established a special committee to consider the letter received by our board of directors from our chairman/CEO on January 28, 2011, and to evaluate any proposal that Mr. Tu may make as stated in the letter. There can be no assurance that any proposal for such a transaction will be made, that any agreement will be approved or executed, or that any such transaction will be consummated.

Material Opportunities and Challenges

Regulations promulgated by governmental agencies in China relating to the surveillance and safety industry often create opportunities for us. Currently, there are a number of current and planned regulations that we believes offer significant growth opportunities. In addition, several ordinances have been passed by the Chinese government which requires surveillance and safety systems to be installed in: (1) approximately 660 cities throughout China for street surveillance; (2) all entertainment locations starting from March 1, 2006; (3) all Justice Departments and Courts; and (4) all coal mines in China from the beginning of 2008.

We are actively pursuing acquisition prospects and other strategic opportunities. We have announced plans to acquire Shanghai Forever Security Co., Ltd. (“SFSC”), Beijing Emergency Security Service Center for Maintenance and Repair (“BESC”), Santachi Video Technology Co., Ltd. (“Santach”), Zhejiang Loyal Co., Ltd. (“Zhejiang Loyal”), Anhui Guangcheng Technology Co., Ltd. (“Anhui Guangcheng”), Shanghai Nanxiao Fire Protection Engineering Equipment Co., Ltd. (“Shanghai Nanxiao”), Tianjin Tongfang Engineering Technology Co., Ltd. (“Tianjin Tongfang”) and Shenzhen Topvision Optoelectronic Technology Co., Ltd. (“Shenzhen Topvision”). We also plan to establish a cooperation agreement with Beijing Aurine Yingke Intelligent System Integration Co. Ltd. (“Yingke”).

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

Tianjin Tongfang is an intelligent construction project provider. It engages primarily in the design and installation of intelligent construction projects, and provides consultation services on intelligent construction related to technologies and applications.

Shenzhen Topvision is a company specializing in the manufacturing, sales, and research and development of LED displays and LED lighting. Shenzhen Topvision also provides total solutions to its customers through design, manufacturing, installation, testing and services of LED products.

Yingke is a company specializing in the design and installation of devices and facilities for closed-circuit monitoring, theft alarms, public broadcasting, meeting and simultaneous interpretation, automatic control system in buildings, electronic card lock, highway toll collection, and fire control.

We have a government policy monitoring group that regularly monitors changes in governmental regulations affecting the surveillance and safety industry in China. If we determine that a new regulation or a change to an existing regulation presents an opportunity for us, we will actively pursue such opportunity. As a result, we act promptly on policy changes and are able to turn them into business opportunities.

We also face the long-term challenge of maintaining our rapid growth. In addition to maintaining the growth of our existing businesses, we employ an acquisition strategy. In addition, to promote our continued growth, we plan to explore other areas related to the surveillance and safety industry (including, but not limited to, the fire and alarm sectors, access control, and related surveillance and safety services) and recurring revenue business models within our existing business sectors.

Reportable Operating Segments

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. We have set up a new Service Segment for provision of a full range of surveillance and safety services and realigned our management and segment reporting structure effective April 1, 2010. We now report financial and operating information in the following four segments:

(a) The Installation Segment provides design, sales, installation, services and monitoring of electronics surveillance and safety systems to residential, commercial, industrial and governmental customers;

(b) The Manufacturing Segment provides design, manufacturing and sales of surveillance and safety products, including intrusion security, access control and video management systems;

(c) The Distribution Segment provides distribution and sales of surveillance and safety products and services, including intrusion security, access control and video management systems; and

(d) The Service Segment provides a full range of surveillance and safety services, including network alarm response services, surveillance and safety products and solutions’ post-sale, maintenance services, software upgrading services, project integration services, security guard services, surveillance and safety consulting services, and surveillance and safety trustee services.

We also provide general corporate services to our segments and these costs are reported as “Corporate and Others.”

The Service Segment represents approximately 1.5% of revenue and approximately 0.9% of operating income for the year ended December 31, 2010. However, because we believe the Service Segment will expand substantially in the future, we have made the decision to begin showing it as a separate segment. Prior to 2010, the service business was negligible.

2010 Financial Performance Highlights

We experienced strong growth in our revenues, gross margin and net income in 2010 due to strong demand for our products and services. Effective April 1, 2010, we also established a new Services Segment for the provision of a full range of surveillance and safety services to further expand our one-stop-shop service. The surveillance and safety product market in China continued to expand in 2010 due, in part, to several programs and regulatory initiatives of the Chinese government, such as State Ordinance 458 and the Safe City program, which requires many public places, including city-wide surveillance systems, traffic conjunctions, critical government locations, cyber cafés, bars, and discotheques, to install security systems. The ongoing installation of these security systems as required by applicable Chinese law is being conducted by the affected constituents. In addition, economic development in China and the general rise in affluence of the population of China also contributed to increased demand for surveillance and safety products within various industries and organizations, such as residential estates, factories and shopping centers.

The following are some financial highlights for 2010:

  Revenues: Revenues increased $103.83 million, or 17.9%, to $684.70 million in 2010, from $580.87 million in 2009.

  Gross margin: Gross margin was 27.7% in 2010, compared to 24.6% in 2009.

  Income from operations: Income from operations increased $37.98 million, or 57.6%, to $103.94 million in 2010, from $65.96 million in 2009.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 15.2% in 2010, compared to 11.3% in 2009.

  Net income attributable to the Company: Net income attributable to the Company increased $20.81 million, or 36.8%, to $77.39 million in 2010, from $56.58 million in 2009.

  Net margin: Net margin (the ratio of net income to revenues, expressed as a percentage) was 11.3% in 2010, compared to 9.7% in 2009.

  Fully diluted net income per share: Fully diluted net income per share was $0.96 in 2010, as compared to $1.01 in 2009.

  Non-cash expenses: Non-cash expenses were $37.88 million in 2010, increased $1.52 million, or 4.2% from $36.36 million (including a non-cash gain of $9.32 million on the modification of convertible notes) in 2009. Non-cash expenses in 2010 included (i) depreciation and amortization of $13.14 million, and (ii) non-cash employee compensation expense of $24.74 million.

Our net income attributable to the Company, as reported in our results of operations in fiscal years 2010, 2009 and 2008, was approximately $77.39 million, $56.58 million and $32.60 million, respectively. Our net income attributable to the Company was materially impacted by: (i) depreciation and amortization of long-lived assets in the subsidiaries we acquired; (ii) non-cash employee compensation recognized pursuant to Accounting Standard Codification (“ASC”) 718; and (iii) redemption accretion on convertible notes we issued in February and April 2007. In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the depreciation and amortization of long-lived assets in the subsidiaries we acquired, non-cash employee compensation, redemption accretion on convertible notes and gain on modification of convertible notes on our net income. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

The following table summarizes our non-cash expenses for the years ended December 31, 2010, 2009 and 2008.

(All amounts in millions of U.S. dollars)
Non-cash expenses (income)	2010	2009	2008
Depreciation and amortization	$12.14	$11.73	$8.73
Depreciation and amortization (included in cost of goods sold)	1.00	1.01	0.76
Non-cash employee compensation	24.74	18.09	13.84
Redemption accretion on convertible notes	--	14.85	19.64
Gain on modification of convertible notes	--	(9.32)	--
Total	$37.88	$36.36	$42.97

Results of Operations

The following table sets forth key components of our results of operations for the years ended December 31, 2010, 2009 and 2008, in dollars and as a percentage of revenues.

(All amounts, other than percentages, in millions of U.S. dollars)
	2010		2009		2008
	In	As a % of	In	As a % of	In	As a % of
	Millions	Revenues	Millions	Revenues	Millions	Revenues
Revenues	$684.70	100.0%	$580.87	100.0%	$427.35	100.0%
Cost of goods sold (including depreciation and amortization amounted $1.00 million, $1.01 million and $0.76 million for 2010, 2009 and 2008, respectively)	(495.28)	72.3%	(438.00)	75.4%	(306.81)	71.8%
Gross profit	189.42	27.7%	142.87	24.6%	120.54	28.2%
Selling and marketing	(11.82)	1.7%	(12.50)	2.2%	(12.06)	2.8%
General and administrative	(36.78)	5.4%	(34.59)	6.0%	(28.45)	6.7%
Non-cash employee compensation	(24.74)	3.6%	(18.09)	3.1%	(13.84)	3.3%
Depreciation and amortization	(12.14)	1.8%	(11.73)	2.0%	(8.73)	2.0%
Income from operations	103.94	15.2%	65.96	11.3%	57.46	13.4%
Other income	2.11	0.3%	2.76	0.5%	2.49	0.6%
Interest expense, cash	(13.52)	2.0%	(4.88)	0.8%	(2.13)	0.5%
Redemption accretion on convertible notes	--	--	(14.85)	2.6%	(19.64)	4.6%
Gain on modification of convertible notes	--	--	9.32	1.6%	--	--
Income before income taxes	92.53	13.5%	58.31	10.0%	38.18	8.9%
Income taxes	(15.14)	2.2%	(1.73)	0.3%	(5.58)	1.3%
Net income attributable to the Company	$77.39	11.3%	$56.58	9.7%	$32.60	7.6%

Revenues

Our revenues are primarily generated from system installations, manufacturing and distribution of surveillance and safety products and providing surveillance and safety services. We experienced strong growth in revenues across all business segments in 2010. Revenues increased $103.83 million, or 17.9%, to $684.70 million in 2010 from $580.87 million in 2009. The increase in revenues was mainly attributable to growth in the surveillance and safety market in China, the increased market demand for our products, and our increased brand recognition. Our strategic efforts to increase our distribution channels during 2008, 2009 and 2010 and adequate working capital from financings also allowed us to successfully take advantage of the growth in market demand in the last fiscal year.

The acquisition of Coson closed in January 2009; therefore, we have consolidated the financial results of Coson since January 2009, which contributed $5.99 million and $5.11 million in revenues in 2010 and 2009, respectively.

The following table shows the components of revenues recognized in 2010:

(In millions of U.S. dollars)
Revenues from the Installation Segment recognized from contracts signed before 2010	$145.22
Revenues from the Installation Segment recognized from contracts signed in 2010	382.75
Revenues from the Manufacturing Segment recognized from contracts signed before 2010	1.32
Revenues from the Manufacturing Segment recognized from contracts signed in 2010	90.68
Revenues from the Distribution Segment recognized from contracts signed before 2010	1.32
Revenues from the Distribution Segment recognized from contracts signed in 2010	53.21
Revenues from the Service Segment recognized from contracts signed before 2010	0.83
Revenues from the Service Segment recognized from contracts signed in 2010	9.37
Total revenues recognized in 2010	$684.70
Revenues deferred	$3.20
Backlog of sales contracts signed before December 31, 2010 (1)	$325.50

(1)

We have not included letters of intent, framework agreements and various other non-binding agreements in our backlog numbers as they are subject to final binding agreements to be entered into at later dates.

The following table shows the different segments comprising our total revenues over each of the past three fiscal years.

(All amounts, except percentage of revenues, in millions of U.S. dollars)
Revenues	2010		2009		2008
Installation Segment	$527.97	77.1%	$442.37	76.1%	$311.59	72.9%
Manufacturing Segment	92.00	13.4%	87.55	15.1%	78.56	18.4%
Distribution Segment	54.53	8.0%	50.95	8.8%	37.20	8.7%
Service Segment	10.20	1.5%	--	--	--	--
Total	$684.70	100.0%	$580.87	100.0%	$427.35	100.0%

In 2010, 2009 and 2008, our Installation Segment generated revenues of $527.97 million, $442.37 million and $311.59 million which represented 77.1%, 76.1% and 72.9% of our total revenues, respectively. Such dollar increase in revenues was mainly due to the following factors: First, demand for surveillance and safety products has grown in China, which we attribute in part to the general rise in affluence of the population of China. The increased demand within various industries and organizations, such as residential estates, factories and shopping centers also contributed to increased demand for surveillance and safety products. Second, the Chinese government initiated several programs and regulatory initiatives during 2006, such as State Ordinance 458 and the “Plan 3111” program, which require many public places, including city-wide surveillance systems, traffic surveillance systems, critical government locations, cyber cafés, bars, and discotheques to install surveillance and safety systems. Third, our strategic efforts to increase our distribution channels in 2010, 2009 and 2008 allowed us to successfully take advantage of the growth in market demand in 2010. Fourth, in November 2008, the Chinese government announced an economic stimulus package to invest RMB4 trillion (approximately $586 billion) in infrastructure and social welfare by the end of 2010. The economic stimulus package increased the demand for surveillance and safety products in China. Fifth, we have been successful in raising sufficient working capital to facilitate expansion in the Chinese market. Finally, our increased brand recognition also contributed to the growth in revenues.

For the years ended December 31, 2010, 2009 and 2008, our Manufacturing Segment generated revenues of $92.00 million, $87.55 million and $78.56 million, representing 13.4%, 15.1% and 18.4% of our total revenues, respectively. Management believes that the Installation Segment will continue to be our major revenue source in the next few years.

In 2010, our Distribution Segment generated revenues of $54.53 million, representing 8.0% of our total revenues, as compared to $50.95 million in 2009, representing 8.8% of our total revenues and $37.20 million in 2008, representing 8.7% of our total revenues.

In 2010, we established a new reporting segment – our Service Segment which generated revenues of $10.20 million, representing 1.5% of our total revenues for the fiscal year 2010.

Cost of Goods Sold

Our cost of goods sold primarily consists of the costs of our raw materials, labor and overhead. Cost of goods sold for the year ended December 31, 2010 increased by 13.1% to $495.28 million, as compared to $438.00 million for the year ended December 31, 2009. This dollar increase was primarily attributable to the increase of sales volume in 2010, as discussed above.

The following table shows the segment components of cost of goods sold for each of the past three fiscal years.

(All amounts in millions of U.S. dollars)
Cost of goods sold	2010		2009		2008
Installation Segment	$373.27	75.3%	$330.77	75.5%	$226.48	73.8%
Manufacturing Segment	68.17	13.8%	63.30	14.5%	52.82	17.2%
Distribution Segment	45.87	9.3%	43.93	10.0%	27.51	9.0%
Service Segment	7.97	1.6%	--	--	--	--
Total	$495.28	100.0%	$438.00	100.0%	$306.81	100.0%

The cost of goods sold related to the Installation Segment increased by $42.50 million, or 12.8% to $373.27 million in 2010, as compared to $330.77 million in 2009 and $226.48 million in 2008. The increase was mainly due to the fact that the number of installation projects increased. The cost of goods sold related to the Manufacturing Segment increased to $68.17 million in 2010 as compared to $63.30 million in 2009 and $52.82 million in 2008 which was generally consistent with the increase in revenue. The cost of goods sold related to our Distribution Segment accounted for approximately 9.3% of our total cost of goods sold in 2010 as compared to 10.0% in 2009 and 9.0% in 2008. The cost of goods sold related to our new established Service Segment in 2010 was $7.97 million, representing 1.6% of our total cost of goods sold.

Gross Profit and Gross Margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit was $189.42 million, $142.87 million and $120.54 million and our gross margin was approximately 27.7%, 24.6% and 28.2% in fiscal year 2010, 2009 and 2008, respectively.

The following table shows the different segment components comprising our gross profit margin over the past three fiscal years.

Gross profit margin	2010	2009	2008
Installation Segment	29.3%	25.2%	27.3%
Manufacturing Segment	25.9%	27.7%	32.8%
Distribution Segment	15.9%	13.7%	26.1%
Service Segment	21.9%	--	--
Total	27.7%	24.6%	28.2%

For the year ended December 31, 2010, gross margins of the Installation Segment, Manufacturing Segment and Distribution Segment were approximately 29.3%, 25.9% and 15.9%, respectively, compared to 25.2%, 27.7% and 13.7% in 2009. The increase in our gross margin for the Installation Segment was primarily because a larger proportion of our revenue was generated from larger scale projects in 2010 as compared to 2009. We were generally able to demand higher price and enjoy higher margin for larger scale projects. The security installation competitive landscape in China is dominated by many small vendors (who may not have all the necessary qualifications to perform larger scale projects which we often bid on). These smaller vendors typically focus on the retail and small corporate customer market segments instead of larger scale projects. Many competitors we typically face in smaller scale projects are often either eliminated in the bidding process or disqualified from bidding on large scale projects. As a result, we typically face a significantly reduced number of competitors on larger scale projects, which generally allowed us to command relatively higher prices. In addition, we also benefited from our experiences gained from our past installation projects and our research in developing more cost-effective installation processes, project design and solutions for our customers. As a result, we were able to reduce certain hardware components used in our installation projects while maintaining or improving the level of services to our customers.

The decrease in our gross margin for the Manufacturing Segment was primarily driven by the decrease of selling prices in an effort to maintain market share and expand our customer base. The increase of gross margin for the Distribution Segment in 2010 was mainly due to cost efficiency.

For the year ended December 31, 2009, gross margins of the Installation Segment, Manufacturing Segment and Distribution Segment were approximately 25.2%, 27.7% and 13.7%, respectively, compared to 27.3%, 32.8% and 26.1% in 2008. The decrease in our gross margin in 2009 was primarily driven by the decrease of selling price and declining margins from smaller scale projects resulting primarily from our efforts in maintaining market share and expansion of customer base.

The gross margin of our newly established Service Segment was 21.9% for the year ended December 31, 2010.

Selling and Marketing Expenses

Our selling and marketing expenses are composed primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs.

Our selling and marketing expenses decreased $0.68 million, or 5.4%, to $11.82 million in 2010 from $12.50 million for 2009. As a percentage of revenues, our selling and marketing expenses decreased to 1.7% for 2010 from 2.2% for 2009. The percentage decrease was mainly due to our increased efforts in cost saving.

Our selling and marketing expenses increased $0.44 million, or 3.6%, to $12.50 million in 2009 from $12.06 million for 2008. This dollar increase was primarily attributable to the consolidation of the financial results of Stonesonic, Longhorn, Guanling, Jin Lin, DIT and Coson, which incurred selling and marketing expenses associated with sales of their products. As a percentage of revenues, our selling and marketing expenses decreased to 2.2% for 2009 from 2.8% for 2008. The percentage decrease was mainly due to our increased efforts in cost saving.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees, and other expenses incurred in connection with general operation.

Our general and administrative expenses increased $2.19 million, or 6.3%, to $36.78 million for the year ended December 31, 2010 from $34.59 million for the year ended December 31, 2009. As a percentage of revenues, general and administrative expenses decreased to 5.4% for the year ended December 31, 2010 from 6.0% for the year ended December 31, 2009. The dollar increase was mainly due to the hiring of additional staff and professional expenses related to consolidating our acquired subsidiaries into the public reporting company.

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

Non-Cash Employee Compensation

Non-cash employee compensation by segment for the years ended December 31, 2010, 2009 and 2008 is as follows:

(All amounts in millions of U.S. dollars)
Non-cash employee Compensation	2010		2009		2008
Installation Segment	$2.33	9.4%	$2.15	11.9%	$1.88	13.6%
Manufacturing Segment	3.86	15.6%	3.31	18.3%	2.55	18.4%
Distribution Segment	1.52	6.1%	1.43	7.9%	1.38	10.0%
Service Segment	0.05	0.2%	--	--	--	--
Corporate and other	16.98	68.7%	11.20	61.9%	8.03	58.0%
Total	$24.74	100.0%	$18.09	100.0%	$13.84	100.0%

Effective February 7, 2007, our board of directors adopted the 2007 Equity Incentive Plan which was subsequently amended in February 2010. The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units, and performance shares. A total of 12,000,000 shares of our common stock may be issued under our Plan. The Plan has a 10-year term.

In 2010, we granted an aggregate of 4,572,262 shares of restricted stock pursuant to the Plan to our employees and consultants. These shares will vest with respect to each of the employees and consultants over a period of four to five years. Non-cash employee compensation for the year ended December 31, 2010 increased to $24.74 million from $18.09 million in 2009, primarily because more shares were granted to our employees and consultants under the Plan during 2010.

In 2009, we granted a total of 1,956,319 shares of restricted stock to our directors, employees and consultants under our Equity Incentive Plan. As a result, such compensation increased to $18.09 million in 2009 from $13.84 million in 2008. These shares will vest over a period of four or five years.

Depreciation and Amortization

Our depreciation and amortization expense increased $0.40 million, or 3.1%, to $13.14 million (including $1.00 million of depreciation and amortization costs included in cost of goods sold) for the year ended December 31, 2010 from $12.74 million (including $1.01 million of depreciation and amortization expense included in cost of goods sold) in 2009. As a percentage of revenues, depreciation and amortization expenses decreased to 1.9% for the year ended December 31, 2010 from 2.2% for the year ended December 31, 2009. This dollar increase was primarily due to the increased depreciation and amortization expense on assets resulting from the acquired subsidiaries. This percentage decrease was primarily due to the increase in incremental revenue in 2010.

Depreciation and amortization expense increased $3.25 million, or 34.2%, to $12.74 million (including $1.01 million of depreciation and amortization expense included in cost of goods sold) in 2009 from $9.49 million (including $0.76 million of depreciation and amortization expense included in cost of goods sold) in 2008. As a percentage of revenues, depreciation and amortization expenses remained at 2.2% for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The dollar increase was primarily due to the amortization expense on intangible assets resulting from the acquired subsidiaries.

Income from Operations

Our income from operations increased $37.98 million, or 57.6%, to $103.94 million in 2010 compared to $65.96 million in 2009. As a percentage of revenues, income from operations increased to 15.2% for the year ended December 31, 2010 from 11.3% for the year ended December 31, 2009.

Our income from operations increased $8.50 million, or 14.8%, to $65.96 million in 2009 compared to $57.46 million in 2008. As a percentage of revenues, income from operations decreased to 11.3% for the year ended December 31, 2009 from 13.4% for the year ended December 31, 2008.

The following table shows the different segments comprising our income (loss) from operations for each of the past three fiscal years.

(All amounts, except percentage of income from operations, in millions of U.S. dollars)
Income (loss) from operations	2010		2009		2008
Installation Segment	$141.51	136.1%	$93.18	141.3%	$71.66	124.7%
Manufacturing Segment	(0.59)	-0.6%	1.27	1.9%	7.41	12.9%
Distribution Segment	0.38	0.4%	(1.67)	-2.5%	0.90	1.6%
Service Segment	0.90	0.9%	--	--	--	--
Corporate and other	(38.26)	-36.8%	(26.82)	-40.7%	(22.51)	-39.2%
Total	$103.94	100.0%	$65.96	100.0%	$57.46	100.0%

Income from operations related to the Installation Segment increased 51.9%, or $48.33 million, to $141.51 million in 2010, compared to $93.18 million in 2009. This increase was mainly due to higher demand for total “one-stop-shop” installations from customers. We finished more projects with higher margin in 2010 as compared to 2009.

Income from operations related to the Installation Segment increased 30.0%, or $21.52 million, to $93.18 million in 2009, compared to $71.66 million in 2008. This increase was mainly due to higher demand for total “one-stop-shop” installations from customers. We completed more projects to expand our market share.

Loss from operations related to the Manufacturing Segment was $0.59 million for 2010, compared to $1.27 million income from operations related to the Manufacturing Segment in 2009. In fiscal year 2010, we hired additional staff to meet the anticipated growth of the Manufacturing Segment which, together with the increased non-cash expenses, more than offset the growth in revenues. We expect that the Manufacturing Segment’s margin will increase as we integrate the recently completed acquisitions which will allow us to benefit from economies of scale.

Income from operations related to the Manufacturing Segment decreased 82.9%, or $6.14 million, to $1.27 million in 2009, compared to $7.41 million in 2008. This decrease was mainly due to the increased depreciation and amortization and non-cash compensation expenses for the employees of subsidiaries we acquired in the past.

Income from operations related to the Distribution Segment was $0.38 million for 2010, as compared to $1.67 million loss from operations related to the Distribution Segment in 2009. Such increase in income from operations was mainly due to the increase of gross margin and cost efficiency.

Loss from operations related to the Distribution Segment was $1.67 million for 2009, compared to income from operations $0.90 million in 2008. Such decrease was mainly due to the increase of non-cash compensation as discussed above and professional expenses related to the costs of being a public reporting company. In 2009, our Distribution Segment was impacted by an increase in direct and allocated professional services expenses, primarily incurred to assist this segment with evaluating its internal control and financial reporting policies and procedures. Professional service-related expense increased from approximately $0.4 million in 2008 to approximately $0.9 million in 2009.

Income from operations related to the newly established Service Segment was $0.90 million for the year ended December 31, 2010.

We also provide general corporate services to our segments. Costs attributable to these services were reported as corporate and other expenses. These costs included amortization, depreciation, and non-cash compensation for employees. Loss from operations related to the Corporate and others in fiscal years 2010, 2009 and 2008 was $38.26 million, $26.82 million and $22.51 million, respectively. The increase was mainly due to the increase of non-cash employee compensation discussed above, and professional expenses related to the costs of being a public reporting company.

Other Income

Our other income decreased $0.65 million, or 23.6%, to $2.11 million in 2010 from $2.76 million in 2009. As a percentage of revenues, other income for the year ended December 31, 2010 was 0.3%, as compared to 0.5% for the year ended December 31, 2009. The dollar and percentage decrease was mainly due to a subsidy in the amount of $0.76 million received from a local government agency in 2009. We did not receive any significant subsidy income in 2010.

Our other income increased $0.27 million, or 10.8%, to $2.76 million in 2009 from $2.49 million in 2008. As a percentage of revenues, other income for the year ended December 31, 2009 was 0.5%, as compared to 0.6% for the year ended December 31, 2009. This dollar increase was mainly due to the one-time subsidy received in 2009 as discussed above.

Interest Expense (Excluding Redemption Accretion on Convertible Notes)

In 2010, we borrowed funds under two long-term loans and 26 short-term loans from banks and four product financing arrangements from financial institutions. We incurred total interest expense of $13.52 million for the year ended December 31, 2010, as compared to $4.88 million for the year ended December 31, 2009. We incurred $2.94 million and $1.25 million in interest during the year ended December 31, 2010 and 2009, respectively, in connection with our outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”). The dollar increase in interest expense in 2010 was primarily due to the increase in the outstanding balance of our bank loans.

In 2009, we incurred 10 bank loans from local Chinese banks. Interest expenses in 2009 were $4.88 million, as compared to $2.13 million in 2008. We paid $0.83 million in interest in connection with the guaranteed senior unsecured convertible notes due 2012 (the “Convertible Notes”) in 2009. The Convertible Notes were retired in 2009. As discussed above, we incurred $1.25 million in interest for the Tranche B Notes in 2009.

Redemption Accretion on Convertible Notes

Redemption accretion on the Convertible Notes in 2009 was $14.85 million, as compared to $19.64 million in 2008. We raised $110 million from the issuance of the Convertible Notes in February and April 2007 which were retired and restructured into two new zero coupon interest notes on September 2, 2009.

Gain on Modification of Convertible Notes

We recognized a gain on modification of the Convertible Notes of $9.32 million due to the restructuring of the Convertible Notes in 2009. As discussed above, the Convertible Notes were retired and restructured into new zero coupon interest notes on September 2, 2009.

Income Before Income Taxes

Our income before income taxes increased $34.22 million, or 58.7%, to $92.53 million in 2010 from $58.31 million in 2009. As a percentage of revenues, income before income taxes increased to 13.5% from 10.0% for 2009. Such dollar and percentage increase was primarily due to the increase of gross margin and decreased redemption accretion on convertible notes as discussed above.

Our income before income taxes increased $20.13 million, or 52.7%, to $58.31 million in 2009 from $38.18 million in 2008. As a percentage of revenues, income before income taxes increased to 10.0% from 8.9% for 2008. Such dollar and percentage increase was primarily due to the increase of revenue and the non-cash gain of $9.32 million resulting from the gain on modification of the Convertible Notes as discussed above.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income for the year ended December 31, 2010.

Our wholly-owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Our subsidiaries, Golden, Hongtianzhi, Coson are located in Shenzhen and Zhuhai DIT Digital Technology Limited is located in Zhuhai. They were each subject to an EIT rate of 22% in 2010. Chengfeng, HiEasy, Minking, Stonesonic and Tsingvision were each subject to an EIT rate of 15% in 2010 due to their high-technology company status. CSST PRC, Longhorn and Jin Lin are located in Shenzhen and their 2010 EIT rate were 11% because they received the lower tax rate as high-technology companies. CSSM, CSSS, CSSD and Guanling were subject to an EIT rate of 25% in 2010.

Our income taxes increased $13.41 million to $15.14 million for the year ended December 31, 2010 from $1.73 million for the year ended December 31, 2009. Such increase in 2010 was primarily because of the increase in tax rate of some subsidiaries. In addition, the income tax exemption of some of our major subsidiaries expired as of the beginning of 2010.

Our income taxes decreased $3.85 million to $1.73 million in 2009 from $5.58 million in 2008. We fully utilized the tax exemption for our subsidiary, CSST PRC, which was incorporated in 2006. During 2009, we applied for a rate change for certain subsidiaries. This application was approved by the PRC tax authority in 2009. Additionally, we were allowed to apply this rate to reduce the subsidiaries’ 2008 tax liability. This resulted in a reduction of income taxes of approximately $0.69 million.

Net Income Attributable to the Company

Net income attributable to the Company increased $20.81 million, or 36.8%, to $77.39 million for the year ended December 31, 2010 from $56.58 million in 2009. As a percentage of revenues, net income attributable to the Company increased to 11.3% in 2010 from 9.7% in 2009. This dollar and percentage increase was mainly due to increase of gross margin and profit and the decrease of redemption accretion on our Convertible Notes as discussed above.

Net income attributable to the Company increased $23.98 million, or 73.6%, to $56.58 million for the year ended December 31, 2009 from $32.60 million in 2008. As a percentage of revenues, net income attributable to the Company increased to 9.7% in 2009 from 7.6% in 2008. This percentage increase was mainly due to the revenue increase and the gain on modification of convertible notes of $9.32 million, as discussed above.

Foreign Currency Translation Losses/Gains

Our operating subsidiaries are located in China. Our operating subsidiaries purchase substantially all products and render all services in China, and receive payments from customers in China using RMB as the functional currency. We do not engage in currency hedging.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for fiscal years 2010, 2009 and 2008.

In 2010, we utilized the exchange rates of 6.62, 6.77, and 8.07 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in an $18.05 million foreign currency translation gain. In 2009, we implemented the exchange rates of 6.83, 6.83, and 8.07 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $1.60 million foreign currency translation loss. In 2008, we implemented the exchange rates of 6.83, 6.92 and 8.07 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $17.29 million foreign currency translation gain.

Liquidity and Capital Resources

General

As of December 31, 2010, we had cash and cash equivalents of $65.63 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

CASH FLOW (All amounts in millions of U.S. dollars)
	Years Ended December 31,
	2010	2009	2008
Net cash (used in) provided by operating activities	$(176.77)	$52.60	$(39.10)
Net cash used in investing activities	(142.45)	(19.49)	(23.37)
Net cash provided by financing activities	222.93	75.54	13.54
Effect of exchange rate changes on cash	7.43	(1.95)	7.64
Net cash (outflow) inflow	$(88.86)	$106.70	$(41.29)

Operating Activities:

Net cash used in operating activities was $176.77 million in 2010, as compared to net cash provided by operating activities of $52.60 million in 2009. The increase in net cash used in operating activities in 2010 was primarily due to increases in accounts receivable and advances to suppliers and subcontractors. The increase in accounts receivable and advances to suppliers and subcontractors is primarily due to an increase in larger scale, long-term contracts in 2010, for which these projects typically result in receivables with payment terms up to 330 days, and for which subcontractors are involved, for which the Company makes advances for work to be performed.

Net cash provided by operating activities was $52.60 million in 2009, an increase of $91.70 million from $39.10 million net cash used in operating activities in 2008. The increase in net cash provided by operating activities in 2009 was primarily due to decreases in inventories and increase in accounts and bills payable.

Investing Activities:

Our main uses of cash for investing activities during the year ended December 31, 2010 and 2009 were acquisitions of plant and equipment, deposits for the acquisition of subsidiaries and payment for the acquisition of subsidiaries.

Net cash used in investing activities in 2010 was $142.45 million, which is an increase of $122.96 million from net cash used in investing activities of $19.49 million in 2009. This increase was primarily due to deposits made for acquisitions of subsidiaries in 2010.

Net cash used in investing activities in 2009 was $19.49 million, which is a decrease of $3.88 million from net cash used in investing activities of $23.37 million in 2008. This decrease was primarily due to decrease of additions to plant and equipment and the decreased deposits for acquisitions of subsidiaries in 2009.

Financing Activities:

Net cash provided by financing activities in 2010 totaled $222.93 million, increased from net cash provided by financing activities of $75.54 million in 2009. The net cash provided by financing activities was mainly attributable to proceeds from our public offering of common stock, and additional bank loans obtained in the fiscal year 2010. For details of the loan facilities please refer to the “Loan Facilities” section. We completed a public offering of 17,250,000 shares of common stock in May 2010 and received net proceeds of approximately $64.57 million.

Net cash provided by financing activities in 2009 totaled $75.54 million as compared to net cash provided by financing activities of $13.54 million in 2008. The net cash provided by financing activities was mainly attributable to funds raised from equity financing, additional bank loans and obligation under product financing arrangements raised in 2009. During 2009, we issued a total 13,415,148 shares of common stock for aggregate purchase prices of $80.18 million. In addition, we restructured the Convertible Notes and paid $52.50 million to Citadel in connection with the restructuring of the Convertible Notes and repurchase of the Tranche A Notes.

Loan Facilities

a) Notes payable

As of December 31, 2010, the amount, maturity date and original term of each of our bank loans were as follows:

(All amounts in millions of U.S. dollars)
Lender	Amount*	Maturity Date	Original
			Term
China Development Bank	$50.00	November 2013	3 years
China Merchants Bank	10.57	November 2012	2 years
Bank of China	10.74	December 2011	1 year
Bank of China	10.74	December 2011	1 year
Industrial and Commercial Bank of China	4.53	November 2011	1 year
Industrial and Commercial Bank of China	4.53	November 2011	1 year
China Merchants Bank	3.77	October 2011	1 year
Industrial and Commercial Bank of China	7.70	September 2011	1 year
Shenzhen Development Bank	6.04	August 2011	1 year
Industrial and Commercial Bank of China (Asia)	10.00	July 2011	1 year
China Everbright Bank	6.04	July 2011	1 year
Industrial and Commercial Bank of China	8.24	July 2011	1 year
China Construction Bank	4.53	July 2011	1 year
Guangdong Development Bank	7.49	June 2011	1 year
Shanghai Pudong Development Bank	9.96	June 2011	6 months
Bank of China	7.34	May 2011	6 months
Shanghai Pudong Development Bank	12.08	April 2011	1 year
Shanghai Pudong Development Bank	12.08	April 2011	1 year
China Merchants Bank	7.55	March 2011	1 year
China Merchants Bank	6.19	March 2011	1 year
China Citic Bank	13.59	March 2011	1 year
China Citic Bank	9.06	March 2011	1 year
Industrial and Commercial Bank of China	4.68	March 2011	1 year
Industrial and Commercial Bank of China	5.89	March 2011	1 year
China Construction Bank	7.55	March 2011	1 year
Societe Generale	4.08	February 2011	6 months
China Merchants Bank	8.91	February 2011	1 year
Industrial and Commercial Bank of China	3.02	January 2011	1 year
Total	$256.90

* Calculated on the basis that $1 = RMB6.62.

We have entered the following bank loans. The terms of bank loans that we typically enter into require collateral for the loans. Collateral is usually defined in the agreements as buildings and land use rights.

In October 2010, we entered into a loan facility agreement (the “Loan Facility”) with China Development Bank Corporation Hong Kong Branch (“CDB”), pursuant to which CDB agreed to make available to us a term loan facility in aggregate principal amount of up to $50.00 million, subject to terms and conditions of the Loan Facility. We borrowed a total of $50.00 million on October 29, 2010 under the Loan Facility, with an annual interest rate of 3% per annum over the applicable six-month London Inter Bank Offered Rate (3.46% as of December 31, 2010). The borrowing under the Loan Facility is due in October 2013. Pursuant to the Loan Facility, if our chairman/CEO, Mr. Tu, ceases to be the beneficial owner of at least 10% of our outstanding capital stock, the Loan Facility may be cancelled and all outstanding amounts due under this Loan Facility may become immediately due and payable with no less than 30 days notice. As of December 31, 2010, and subsequent to year end, this condition is satisfied and management believes we are in compliance with all terms and conditions of the CDB Loan Facility.

On December 29, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB71.10 million (approximately $10.74 million) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by our CEO and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On December 24, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB71.10 million (approximately $10.74 million) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by our CEO and one of our subsidiaries, and was collateralized by the property and land use rights of a subsidiary.

On December 10, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB66.00 million (approximately $9.96 million) with an annual interest rate equal to the 6 month’s benchmark lending rate (5.35% as of December 31, 2010) of The People’s Bank of China, with interest payable on the 20th of each month. The loan is due in June 2011. The loan is collateralized by a cash deposit of Whitehorse Technology Limited. We repaid RMB6.65 million (approximate $1.00 million) in January 2011.

On December 2, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB70.00 million (approximately $10.57 million) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate (6.14% as of December 31, 2010) of The People’s Bank of China, with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On November 19, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB30.00 million (approximately $4.53 million) on December 21, 2010 and RMB30.00 million (approximately $4.53 million) on December 29, 2010 with an annual interest equal to 95% of the 12 month’s benchmark lending rate (5.52% as of December 31, 2010) of The People’s Bank of China, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by three of our subsidiaries and is collateralized by the property of a subsidiary.

On November 17, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB48.60 million (approximately $7.34 million) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in May 2011. The loan is guaranteed by our CEO and one of our subsidiaries, and was collateralized by the property and land use rights of a subsidiary.

On October 29, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB51.00 million (approximately $7.70 million) with an annual interest rate equal to 95% of the 12 month’s benchmark lending rate (5.52% as of December 31, 2010) of The People’s Bank of China, with interest payable on the 20th of each month. The loan is due in November 2011. The loan is guaranteed by three of our subsidiaries, and is collateralized by the property of a subsidiary.

On October 18, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB25.00 million (approximately $3.77 million) with an annual interest equal to 110% of the 12 month’s benchmark lending rate (6.39% as of December 31, 2010) of The People’s Bank of China, with interest payable on the 20th of each month. The loan is due in October 2011. The loan is guaranteed by our Chief Operating Officer (“COO”), our CEO and his wife.

On October 8, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB47.00 million (approximately $7.10 million) with an annual interest rate equal to the benchmark lending rate of The People’s Bank of China, with interest payable on the 20th of each month. The loan was due and repaid in December 2010. The loan was collateralized by a cash deposit of Whitehorse Technology Limited, a company wholly-owned by our CEO.

On September 25, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB40.00 million (approximately $6.04 million) with an annual interest rate equal to 4.86%, with interest payable on the 20th of each month. The loan was due and repaid in December 2010. The loan was guaranteed by a cash deposit of Whitehorse Technology Limited, a company wholly-owned by our CEO.

On August 27, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed $16.00 million with an annual interest rate of 1% per annum over the applicable three months London Inter Bank Offered Rate, with interest payable on the maturity date. Interest payable was calculated on the basis of the actual number of days elapsed. The loan was collateralized by a $16 million cash deposit of a subsidiary. The loan was due and repaid in November 2010, and the cash deposit was released.

On August 18, 2010, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB40.00 million (approximately $6.04 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in August 2011. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property of a subsidiary.

On August 9, 2010, we entered into a loan agreement with Societe Generale. We borrowed RMB27.00 million (approximately $4.08 million) with an annual interest rate equal to 5.35%, with interest payable on the due date of the loan. The loan was due and repaid in February 2011. The loan was guaranteed by one of our subsidiaries.

On July 26, 2010, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40.00 million (approximately $6.04 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by our CEO, one of our subsidiaries and Chuang Guan.

On July 21, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB54.60 million (approximately $8.24 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by three of our subsidiaries and is collateralized by the property of a subsidiary.

On July 15, 2010, we entered into a loan agreement with China Construction Bank. We borrowed RMB30.00 million (approximately $4.53 million) with an annual interest rate equal to 6.10%, with interest payable on the 20th of each month. The loan is due in July 2011 and is collateralized by the property of a subsidiary.

On July 1, 2010, we entered into a loan agreement with Guangdong Development Bank. We borrowed RMB49.60 million (approximately $7.49 million) with an annual interest rate equal to 6.39%, with interest payable on the 20th of each month. The loan is due in June 2011. The loan is guaranteed by our CEO and one of our subsidiaries.

On June 18, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China (Asia) Limited. We borrowed $8.00 million and $2.00 million on July 15, 2010 and August 12, 2010, respectively, with an effective interest rate at 3% per annum over the applicable one year London Inter Bank Offered Rate (3.78% at December 31, 2010), with interest payable on the due date of the loan. Interest payable is calculated on the basis of the actual number of days elapsed and a 360-day year. The loan is due in July 2011. The loan is guaranteed by our CEO and is collateralized by fixed assets of a subsidiary and the shares of a subsidiary.

On May 21, 2010, we entered into a loan agreement with China Zheshang Bank. We borrowed RMB20.00 million (approximately $3.02 million) with an annual interest rate equal to 110% of the benchmark lending rate of The People’s Bank of China, with interest payable on the 20th of each month. The loan was due and repaid in November 2010. The loan was guaranteed by our CEO, and two of our subsidiaries.

On May 18, 2010, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40.00 million (approximately $6.04 million) with an annual interest rate equal to 4.86%, with interest payable on the 20th of each month. The loan was due in November 2010, but repaid in July 2010. The loan was guaranteed by our CEO, one of our subsidiaries and Chuang Guan.

On April 16, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80.00 million (approximately $12.08 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by our CEO and one of our subsidiaries, and is collateralized by the properties and land use rights of a subsidiary.

On April 15, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80.00 million (approximately $12.08 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by our CEO, and is collateralized by the properties and land use rights of a subsidiary.

On March 31, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50.00 million (approximately $7.55 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB90.00 million (approximately $13.59 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the properties of two subsidiaries.

On March 24, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB60.00 million (approximately $9.06 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the properties of two subsidiaries.

On March 4, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB31.00 million (approximately $4.68 million) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in February 2011. The loan was guaranteed by three of our subsidiaries, and was collateralized by the property of a subsidiary.

On March 4, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB39.00 million (approximately $5.89 million) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in January 2011. The loan was guaranteed by three of our subsidiaries, and was collateralized by the property of a subsidiary.

On March 3, 2010, we entered into a loan agreement with China Construction Bank. We borrowed RMB50.00 million (approximately $7.55 million) with an annual interest rate equal to 6.10%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO and one of our subsidiaries, and is collateralized by the property of a subsidiary.

On March 2, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB41.00 million (approximately $6.19 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On February 26, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB48.00 million (approximately $7.25 million) with an annual interest rate equal to 5.04%, with interest payable on the 20th of each month. The loan was due and repaid in November 2010. The loan was guaranteed by our CEO and two of our subsidiaries, and was collateralized by the property and land use rights of a subsidiary.

On February 11, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB75.00 million (approximately $11.33 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in February 2011, but repaid in December 2010. The loan was guaranteed by our CEO and two of our subsidiaries, and was collateralized by the property and land use rights of a subsidiary.

On February 8, 2010, we entered into a loan agreement with Societe Generale. We borrowed RMB27.00 million (approximately $4.08 million) with an annual interest rate equal to 4.86%, with interest payable on the due date of the loan. The loan was due and repaid in August 2010. The loan was guaranteed by one of our subsidiaries.

On February 3, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB59.00 million (approximately $8.91 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in February 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries, and was collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB100.00 million (approximately $15.10 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan was due in January 2011. We repaid RMB80.00 million (approximately $12.08 million) and RMB20.00 million (approximately $3.02 million) in June 2010 and January 2011, respectively.  The loan was guaranteed by our CEO.

On January 7, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB75.00 million (approximately $11.33 million) with an annual interest rate equal to 5.84%, with interest payable on the 20th of each month. The loan was due in January 2011, but repaid in December 2010. The loan was guaranteed by our CEO and two of our subsidiaries, and was collateralized by the property and land use rights of a subsidiary.

On December 25, 2009, we entered into a loan agreement with Bank of Ningbo. We borrowed RMB30.00 million (approximately $4.53 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in December 2010. The loan was guaranteed by our CEO and one of our subsidiaries.

On December 11, 2009, we entered into a loan agreement with Agricultural Bank of China. We borrowed RMB20.00 million (approximately $3.02 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in September 2010, but repaid in January 2010. The loan was guaranteed by our CEO and COO and one of our subsidiaries, and was collateralized by the land use right and properties of a subsidiary.

On December 11, 2009, we entered into a loan agreement with Agricultural Bank of China. We borrowed RMB20.00 million (approximately $3.02 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in October 2010, but repaid in January 2010. The loan was guaranteed by our CEO and COO and one of our subsidiaries, and was collateralized by the land use right and properties of a subsidiary.

On November 6, 2009, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB50.00 million (approximately $7.55 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in November 2010. The loan was guaranteed by three of our subsidiaries, and was collateralized by the land use rights and property of a subsidiary.

On September 30, 2009, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB20.00 million (approximately $3.02 million) with an annual interest rate equal to 105% of the benchmark lending rate, with interest payable on the 20th of each month. The loan was due in September 2010, but repaid in July 2010. The loan was guaranteed by our CEO and two of our subsidiaries, and was collateralized by the property of a subsidiary.

On August 13, 2009, we entered into a loan agreement with China Construction Bank. We borrowed RMB30.00 million (approximately $4.53 million) with an annual interest rate equal to 5.5755%, with interest payable on the 20th of each month. The loan was due in August 2010, but repaid in July 2010, and was collateralized by the property of a subsidiary.

On May 20, 2009, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40.00 million (approximately $6.04 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in May 2010. The loan was guaranteed by our CEO, one of our subsidiaries and Chuang Guan.

On April 15, 2009, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80.00 million (approximately $12.08 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in April 2010, but repaid in March 2010. The loan was collateralized by the properties of two subsidiaries.

On April 1, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50.00 million (approximately $7.55 million) with an annual interest rate equal to 92% of benchmark lending rate, with interest payable on the 20th of each month. The loan was due in April 2010, but repaid in March 2010. The loan was guaranteed by our CEO, his wife and our subsidiaries, and was collateralized by the land use rights of a subsidiary.

On February 25, 2009, we entered into a loan agreement with China Merchants Bank. We borrowed RMB60.00 million (approximately $8.79 million) with an annual interest rate equal to 92% of the benchmark lending rate. The loan was due in February 2010, and the interest was payable on the 20th of each month. The loan was guaranteed by our CEO, his wife and our subsidiaries, and was collateralized by the land use rights of a subsidiary. We repaid RMB10.00 million (approximately $1.46 million) and RMB50.00 million (approximately $7.33 million) in March 2009 and in the first quarter of 2010, respectively.

b) Product financing arrangements

As of December 31, 2010, the amount, maturity date and original term of each of our obligations under product financing arrangements were as follows:

(All amounts in millions of U.S. dollars)
Lender	Amount *	Maturity Date	Original Term
A Financial Institution	$6.42	June 2013	3 years
A Financial Institution	0.58	September 2013	4 years
A Financial Institution	4.63	September 2012	3 years
A Financial Institution	1.53	July 2011	3 years
Total	$13.16
* Calculated on the basis that $ 1 = RMB 6.62

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

c) Guaranteed senior unsecured notes payable

As of December 31, 2010, we had outstanding the Tranche B Notes. The Tranche B Notes have a principal amount of $84.00 million, zero coupon interest and a fair value of $78.44 million, resulting in a debt discount of $5.56 million and an effective interest rate of approximately 5%. The Tranche B Notes mature on September 2, 2012. We are to repay the principal amount in six consecutive semi-annual installments, that began on March 2, 2010, with 46%, 46%, and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. We will be entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by our significant subsidiaries to the extent permitted under applicable laws. We repaid $38.64 million of the principal on the Tranche B Notes in 2010.

d) Others

The Kunming Safe City project consisted of two stages - Stage I and Stage II. Stage I was completed in December 2008, and Stage II was completed in March 2009. All receivables totaling RMB123 million (approximately $18 million) related to Stage I were sold to ICBC in March 2009 for RMB113 million (approximately $16.5 million). This amount was fully collected from ICBC in March 2009. Stage II receivables were RMB86 million ($12.6 million), of which RMB11.33 million (approximately $1.71 million) was outstanding as of December 31, 2010. This receivable from the Kumming Municipal Government was fully collected in February 2011.

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

Loan facility liquidity requirements

In the coming year, we have approximately $196.33 million in bank loans that will mature. We believe we will be able to pay all obligations as they become due. As some of our loans become due, we may elect to renew or refinance, rather than repay, the indebtedness. However, there is no assurance that additional financing will become available on terms acceptable to us. We believe that we will have the ability to refinance our indebtedness when and if we elect to do so. While we currently are not in a position to know the terms of such refinancing, we expect to refinance our indebtedness at prevailing market rates and on prevailing market terms. We are exposed to a variety of risks associated with short-term borrowings including adverse fluctuations in fixed interest rates for short-term borrowings and unfavorable increases in variable interest rates, potential inability to service our short term indebtedness through cash flow from operations and the overall reduction of credit in the current economic environment.

We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities, the credit facilities referred to above and the anticipated bank loans, should be adequate to sustain our operations at our current levels through at least the next twelve months.

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

Obligations under material contracts

Below is a table setting forth our material contractual obligations as of December 31, 2010:

All amounts in millions of U.S. dollars
	Payments due by period
	Total	Less than 1	1-3 years	3-5 years	More than 5
		year			years
Debt Obligations	$316.69	$242.53	$74.16	$--	$--
Operating Lease Obligations	2.70	1.86	0.84	--	--
Total	$319.39	$244.39	$75.00	$--	$--

Critical Accounting Policies

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the most significant judgments and estimates in the preparation of financial statements, including the following:

  Basis of Consolidation - The consolidated financial statements of us and our subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of us and our subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidation.

  Use of Estimates - The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

  Fair value measurement - ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.
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

  At December 31, 2010, we had no financial assets or liabilities subject to recurring fair value measurements.

  Our financial instruments include cash, accounts receivable, other receivables, accounts and bills payable, notes payable, obligations under product financing arrangements and guaranteed senior unsecured notes payable. Management estimates that the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

  Accounts Receivable – Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade accounts receivable. We extend credit to our customers in the normal course of business when considered appropriate. Our credit terms in general are from 30 to 330 days, dependent upon the segment. We perform ongoing credit evaluations and generally do not require collateral. We maintain an allowance for potential credit losses based upon our loss history and its aging analysis. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts each reporting period based on a detailed analysis of our accounts receivable. In the analysis, we primarily consider the age of the customer’s receivable and also consider the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts.

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

  Intangible Assets - Intangible assets represent a surveillance recording system, surveillance software, customer relationship and contracts, trademarks, patents, technical know-how, non-compete agreements. The value of intangible assets acquired from Shenzhen Yuan Da Wei Shi Technology Limited was established by an independent accounting firm. The valuations and allocation of intangible assets for the acquisition of Cheng Feng, Hongtianzhi, HiEasy, Minking, Tsingvision, Stonesonic, Longhorn, Jin Lin, DIT, Coson and the businesses of the Four-Related Companies were determined by an independent appraisal firm. The cost of the intangible assets are being amortized using straight-line or accelerated methods over their estimated useful lives of 2 months to 25 years.

  The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. We test intangible assets with finite lives at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable. If an evaluation of the undiscounted future cash flows indicates impairment, the asset is written down to its estimated fair value.

  Goodwill - Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC 350-30-50, “Goodwill and Other Intangible Assets” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter each year.

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

  Revenue Recognition - Revenue from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104: “Revenue Recognition” and related interpretations. Revenues are recognized when the following criteria are met:

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

All revenues are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Product sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. We estimate the costs of satisfying warranty claims based on an analysis of past experience and provide for the future claims in the period the revenue is recognized.

We derive a significant portion of our revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under ASC 605-25 “Multiple-Element Arrangements.” Installation segment contracts vary in terms of contract amount and period of performance. The performance period for short-term contracts is usually between three and six months. The period of performance for long-term contracts is typically between a year and 36 months. Long-term contracts generally are entered into with municipalities, cities, provinces, or their affiliates located in China. These long-term contracts are further defined by agreed-upon detail specifications that outline defined stages. Completion of a defined stage represents basic service and products delivered, such as the installation of specified surveillance and safety systems in defined locations within the project area. Stages are typically planned to be completed over defined three to six-month periods. Each stage represents a discreet, defined phase of the total contract, for which completion can be readily determined. At the completion of a stage, and upon customer inspection, verification and acceptance of the work performed, we recognize the fixed price per stage as revenue. At the time of stage completion, we consider the title to work performed passing to the customer. Other than a warranty reserve, discussed below, we have no further obligations to the customer for a completed stage.

The use of contract accounting requires significant judgment in estimating total contract pricing and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract continually to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Our risk on fixed-price contracts is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

Approximately 1% of contract installation revenue is deferred for the repair work during the one-year warranty period. We carefully monitor the warranty work requested by our customers, and has determined that minimal warranty work has historically been requested to be performed. We believe that this 1% warranty reserve is adequate.

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

Revenue from surveillance and safety system one-year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as we believe it meets the conditions above related to its PCS arrangements and is therefore in compliance with the applicable accounting guidance.

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

  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, and preferential tax treatment.

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

	2010	2009	2008
Year end RMB: exchange rate	6.62	6.83	6.83
Average annual RMB: exchange rate	6.77	6.83	6.92

  No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

  Share-based Payments - On February 7, 2007, we adopted the 2007 Equity Incentive Plan, which was amended in February 2010. The plan, as amended, has a ten-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 12,000,000 shares of common stock. These restricted stocks are share-based payments subject to the provisions of ASC 718 “Stock Compensation ”. The fair values of these restricted stock awards are equal to the market value of our stock on the date of grant, after taking into account of certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events.

Recently Issued and Adopted Accounting Pronouncements

Business Combinations

(Included in ASC 805 “Business Combination,” previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. We accounted for our 2009 business acquisitions in accordance with these standards.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

Goodwill

(Included in ASC 350 “Intangibles-Goodwill and Other”)

In December 2010, the FASB issued ASU No.2010-28, “Intangibles-Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amount perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not believe the adoption of this update will materially impact our financial condition, results of operations and disclosures.

Noncontrolling Interests

(Included in ASC 810 “Consolidation,” previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”)

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

Accounting for Transfers of Financial Assets

(Included in ASC 860 “Transfers and Serving”)

This ASC guidance addresses information a reporting entity provides in its financial statements about: the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, it removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance was effective for us as of January 1, 2010. The adoption of this guidance had no impact on our consolidated financial statements.

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

Multiple Deliverable Revenue Arrangements

(Accounting Standards Updates 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are effective for us in the first quarter of 2011. We do not anticipate any material impact on our consolidated financial statements due to the adoption of these standards.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest and do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of December 31, 2010 and 2009 was $73.62 million and $50.53 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at December 31, 2010, would decrease net income before provision for income taxes by approximately $13.5 million or 5.0% for fiscal year ended December 31, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar. Except for the U.S. holding company, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase our comprehensive income by $18.05 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2010. As of December 31, 2010, our accumulated other comprehensive income was $45.62 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 begins on page F-1 of this annual report.

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2010 and 2009. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in millions of U.S. dollars, except for per share amounts)
	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter
Revenue	$120.19	$168.35	$182.15	$214.01
Gross profit	$28.98	$43.36	$55.93	$61.15
Income before income taxes	$5.00	$21.94	$31.91	$33.68
Net income attributable to the Company	$3.28	$17.80	$27.27	$29.04
Net income per share
Basic	$0.05	$0.25	$0.33	$0.35
Diluted	$0.05	$0.23	$0.31	$0.33

2009
Revenue	$96.42	$141.92	$159.82	$182.71
Gross profit	$25.03	$31.02	$35.34	$51.48
Income before income taxes	$2.20	$7.05	$21.83	$27.18
Net income attributable to the Company	$2.01	$6.50	$22.00	$26.07
Net income per share
Basic	$0.04	$0.14	$0.46	$0.41
Diluted	$0.04	$0.13	$0.41	$0.38

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2010.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

GHP Horwath, P.C. (“GHP”), our independent registered public accounting firm, has performed an audit of the effectiveness of our internal control over financial reporting as of December 31, 2010, and, as part of its audit, has issued its attestation report on the effectiveness of our internal controls over financial reporting herein as of December 31, 2010. GHP’s attestation report is included in this Annual Report on Form 10-K on page F-2. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the fourth fiscal quarter of 2010.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is included in our Proxy Statement relating to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: February 28, 2011

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

Signature	Capacity	Date

/s/ Guoshen Tu	Chairman, Chief Executive Officer and	February 28, 2011
Guoshen Tu	Director (Principal Executive Officer)

/s/ Terence Yap	Chief Financial Officer and Director	February 28, 2011
Terence Yap	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Runsen Li	Director	February 28, 2011
Runsen Li

/s/ Peter Mak	Director	February 28, 2011
Peter Mak

/s/ Robert Shiver	Director	February 28, 2011
Robert Shiver

FINANCIAL STATEMENTS

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009 AND 2008

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES TABLE OF CONTENTS
Pages
Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F3 – F4
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008	F5
Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008	F6 – F7
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F8 – F10
Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008	F11 – F41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
China Security & Surveillance Technology, Inc.

We have audited the accompanying consolidated balance sheets of China Security & Surveillance Technology, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited China Security & Surveillance Technology, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Security & Surveillance Technology, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Security & Surveillance Technology, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, China Security & Surveillance Technology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company adopted the provisions of new accounting standards relating to business combinations and non-controlling interests.

/s/ GHP HORWATH, P.C.
Denver, Colorado
February 28, 2011

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

ASSETS

	2010	2009
Cash and cash equivalents	$65,626	$154,483
Accounts receivable, net	433,986	251,604
Inventories, net	59,368	70,141
Prepayments and deposits	56,241	4,706
Advances to suppliers and subcontractors	88,360	39,399
Other receivables	47,116	26,692
Deferred tax assets	--	13
Total current assets	750,697	547,038

Deposits paid for business acquisitions, properties and intangible assets	146,243	7,199
Plant and equipment, net	75,294	75,447
Land use rights, net	7,896	7,733
Intangible assets, net	48,692	54,677
Goodwill	79,516	79,511
Deferred financing costs, net	2,684	1,953
TOTAL ASSETS	$1,111,022	$773,558

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF DECEMBER 31, 2010 AND 2009
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

LIABILITIES AND EQUITY

	2010	2009
CURRENT LIABILITIES
Notes payable – short term	$196,329	$57,116
Obligations under product financing arrangements – short term	6,687	5,184
Guaranteed senior unsecured notes payable – short term	37,408	35,701
Accounts and bills payable	32,240	68,817
Accrued expenses	49,421	26,762
Advances from customers	15,216	27,503
Taxes payable	28,648	14,835
Payable for acquisition of businesses, properties and land use rights	3,763	5,105
Deferred income	3,201	1,868
Total current liabilities	372,913	242,891

LONG TERM LIABILITIES
Notes payable – long term	60,570	--
Obligations under product financing arrangements – long term	6,474	6,541
Guaranteed senior unsecured notes payable – long term	6,580	43,988
Net deferred tax liabilities	282	773
Total liabilities	446,819	294,193

EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.0001 par value; 290,000,000 shares authorized, 89,521,115 (2010) and 67,866,730 (2009) shares issued and outstanding	9	7
Additional paid-in capital	374,417	285,025
Retained earnings	243,371	165,982
Statutory surplus reserve fund	804	804
Accumulated other comprehensive income	45,619	27,565
Total equity of the Company	664,220	479,383
Noncontrolling interest	(17)	(18)
Total equity	664,203	479,365
TOTAL LIABILITIES AND EQUITY	$1,111,022	$773,558

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	2010	2009	2008
Revenues	$684,703	$580,870	$427,354
Cost of goods sold (including depreciation and amortization for the years ended December 31, 2010, 2009 and 2008 of $998, $1,009 and $762, respectively)	495,280	438,005	306,813
Gross profit	189,423	142,865	120,541
Selling and marketing	11,821	12,496	12,056
General and administrative (including non-cash employee compensation for the years ended December 31, 2010, 2009 and 2008 of $24,739, $18,087 and $13,837, respectively)	61,526	52,677	42,295
Depreciation and amortization	12,135	11,731	8,729
Income from operations	103,941	65,961	57,461
Interest income	422	215	218
Gain on modification of convertible notes	--	9,315	--
Interest expense	(13,517)	(19,731)	(21,765)
Other income, net	1,684	2,500	2,236
Income before income taxes	92,530	58,260	38,150
Income taxes	(15,140)	(1,733)	(5,580)
Net income	77,390	56,527	32,570
Add: Net income (loss) attributable to the noncontrolling interest	(1)	50	33
Net income attributable to the Company	77,389	56,577	32,603
Foreign currency translation gain (loss)	18,054	(1,602)	17,294
Comprehensive income attributable to the Company	95,443	54,975	49,897
Comprehensive income (loss) attributable to the noncontrolling interest	1	(50)	(33)
COMPREHENSIVE INCOME	$95,444	$54,925	$49,864
NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS
BASIC	$1.02	$1.10	$0.73
DILUTED	$0.96	$1.01	$0.72
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	76,092,000	51,317,000	44,721,000
DILUTED	80,522,000	56,171,000	45,284,000

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	The Company’s shareholders
	Common Stock
					Accumulated	Statutory
			Additional		Other	Surplus	Non
		Par	Paid-in	Retained	Comprehensive	Reserve	Controlling	Total
	Shares	Value	Capital	Earnings	Income	Fund	Interest	Equity
BALANCE AT JANUARY 1, 2008	42,506,150	4	110,254	76,802	11,873	804	65	199,802
Warrants exercised for cash per Securities Purchase Agreement	57,776	-	277	-	-	-	-	277
Issuance of restricted stock awards and recognition of stock-based compensation	3,046,057	1	13,836	-	-	-	-	13,837
Common stock issued for private placement	722,544	-	9,700	-	-	-	-	9,700
Common stock issued in connection with Exclusive Cooperation Agreement with Beijing DM Security & Technology Co., Ltd.	136,378	-	2,041	-	-	-	-	2,041
Common stock issued for acquisition of Guangdong Stonesonic Digital Technique Co., Ltd.	953,918	-	7,048	-	-	-	-	7,048
Common stock issued for acquisition of Shenzhen Longhorn Security Technology Co., Ltd.	790,502	-	9,593	-	-	-	-	9,593
Common stock issued for acquisition of Beijing Aurine Divine Land Technology Co., Ltd.	206,661	-	3,223	-	-	-	-	3,223
Common stock issued for acquisition of Shenzhen Jin Lin Technology Co., Ltd.	268,870	-	2,440	-	-	-	-	2,440
Common stock issued for acquisition of Shenzhen Wandaiheng Industrial Limited	453,736	-	6,394	-	-	-	-	6,394
Foreign currency translation	-	-	-	-	17,294	-	-	17,294
Net income for the year	-	-	-	32,603	-	-	(33)	32,570
BALANCE AT DECEMBER 31, 2008	49,142,592	5	164,806	109,405	29,167	804	32	304,219

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	The Company’s shareholders
	Common Stock
					Accumulated	Statutory
			Additional		Other	Surplus	Non
		Par	Paid-in	Retained	Comprehensive	Reserve	Controlling	Total
	Shares	Value	Capital	Earnings	Income	Fund	Interest	Equity
Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	1,925,431	-	18,087	-	-	-	-	18,087
Common stock issued for acquisition of DIT Industry(H.K.) Limited	139,573	-	906	-	-	-	-	906
Common stock issued for acquisition of Shenzhen Coson Electronic Co., Ltd.	341,228	-	1,669	-	-	-	-	1,669
Adjustment to cost of acquisitions related to resolved contingencies	-	-	1,441	-	-	-	-	1,441
Common stock issued to new investors	13,415,148	2	80,177	-	-	-	-	80,179
Common stock issued for settlement of convertible notes	2,902,758	-	17,939	-	-	-	-	17,939
Foreign currency translation	-	-	-	-	(1,602)	-	-	(1,602)
Net income for the year	-		-	56,577	-	-	(50)	56,527
BALANCE AT DECEMBER 31, 2009	67,866,730	$7	$285,025	$165,982	$27,565	$804	$(18)	$479,365
Common stock issued in public offering, net of offering costs	17,250,000	2	64,571	--	--	--	--	64,573
Warrants exercised for cash	17,142	--	82	--	--	--	--	82
Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	4,387,243	--	24,739	--	--	--	--	24,739
Foreign currency translation gain	--	--	--	--	18,054	--	--	18,054
Net income for the year	--	--	--	77,389	--	--	1	77,390
BALANCE AT DECEMBER 31, 2010	89,521,115	$9	$374,417	$243,371	$45,619	$804	$(17)	$664,203

 See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share amounts)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,390	$56,527	$32,570
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	900	2,432	401
Depreciation and amortization	13,133	12,740	9,491
Provision for obsolete inventories	688	348	14
Amortization of consultancy services	--	11	135
Amortization of deferred financing costs	1,277	646	206
Non-cash compensation expense	24,739	18,087	13,837
Redemption accretion on convertible notes	--	14,851	19,641
Debt discount amortization	2,939	1,249	--
Gain on modification of convertible notes	--	(9,315)	--
Deferred tax (benefit) expense	(502)	1,045	142
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(175,474)	(104,332)	(73,827)
Inventories	12,262	47,313	(63,306)
Prepayments and deposits	(51,389)	2,793	(2,381)
Advances to suppliers and subcontractors	(47,739)	(22,233)	(12,850)
Related party receivables	--	--	587
Other receivables	(19,596)	(12,324)	(2,060)
Increase (decrease) in:
Accounts and bills payable and accrued expenses	(16,885)	32,736	21,312
Advances from customers	(13,140)	(1,156)	17,077
Taxes payable	13,353	10,525	(318)
Deferred income	1,275	660	229
Net cash (used in) provided by operating activities	(176,769)	52,603	(39,100)

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share amounts)

	2010	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(2,518)	(4,143)	(6,129)
Additions to intangible assets, other than through business acquisitions	(1,749)	(2,585)	(2,320)
Additions to land use rights, other than through business acquisitions	--	(174)	(5,101)
Deposits paid for business acquisitions, properties and intangible assets	(144,662)	(3,259)	(4,147)
Deposits refunded for acquisition of subsidiaries	7,825	1,904	1,943
Net cash outflow on acquisition of net assets of businesses acquired (net of cash acquired)	--	273	(10,997)
Payments of payables for acquisition of businesses, properties and land use rights	(1,341)	(11,077)	--
Payments of adjustments to cost of acquisitions related to resolved contingencies	--	(425)	--
Proceeds from sale of land use rights and property	--	--	3,379
Net cash used in investing activities	(142,445)	(19,486)	(23,372)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	64,573	80,179	9,700
Proceeds from borrowings, net of financing costs	340,148	65,874	17,401
Repayment of borrowings	(143,138)	(21,865)	(19,386)
Repayment of guaranteed senior unsecured notes payable	(38,640)	--	--
Proceeds from obligations under product financing arrangements, net of financing costs	6,271	8,362	6,687
Repayment of obligations under product financing arrangements	(6,363)	(4,511)	(1,143)
Repayment of convertible notes payable	--	(52,500)	--
Proceeds from exercise of warrants	82	--	277
Net cash provided by financing activities	222,933	75,539	13,536
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(96,281)	108,656	(48,936)
Effect of exchange rate changes on cash and cash equivalents	7,424	(1,952)	7,644
Cash and cash equivalents, beginning of year	154,483	47,779	89,071
CASH AND CASH EQUIVALENTS, END OF YEAR	$65,626	$154,483	$47,779

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
Expressed in thousands of U.S. dollars
(Except for share amounts)

SUPPLEMENTARY CASH FLOW INFORMATION:
	2010	2009	2008
Interest paid	$11,125	$3,041	$1,834
Income taxes paid	$1,765	$1,953	$9,656

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

139,573 shares of common stock were issued in satisfaction of a payable of approximately $906 related to the acquisition of DIT Industry(H.K.) Limited (“DIT”) in February 2009. (Note 1)

341,228 shares of common stock were issued in satisfaction of the purchase price of approximately $1,669 in the acquisition of Shenzhen Coson Electronic Co. Ltd. (“Coson”) in February 2009. (Note 1)

2,902,758 shares of common stock were issued as part of the consideration for the restructuring of the $60,000 Guaranteed Senior Unsecured Convertible Notes Due 2012 and $50,000 Guaranteed Senior Unsecured Convertible Notes Due 2012. (Note 12)

136,378 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $2,041 in the establishment of the exclusive cooperation agreement with Beijing DM Security & Technology Co., Ltd. (“DM”) on January 18, 2008. (Note 1)

953,918 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $7,048 for the acquisition of Guangdong Stonesonic Digital Technique Co., Ltd. (“Stonesonic”) on June 4, 2008. (Note 1)

790,502 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $9,593 for the acquisition of Shenzhen Longhorn Security Technology Co., Ltd. (“Longhorn”) on June 4, 2008. (Note 1)

206,661 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $3,223 for the acquisition of Beijing Aurine Divine Land Technology Co., Ltd. (“Guanling”) on June 4, 2008. (Note 1)

268,870 shares of common stock were issued in satisfaction of the equity portion of the purchase price of approximately $2,440 for the acquisition of Shenzhen Jin Lin Technology Co., Ltd. (“Jin Lin”) on December 10, 2008. (Note 1)

453,736 shares of common stock were issued in satisfaction of the purchase price of approximately $6,394 in the acquisition of 100% beneficial interest (but not the legal title and record ownership) of Huge Long Limited (“Huge Long”) on December 10, 2008. (Note 1)

See accompanying notes to the consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1. ORGANIZATION, RECENT EQUITY TRANSACTIONS AND BUSINESS ACQUISITIONS

(a) Organization

China Security & Surveillance Technology Inc. (“CSST” or the “Company”) is engaged in the business of installing, manufacturing, distributing and servicing of surveillance and safety systems, products and services which integrates development, manufacturing, marketing, and maintenance of digital video surveillance and network communication together. The Company operates primarily in the People’s Republic of China (“PRC” or “China”).

On October 29, 2007, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “CSR”. On October 13, 2008, the Company’s common stock commenced secondary trading on Nasdaq Dubai in U.S. dollars under the symbol “CSR”.

(b) Recent equity transactions

On July 31, 2006, the Company completed a private placement transaction with certain accredited investors in which it sold 4,634,592 units for $16,200 at $3.50 per share. Net proceeds to the Company from the sale of the units were approximately $14,900. Each unit consists of one share of common stock and a warrant to purchase one-fifth of one share of common stock. The exercise price for each whole warrant is $4.80. The warrants have a term of five years and include a cashless exercise feature. For the years ended December 31, 2010, 2009 and 2008, 17,142, 0 and 57,776 warrants were exercised at $4.80 per share, respectively.

On July 23, 2008, the Company consummated a private placement transaction in which it sold 722,544 units to certain non-U.S. investors for $10,000 at a per unit price of $13.84. Net proceeds to the Company from this private placement were approximately $9,700. Each unit consists of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock. The Company issued warrants to purchase 144,509 shares of its common stock at an exercise price of $19.23 per share. The warrants have a term of three years and include a cashless exercise feature. No warrants have been exercised through December 31, 2010.

On August 24, 2009, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company sold 4,056,000 shares of common stock for $25,350 at $6.25 per share. Net proceeds to the Company were approximately $23,910. The Company also issued one-year warrants to purchase 1,014,000 shares of its common stock at an exercise price of $8.62 per share. All of these warrants expired unexercised on August 23, 2010.

On October 2, 2009, the Company entered into a securities purchase agreement with certain purchasers pursuant to which the Company sold 9,359,418 shares of common stock for $58,496 at $6.25 per share. Net proceeds to the Company were approximately $56,269. The Company also issued warrants to purchase 2,339,787 shares of its common stock at an exercise price of $8.16 per share. All of these warrants expired unexercised on October 1, 2010.

On May 25, 2010, the Company completed a public offering, in which the Company sold 17,250,000 shares of common stock for $69,000 at $4.00 per share. Net proceeds to the Company were approximately $64,573.

A summary of the status of the Company’s warrants (including those granted in the equity transactions discussed above) and the changes during the years ended December 31, 2010, 2009, and 2008 is presented below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Prices	Shares	Prices	Shares	Prices
Outstanding at beginning of year	3,528,302	$8.72	174,515	$16.75	87,782	$4.80
Granted	--	--	3,353,787	8.30	144,509	19.23
Exercised	(17,142)	(4.80)	--	--	(57,776)	(4.80)
Expired	(3,353,787)	(8.30)	--	--	--	--
Outstanding at end of year	157,373	$18.05	3,528,302	$8.72	174,515	$16.75
Warrants exercisable at end of year	157,373		3,528,302		174,515

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1. ORGANIZATION, RECENT EQUITY TRANSACTIONS AND BUSINESS ACQUISITIONS (CONTINUED)

(c) Recent business acquisitions

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Kit Grant Limited (“Kit Grant”) under which the Company agreed to pay total consideration of RMB227,038 (approximately $32,299) in exchange for a 100% ownership interest in Kit Grant, consisting of RMB125,000 (approximately $17,809) in cash and 953,918 shares of the Company’s common stock valued at RMB102,038 (approximately $14,490). The Company issued 953,918 shares of the Company’s common stock (valued at $7,048, after adjustment for contingent consideration) to the shareholder of Kit Grant and her designees in June 2008. Kit Grant is a holding company with no assets other than a 100% equity interest in Stonesonic.

On April 2, 2008, the Company entered into an equity transfer agreement with the shareholder of Sincere On Limited (“Sincere On”) under which the Company agreed to pay total consideration of RMB120,558 (approximately $17,151) in exchange for a 100% ownership interest in Sincere On, consisting of RMB36,000 (approximately $5,121) in cash and 790,502 shares of the Company’s common stock valued at RMB84,558 (approximately $12,030). The Company issued 790,502 shares of the Company’s common stock  (valued at $9,593, after adjustment for contingent consideration) to the shareholder of Sincere On and her designees in June 2008. Sincere On is a holding company with no assets other than a 100% equity interest of Longhorn.

On April 21, 2008, the Company entered into an equity transfer agreement with the shareholder of Sharp Eagle (HK) Limited (“Sharp Eagle”) under which the Company agreed to pay total consideration of RMB39,110 (approximately $5,587) in exchange for a 100% ownership interest in Sharp Eagle, consisting of RMB12,500 (approximately $1,644) in cash and 206,661 shares of the Company’s common stock valued at RMB26,610 (approximately $3,943). The Company issued 206,661 shares of its common stock  (valued at $3,223, after adjustment for contingent consideration) to the shareholder of Sharp Eagle and her designees in June 2008. Sharp Eagle is a holding company with no assets other than a 100% equity interest of Guanling.

On July 7, 2008, the Company entered into an equity transfer agreement with the shareholder of Long Top Limited (“Long Top”) under which the Company agreed to pay total consideration of RMB68,582 (approximately $10,000) in exchange for a 100% ownership interest in Long Top, consisting of RMB40,000 (approximately $5,832) in cash and shares of the Company’s common stock valued at RMB28,582 (approximately $4,168). RMB13,000 (approximately $1,896) of the purchase price was paid as a deposit in April 2008. The balance of the cash portion of the purchase price, RMB 27,000 (approximately $3,936), was paid in 2009 upon Long Top and Jin Lin’s achievement of certain financial thresholds. The Company issued 268,870 shares of its common stock  (valued at $2,440, after adjustment for contingent consideration) to the shareholder of Long Top on December 10, 2008. Long Top is a holding company with no assets other than 100% of the equity interest of Jin Lin.

On November 11, 2008, the Company entered into an equity transfer agreement with the shareholder of DIT under which the Company agreed to pay total consideration of RMB23,680 (approximately $3,469) in exchange for a 100% ownership interest in DIT, consisting of RMB13,800 (approximately $2,022) in cash and shares of the Company’s common stock valued at RMB9,880 (approximately $1,447). The Company issued 139,573 shares of its common stock (valued at $906, after adjustment for contingent consideration) to the shareholder of DIT in February 2009.

On January 12, 2009, the Company entered into an equity transfer agreement with the shareholder of Multiwin International Holdings Limited (“Multiwin”) and acquired a 100% ownership interest in Multiwin, which is a holding company that owns all the outstanding equity of Coson. The Company has agreed to pay total consideration up to RMB 51,768 (approximately $7,518) in exchange for 100% ownership of Multiwin, consisting of RMB 40,000 (approximately $5,849) in cash and RMB 11,768 (approximately $1,669) in the Company’s shares of common stock. The number of shares issuable in satisfaction of the equity portion of the purchase price was 341,228, which were issued in February 2009. Under the terms of such agreement, 102,368 and 68,247 shares of the Company’s common stock were to be returned if Coson did not meet certain net income targets in 2008 and 2009, respectively. In addition, RMB 8,000 (approximately $1,170) of the cash consideration was to be paid only if the 2009 net income target was met. These targets were met in 2008 and 2009, as a result, the Company paid the remaining cash consideration of RMB 8,000 (approximately $1,170) in 2010.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1. ORGANIZATION, RECENT EQUITY TRANSACTIONS AND BUSINESS ACQUISITIONS (CONTINUED)

(c) Recent business acquisitions - continued

On January 18, 2008, the Company entered into an exclusive cooperation agreement with DM, which is engaged in the business of designing, developing and selling security and surveillance products, pursuant to which the parties have agreed, among other things, that the Company’s subsidiary, China Security & Surveillance Technology (PRC) Inc. (“CSST PRC”) will provide various items to DM, including training services, provision of technology licenses, equipment, consultations, workforces and other related services. DM is to subcontract all its work to CSST PRC, or its designees, to the extent permitted by local laws and regulations at no less than 80% of the face value of the contract. DM has agreed to add CSST PRC’s name to its marketing materials, and its marketing and business development activities are to be conducted either in the name of both DM and CSST PRC or through a joint venture established by the parties. The valuation of the agreement was determined by an independent appraisal firm. The Company did not acquire any of the assets or liabilities of DM, and the entire purchase price was allocated to an intangible asset, consisting of an exclusive cooperation relationship. The Company’s total cost for entry into the exclusive cooperation agreement was $4,798, for which the Company issued 136,378 restricted shares in January 2008.

On August 6, 2008, the Company acquired a 100% beneficial interest (but not record ownership) of all the issued and outstanding capital stock of Huge Long Limited (“Huge Long”) (the “First Closing”) and acquired the legal title and record ownership of all the issued and outstanding shares of capital stock of Huge Long on December 30, 2009 (the “Second Closing”). The Second Closing was conditioned upon the acquisition by Huge Long of the legal title of WDH. WDH owns a parcel of land located in the Bao’an District of Shenzhen (the “Industrial Park”). The Company was granted an exclusive right to use the Industrial Park at the First Closing.

The Company paid total consideration of RMB145,812 (approximately $21,279) in exchange for the 100% beneficial interest in Huge Long, consisting of RMB102,000 (approximately $14,885) in cash and 453,736 shares of the Company’s common stock valued at RMB43,812 (approximately $6,394). The Company’s total cost for acquiring the land use rights and properties were $4,382 and $16,897, respectively. RMB80,000 (approximately $11,675) of the purchase price was paid as a deposit in 2007 and January 2008. The balance of the cash portion of the purchase price, RMB 22,000 (approximately $3,210) was paid at the Second Closing (December 2009). The equity portion of the purchase price, 453,736 shares of restricted stock, was issued on December 10, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Renminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, all assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity. The exchange rates utilized as follows:

	2010	2009	2008
Year-end RMB exchange rate	6.62	6.83	6.83
Average annual RMB exchange rate	6.77	6.83	6.92

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(d) Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

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

At December 31, 2010, the Company has no financial assets or liabilities subject to recurring fair value measurements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Fair Value Measurement - continued

The Company's financial instruments include cash, accounts receivable, other receivables, accounts and bills payable, notes payable, obligation under product financing arrangements and guaranteed senior unsecured notes payable. Management estimates that the carrying amounts of financial instruments approximate their fair values due to their short-term nature.

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2010 or 2009.

(g) Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms in general are from 30 to 330 days, dependent upon the segment, the nature of the project, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

As of December 31, 2010, one individual customer had an accounts receivable balance which represented approximately 13.5% of the Company’s total accounts receivable. There were no other individual customers with a balance greater than 10% of total accounts receivable at December 31, 2010. As of December 31, 2009, no individual customer had an accounts receivable balance greater than 10% of the Company’s total accounts receivable.

From time to time, the Company enters into receivable factoring arrangements. The Company accounts for these arrangements under ASC 860, “Transfers and Servicing.” These arrangements are without recourse, the receivables are isolated from the Company, the transferee has the right to pledge or exchange the receivables, and the Company does not maintain effective control over the receivables. Therefore, these arrangements satisfy the conditions to be accounted for as a sale and the Company recognizes any gain or loss in earnings. The Company did not enter into any receivable factoring agreements during 2010 and entered into one agreement in 2009 (see Note 3).

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Inventories

Manufacturing, distribution and service segment inventories consist of raw materials work in process and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs.

Installation segment contract costs are included within installations in process, a component of inventories, and include materials, labor and overhead related to the installations.

As of December 31, 2010 and 2009, inventories held under product financing arrangements (see Note 11) were $19,808 and $12,953, respectively.

During the years ended December 31, 2010, 2009 and 2008, approximately 44%, 21% and 30%, of total inventory purchases were from five suppliers, respectively. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company on comparable terms.

(i) Plant and Equipment

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

(j) Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of the rights.

The Company paid in advance for the lease of four parcels of land for 50-year time periods, consisting of approximately $8,791. The lease periods began during 2004 to 2008 and expire between 2054 and 2058. The amount is being amortized and recorded as expense over the 50-year terms of the leases.

(k) Accounting for Software To Be Sold, Leased or Marketed

The Company accounts for software development costs in accordance with ASC 985-20 “Costs of Software to Be Sold, Leased or Marketed”. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of five years. The Company performs periodic reviews to ensure that unamortized software development costs remain recoverable from future revenue.

At December 31, 2010 and 2009, unamortized computer software costs were $5,331 and $4,693, respectively. During the years ended December 31, 2010, 2009 and 2008, $1,446, $1,119 and $649, of amortization expenses were charged to income, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Intangible Assets

The cost of the intangible assets are being amortized using the following amortization methods and estimated useful lives:

Nature	Amortization method	Useful lives
Trademarks	Straight-line method	11 – 25 years
Exclusive cooperation agreements	Straight-line method	20 years
Customer base	Straight-line and accelerated methods	5 – 10 years
Patents	Straight-line method	10 years
Technical know-how	Straight-line and accelerated methods	9 – 10 years
Non-compete agreements	Straight-line and accelerated methods	5 years
Contracts in progress	Straight-line method	2 – 9 months
Surveillance software	Straight-line method	5 years
Surveillance recording system	Straight-line method	5 years

The Company follows the provisions of ASC 350-30-50 “Goodwill and Other Intangible Assets”. Under this guidance, finite-lived intangible assets are amortized over their estimated useful lives, and are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. Through December 31, 2010, the Company determined that no impairment adjustments were necessary.

(m) Goodwill

Goodwill represents the excess of the purchase price over the net fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC350-30-50 “ Goodwill and Other Intangible Assets ”, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in the fourth quarter of each year.

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Goodwill – continued

In the fourth quarters of 2010, 2009 and 2008, the Company tested goodwill for impairment and it was determined that goodwill was not impaired at any of these dates and none of the Company’s reporting units with significant goodwill was at risk of failing step one of this goodwill impairment test.

(n) Accounting for the Impairment of Long-Lived Assets

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

There was no impairment of long-lived assets as of December 31, 2010 and 2009.

(o) Revenue Recognition

Revenue from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104: “Revenue Recognition” and related interpretations. Revenues are recognized when the following criteria are met:

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

All revenues are recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Product sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. The Company estimates the costs of satisfying warranty claims based on an analysis of past experience and provides for future claims in the period the revenue is recognized. As of December 31, 2010 and 2009, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

The Company derives a significant portion of its revenue from the supply and installation of surveillance and safety equipment in its Installation Segment; the two deliverables do not meet the separation criteria under ASC 605-25 “Multiple-Element Arrangements.” Installation segment contracts vary in terms of contract amount and period of performance. The performance period for short-term contracts is usually between three and six months. The period of performance for long-term contracts is typically between a year and 36 months. Long-term contracts generally are entered into with municipalities, provinces, or their affiliates located in China. These long-term contracts are further defined by agreed-upon detail specifications that outline defined stages. Completion of a defined stage represents basic service and products delivered, such as the installation of specified surveillance and safety systems in defined locations within the project area. Stages are typically planned to be completed over defined three to six-month periods. Each stage represents a discreet, defined phase of the total contract, for which completion can be readily determined. At the completion of a stage, and upon customer inspection, verification and acceptance of the work performed, the Company recognizes the fixed price per stage as revenue. At the time of stage completion, the Company considers the title to work performed passing to the customer. Other than a warranty reserve, discussed below, the Company has no further obligations to the customer for a completed stage.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o) Revenue Recognition - continued

The use of contract accounting requires significant judgment in estimating total contract pricing and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. The Company's estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract continually to assess the contract's schedule, performance, technical matters and estimated cost at completion. The risk to the Company on fixed-price contracts is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

Approximately 1% of contract installation revenue is deferred for repair work during the one-year warranty period. The Company monitors the warranty work requested by its customers, and has determined that minimal warranty work has historically been requested to be performed. Deferred income balances as of December 31, 2010 and 2009 were $3,201 and $1,868, respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve. Management believes that this 1% warranty reserve is adequate as of December 31, 2010 and 2009.

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

Revenue from surveillance and safety system one-year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as the Company believes it meets the conditions above related to its PCS arrangements and is therefore in compliance with applicable accounting guidance.

For 2010, one individual customer accounted for approximately 13.1% of the Company’s net revenue, there was no other individual customer accounted for greater than 10% of the Company’s net revenue. For 2009 and 2008, no individual customer accounted for greater than 10% of the Company’s net revenue.

(p) Deferred Income

Deferred income represents amounts related to contract warranty periods discussed above in Note 2(o).

(q) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 amounted to $2,682, $2,856 and $1,890, respectively.

(r) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the years ended December 31, 2010, 2009 and 2008, the Company incurred advertising costs of approximately $3,888, $981 and $588, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. Retirement benefit expense for the years ended December 31, 2010, 2009 and 2008 were $1,374, $1,186 and $1,238, respectively, and are included in both selling and marketing expenses and general and administrative expenses.

(t) Other Income

During the year ended December 31, 2009, in connection with research and development activities in a designated locale, a subsidiary of the Company received approximately $756 as a subsidy from a local governmental agency in China. The subsidiary of the Company has no continuing obligation under the subsidy provision. The amount is included in other income presented in the consolidated statements of income.

(u) Income Taxes

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

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC. The Company is not subject to U.S. federal tax examinations for years before 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2010, 2009 and 2008. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and preferential tax treatment.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. In 2009, certain of the Company’s subsidiaries received a final income tax assessment from the PRC tax authority related to their 2008 PRC income tax filings. Based on the tax assessment, certain other income was deemed not taxable and additional deductions were allowed for certain research expenses. The Company received a refund from the PRC tax authority of $447 during the year ended December 31, 2009.

(v) Earnings Per Share

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

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v) Earnings Per Share - continued

For purposes of the computation of net income per share, shares issued in connection with acquisitions that are returnable are considered contingently returnable shares. These contingently returnable shares, although classified as issued and outstanding, are not included in the basic weighted average number of shares until all necessary conditions are met that no longer cause the shares to be contingently returnable. These contingently returnable shares are included in diluted weighted average number of shares as of the beginning of the period in which the conditions were satisfied (or as of the date of agreement, if later).

Unvested restricted shares issued under the Equity Incentive Plan are not included in basic weighted average number of shares but are considered to be outstanding as of the grant date for purpose of computing diluted EPS even though the shares are subject to vesting requirements.

The calculation of diluted EPS considers the dilutive effect of outstanding warrants for the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, 2009 and 2008, warrants were outstanding to acquire 157,373, 3,528,302 and 174,515 shares of common stock, respectively. With respect to outstanding warrants, the dilutive impact on the weighted average number of shares as calculated under the if-converted method was 2,658, 6,866 and 19,965 for the years ended December 31, 2010, 2009 and 2008, respectively. Warrants which were outstanding to acquire 144,509, 3,498,296 and 144,509 shares of common stock, respectively, were not included in the dilutive calculation for the years ended December 31, 2010, 2009 and 2008, as the effect would be anti-dilutive, under the if-converted method.

As discussed in Note 12, the Company restructured its convertible debt in September 2009. The “if converted” method was used in calculating the diluted earnings per share effect of the assumed conversion of the new convertible notes. Approximately $189 of the after-tax effect of interest expense related to the new notes was added back to net income, and the convertible debt was assumed to have been converted into approximately 694,000 common shares at the debt restructure date until the notes were repurchased in October and November 2009.

Approximately 8,182,000 and 5,452,000 shares of common stock that were underlying the previous convertible debt were not included in the dilutive calculation for the years ended December 31, 2009 and 2008, respectively, as the effect would be anti-dilutive.

Basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 were calculated as follows:

	2010	2009	2008
Net income attributable to the Company	$77,389	$56,577	$32,603
Add: Interest expense related to convertible notes	-	189	-
Adjusted net income for calculating EPS-diluted	$77,389	$56,766	$32,603
Weighted average number of common shares:
Basic	76,092,000	51,317,000	44,721,000
Effect of dilutive securities:
Convertible Notes	-	694,000	-
Warrants	2,658	6,866	19,965
Employee share-based compensation	4,427,342	4,153,134	543,035
Diluted	80,522,000	56,171,000	45,284,000
Earnings per share attributable to the Company
Basic	$1.02	$1.10	$0.73
Diluted	$0.96	$1.01	$0.72

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w) Recently Issued and Adopted Accounting Pronouncements

Business Combinations

(Included in ASC 805 “Business Combination,” previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The Company accounted for its 2009 business acquisitions in accordance with these standards.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Management does not believe the adoption of this update will have a material impact on the Company's consolidated financial statements.

Goodwill

(Included in ASC 350 “Intangibles-Goodwill and Other”)

In December 2010, the FASB issued ASU No.2010-28, “Intangible-Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Management does not believe the adoption of this update will materially impact the Company's financial condition, results of operations and disclosures.

Noncontrolling Interests

(Included in ASC 810 “Consolidation,” previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial statements, an amendment of ARB No. 51”)

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

Accounting for Transfers of Financial Assets

(Included in ASC 860 “Transfers and Serving”)

This ASC guidance addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, it removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance was effective for the Company as of January 1, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

Multiple Deliverable Revenue Arrangements

(Accounting Standards Updates 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are effective for the Company in the first quarter of 2011. The Company does not anticipate any material impact on its consolidated financial statements due to the adoption of these standards.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

3. ACCOUNTS AND OTHER RECEIVABLES

The Company provides an allowance for doubtful accounts receivable. The receivables and allowance balances at December 31, 2010 and 2009 are as follows:

	2010	2009
Accounts receivable	$436,700	$253,610
Less: allowance for doubtful accounts	(2,714)	(2,006)
Accounts receivable, net	$433,986	$251,604

	2010	2009	2008
Allowance for doubtful accounts, January 1	$2,006	$1,039	$288
Add: change in allowance for doubtful accounts	708	962	401
Add: allowance from acquired subsidiaries	--	5	350
Allowance for doubtful accounts, December 31	$2,714	$2,006	$1,039

In 2009, the Company sold RMB123,046 (approximately $18,000) of accounts receivable to a local Chinese bank on a non-recourse-basis in return for cash of RMB113,000 (approximately $16,530). As a result of this transaction, the Company recognized a loss of RMB10,046 (approximately $1,470) which was recorded in general and administrative expenses.

Other receivables primarily represent unsecured, short-term advances that the Company makes from time-to-time to third-party entities. These advances are due unsecured and on demand.

4. INVENTORIES

Inventories consist of the following as of December 31, 2010 and 2009:

	2010	2009
Raw materials	$12,449	$14,292
Work in progress	2,713	2,212
Finished goods	13,465	18,790
Installations in process	32,953	36,371
Total	61,580	71,665
Less: allowance for obsolete inventories	(2,212)	(1,524)
Inventories, net	$59,368	$70,141

	2010	2009	2008
Allowance for obsolete inventories , January 1	$1,524	$982	$553
Add: provision for obsolete inventories	688	348	14
Add: allowance from acquired subsidiaries	--	194	415
Allowance for obsolete inventories, December 31	$2,212	$1,524	$982

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of December 31, 2010 and 2009:

Current assets	2010	2009
Prepaid expenses	$3,392	$4,706
Installation contract deposits	52,849	--
	$56,241	$4,706
Non-current assets
Deposits paid for business acquisitions	$42,888	$5,081
Deposits paid for acquisition of land use rights, properties and intangible assets	103,355	2,118
	$146,243	$7,199

Installation contract deposits are made time-to-time by the Company  to demonstrate capital and resources in connection with bidding on certain projects. Such amounts are refundable upon the grant of the contract.

Non-current deposits are refundable on demand, and there are no binding commitments to acquire these assets.

6. ADVANCES TO SUPPLIERS AND SUBCONTRACTORS

The Company has made advances to third-party suppliers in advance of receiving inventory parts. These advances are generally made to expedite the delivery of required inventory when needed and to help to ensure priority and preferential pricing on such inventory. The amounts advanced to suppliers are fully refundable on demand and totaled $48,977 and $39,399 as of December 31, 2010 and 2009, respectively. The Company has also made advances to third-party subcontractors for work to be performed on certain projects, as work is performed by sub-contractors, such costs are allocated to installations in process (a component of inventories). Any unused amounts of such advances are refundable to the Company on demand. Advances to subcontractors were $39,383 at December 31, 2010, and $0 at December 31, 2009.

7. PLANT AND EQUIPMENT

Plant and equipment consists of the following as of December 31, 2010 and 2009:

	2010	2009
Buildings	$64,029	$62,102
Leasehold improvements	4,362	2,763
Plant and equipment	8,687	7,971
Electronic equipment	9,872	9,305
Motor vehicles	5,327	5,343
	92,277	87,484
Less: accumulated depreciation	(16,983)	(12,037)
Plant and equipment, net	$75,294	$75,447

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was $4,997, $4,267 and $3,187, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

8. LAND USE RIGHTS

Land use rights consist of the following as of December 31, 2010 and 2009:

	2010	2009
Cost of land use rights	$8,791	$8,526
Less: accumulated amortization	(895)	(793)
Land use rights, net	$7,896	$7,733

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $224, $163 and $69, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2011	$175
2012	175
2013	175
2014	175
2015	175
Thereafter	7,021
Total	$7,896

The Company sold land use rights and property for total consideration of RMB119,000 (approximately $16,119) in December 2007, of which RMB95,000 (approximately $12,700) was received in 2007, and the remaining proceeds of RMB24,000 (approximately $3,379) were received in January 2008.

9. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2010 and 2009:

	2010	2009
Trademarks (life of 11 to 25 years)	$17,222	$17,222
Exclusive cooperation agreements (life of 20 years)	13,632	13,632
Customer base (life of 5 to 10 years)	10,448	10,448
Patents (life of 10 years)	4,542	4,542
Technical know-how (life of 9 to 10 years)	17,072	17,030
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	11,219	9,268
Surveillance recording system (life of 5 years)	500	500
	76,348	74,355
Less: accumulated amortization	(27,656)	(19,678)
Intangible assets, net	$48,692	$54,677

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

9. INTANGIBLE ASSETS (CONTINUED)

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $7,912, $8,310 and $6,235, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2011	$6,911
2012	6,121
2013	5,566
2014	5,208
2015	3,921
Thereafter	20,965
Total	$48,692

10. NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of December 31, 2010 and 2009:

	2010	2009
Bank loans	$256,899	$57,116
Less: current portion	(196,329)	(57,116)
Long-term portion	$60,570	$--

As of December 31, 2010, notes payable are due as follows:

	Long-term	Short-term	Total
	notes	notes
2011	$--	$196,329	$196,329
2012	10,570	--	10,570
2013	50,000	--	50,000
Total	$60,570	$196,329	$256,899

In October 2010, the Company entered into a loan facility agreement (the “Loan Facility”) with China Development Bank Corporation Hong Kong Branch (“CDB”), pursuant to which CDB agreed to make available to the Company a term loan facility in an aggregate principal amount of up to $50,000, subject to terms and conditions of the Loan Facility. The Company borrowed a total of $50,000 on October 29, 2010 under the Loan Facility, with an annual interest rate of 3% per annum over the applicable six-month London Inter Bank Offered Rate (3.46% as of December 31, 2010), and on the same date, approximately $1,000 of other costs directly associated with the Loan Facility are recorded as deferred financing costs in the balance sheet. The borrowings under the Loan Facility are due in October 2013. The Company is amortizing these financing costs over the term of the obligation. The amortization is recorded as interest expense, which was $346 for the year ended December 31, 2010. Pursuant to the Loan Facility, if the Company’s chairman/chief executive officer, Mr. Guoshen Tu, (the “CEO” or “Mr. Tu”) ceases to be the beneficial owner of at least 10% of the Company’s outstanding capital stock, the Loan Facility may be cancelled and all outstanding amounts due under the Loan Facility may become immediately due and payable with no less than 30 days notice. As of December 31, 2010, and subsequent to year end, this condition is satisfied, and management believes the Company is in compliance with all terms and conditions of the CDB Loan Facility.

On December 29, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB71,100 (approximately $10,736) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On December 24, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB71,100 (approximately $10,736) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and collateralized by the property and land use rights of a subsidiary.

On December 10, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB66,000 (approximately $9,966) with an annual interest rate equal to the 6 month's benchmark lending rate (5.35% as of December 31, 2010) of The People's Bank of China, with interest payable on the 20th of each month. The loan is due in June 2011. The loan is collateralized by a cash deposit of Whitehorse Technology Limited, a company wholly-owned by the CEO of the Company. The Company repaid RMB6,650 (approximately $1,004) in January 2011.

On December 2, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB70,000 (approximately $10,570) with an annual interest rate equal to 105% of the 1 to 3 year's benchmark lending rate (6.14% as of December 31, 2010) of The People's Bank of China, with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On November 19, 2010, the Company entered into a loan agreement with Industrial and Commercial Bank of China. The Company borrowed RMB30,000 (approximately $4,530) on December 21, 2010 and RMB30,000 (approximately $4,530) on December 29, 2010 with an annual interest equal to 95% of the 12 month's benchmark lending rate (5.52% as of December 31, 2010) of The People’s Bank of China, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by three subsidiaries of the Company and is collateralized by the property of a subsidiary.

On November 17, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB48,600 (approximately $7,338) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in May 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and was collateralized by the property and land use rights of a subsidiary.

On October 29, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB51,000 (approximately $7,700) with an annual interest rate equal to 95% of the 12 month's benchmark lending rate (5.52% as of December 31, 2010) of The People’s Bank of China, with interest payable on the 20th of each month. The loan is due in November 2011. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On October 18, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB25,000 (approximately $3,774) with an annual interest equal to 110% of the 12 month's benchmark lending rate (6.39% as of December 31, 2010) of The People’s Bank of China, with interest payable on the 20th of each month. The loan is due in October 2011. The loan is guaranteed by the Chief Operating Officer (the “COO”) of the company, the CEO of the Company and his wife.

On October 8, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB47,000 (approximately $7,096) with an annual interest rate equal to the benchmark lending rate of The People’s Bank of China, with interest payable on the 20th of each month. The loan was due and repaid in December 2010. The loan was collateralized by a cash deposit of Whitehorse Technology Limited, a company wholly-owned by the CEO of the Company.

On September 25, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB40,000 (approximately $6,040) with an annual interest rate equal to 4.86%, with interest payable on the 20th of each month. The loan was due and repaid in December 2010. The loan was collateralized by a cash deposit of Whitehorse Technology Limited, a company wholly-owned by the CEO of the Company.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On August 27, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed $16,000 with an annual interest rate of 1% per annum over the applicable three months London Inter Bank Offered Rate, with interest payable on the maturity date. Interest payable was calculated on the basis of the actual number of days elapsed. The loan was collateralized by a $16,000 cash deposit of a subsidiary. The loan was due and repaid in November 2010, and the cash deposit was released.

On August 18, 2010, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB40,000 (approximately $6,040) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in August 2011. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On August 9, 2010, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27,000 (approximately $4,077) with an annual interest rate equal to 5.35%, with interest payable on the due date of the loan. The loan was due and repaid in February 2011. The loan was guaranteed by a subsidiary of the Company.

On July 26, 2010, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $6,040) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by the CEO of the Company, a subsidiary of the Company and Chuang Guan.

On July 21, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB54,600 (approximately $8,244) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by three subsidiaries of the Company and is collateralized by the property of a subsidiary.

On July 15, 2010, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB30,000 (approximately $4,530) with an annual interest rate equal to 6.10%, with interest payable on the 20th of each month. The loan is due in July 2011 and is collateralized by the property of a subsidiary.

On July 1, 2010, the Company entered into a loan agreement with Guangdong Development Bank. The Company borrowed RMB49,600 (approximately $7,489) with an annual interest rate equal to 6.39%, with interest payable on the 20th of each month. The loan is due in June 2011. The loan is guaranteed by the CEO and a subsidiary of the Company.

On June 18, 2010, the Company entered into a loan agreement with Industrial and Commercial Bank of China (Asia) Limited. The Company borrowed $8,000 and $2,000 on July 15, 2010 and August 12, 2010, respectively, with an effective interest rate at 3% per annum over the applicable one year London Inter Bank Offered Rate (3.78% at December 31, 2010), with interest payable on the due date of the loan. Interest payable is calculated on the basis of the actual number of days elapsed and a 360-day year. The loan is due in July 2011. The loan is guaranteed by the CEO of the Company and is collateralized by fixed assets of a subsidiary and the shares of a subsidiary.

On May 21, 2010, the Company entered into a loan agreement with China Zheshang Bank. The Company borrowed RMB20,000 (approximately $3,020) with an annual interest rate equal to 110% of the benchmark lending rate of The People’s Bank of China, with interest payable on the 20th of each month. The loan was due and repaid in November 2010. The loan was guaranteed by the CEO of the Company, and two subsidiaries of the Company.

On May 18, 2010, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $6,040) with an annual interest rate equal to 4.86%, with interest payable on the 20th of each month. The loan was due in November 2010, but repaid in July 2010. The loan was guaranteed by the CEO of the Company, a subsidiary of the Company and Chuang Guan.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On April 16, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $12,080) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and is collateralized by the properties and land use rights of a subsidiary.

On April 15, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $12,080) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in April 2011. The loan is guaranteed by the CEO of the Company, and is collateralized by the properties and land use rights of a subsidiary.

On March 31, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,550) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB90,000 (approximately $13,589) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the properties of two subsidiaries of the Company.

On March 24, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB60,000 (approximately $9,060) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the properties of two subsidiaries of the Company.

On March 4, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB31,000 (approximately $4,681) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in February 2011. The loan was guaranteed by three subsidiaries of the Company, and was collateralized by the property of a subsidiary.

On March 4, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB39,000 (approximately $5,889) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in January 2011. The loan was guaranteed by three subsidiaries of the Company, and was collateralized by the property of a subsidiary.

On March 3, 2010, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB50,000 (approximately $7,550) with an annual interest rate equal to 6.10%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and is collateralized by the property of a subsidiary.

On March 2, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB41,000 (approximately $6,191) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan is due in March 2011. The loan is guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On February 26, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB48,000 (approximately $7,248) with an annual interest rate equal to 5.04%, with interest payable on the 20th of each month. The loan was due and repaid in November 2010. The loan was guaranteed by the CEO of the Company and two subsidiaries of the Company, and was collateralized by the property and land use rights of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On February 11, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB75,000 (approximately $11,325) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in February 2011, but repaid in December 2010. The loan was guaranteed by the CEO of the Company and two subsidiaries of the Company, and was collateralized by the property and land use rights of a subsidiary.

On February 8, 2010, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27,000 (approximately $4,077) with an annual interest rate equal to 4.86%, with interest payable on the due date of the loan. The loan was due and repaid in August 2010. The loan was guaranteed by a subsidiary of the Company.

On February 3, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB59,000 (approximately $8,909) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in February 2011. The loan was guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and was collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB100,000 (approximately $15,100) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan was due in January 2011. The Company repaid RMB80,000 (approximately $12,080) and RMB 20,000 (approximately $3,020) in June 2010 and January 2011, respectively. The loan was guaranteed by the CEO of the Company.

On January 7, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB75,000 (approximately $11,325) with an annual interest rate equal to 5.84%, with interest payable on the 20th of each month. The loan was due in January 2011, but repaid in December 2010. The loan was guaranteed by the CEO of the Company and two subsidiaries of the Company, and was collateralized by the property and land use rights of a subsidiary.

On December 25, 2009, the Company entered into a loan agreement with Bank of Ningbo. The Company borrowed RMB30,000 (approximately $4,530) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in December 2010. The loan was guaranteed by the CEO of the Company and a subsidiary of the Company.

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. The Company borrowed RMB20,000 (approximately $3,020) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in September 2010, but repaid in January 2010. The loan was guaranteed by the CEO and COO of the Company and a subsidiary of the Company, and was collateralized by the land use right and properties of a subsidiary.

On December 11, 2009, the Company entered into a loan agreement with Agricultural Bank of China. The Company borrowed RMB20,000 (approximately $3,020) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in October 2010, but repaid in January 2010. The loan was guaranteed by the CEO and COO of the Company and a subsidiary of the Company, and was collateralized by the land use right and properties of a subsidiary.

On November 6, 2009, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB50,000 (approximately $7,550) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in October 2010. The loan was guaranteed by three subsidiaries of the Company, and was collateralized by the land use rights and property of a subsidiary.

On September 30, 2009, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB20,000 (approximately $3,020) with an annual interest rate equal to 105% of the benchmark lending rate, with interest payable on the 20th of each month. The loan was due in September 2010, but repaid in July 2010. The loan was guaranteed by the CEO of the Company and two subsidiaries of the Company, and was collateralized by the property of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On August 13, 2009, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB30,000 (approximately $4,530) with an annual interest rate equal to 5.5755%, with interest payable on the 20th of each month. The loan was due in August 2010, but repaid in July 2010, and was collateralized by the property of a subsidiary.

On May 20, 2009, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $6,040) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in May 2010. The loan was guaranteed by the CEO of the Company, a subsidiary of the Company and Chuang Guan.

On April 15, 2009, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $12,080) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due in April 2010, but repaid in March 2010. The loan was collateralized by the properties of two subsidiaries.

On April 1, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,550) with an annual interest rate equal to 92% of benchmark lending rate, with interest payable on the 20th of each month. The loan was due in April 2010, but repaid in March 2010. The loan was guaranteed by the CEO of the Company, his wife and subsidiaries of the Company, and was collateralized by the land use rights of a subsidiary.

On February 25, 2009, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB60,000 (approximately $8,789) with an annual interest rate equal to 92% of the benchmark lending rate. The loan was due in February 2010, and the interest was payable on the 20th of each month. The loan was guaranteed by the CEO of the Company, his wife and subsidiaries of the Company, and was collateralized by the land use rights of a subsidiary. The Company repaid RMB10,000 (approximately $1,464) and RMB50,000 (approximately $7,325) in March 2009 and in the first quarter of 2010, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
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

The Company paid $1,157 and $827 during the years ended December 31, 2010 and 2009 of interest expense on the product financing arrangements, respectively.

The following is a summary of the Company’s obligations under product financing arrangements as of December 31, 2010 and 2009:

	2010	2009
Obligations under product financing arrangements	$13,161	$11,725
Less: current portion	(6,687)	(5,184)
Long-term portion	$6,474	$6,541

Estimated repayments for the terms of the arrangements are as follows:

2011		$7,560
2012		5,260
2013		1,612
Total		14,432
Less: amount representing interest		(1,271)
Net		$13,161

Approximately RMB12,338 (approximately $1,863) and RMB11,373 (approximately $1,665) of other costs directly associated with the product financing agreements are recorded as deferred financing costs in the balance sheet as of December 31, 2010 and 2009, respectively. The Company is amortizing these financing costs over the terms of the respective obligation. This amortization is recorded as interest expense, which was $1,004 and $497, for the years ended December 31, 2010 and 2009, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12. GUARANTEED SENIOR UNSECURED NOTES PAYABLE

On February 16, 2007, pursuant to a note purchase agreement and indenture with Citadel Equity Fund Ltd. (“Citadel”), the Company issued to Citadel $60,000 of guaranteed senior unsecured convertible notes due in 2012 (the “February Notes”). The February Notes had a stated interest rate of 1% per annum. The net proceeds from the sales of the February Notes were used for the Company’s working capital and acquisition plans.

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

On April 24, 2007, pursuant to another note purchase agreement with Citadel, the Company issued to Citadel $50,000 of guaranteed senior unsecured convertible notes due in 2012 (the “April Notes”). The April Notes had a stated annual interest rate of 1%. All net proceeds from the sale of the April Notes were used for the Company's working capital and acquisition plan.

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

The Company accreted $14,851 and $19,641, for the years ended December 31, 2009 and 2008, respectively, of the additional redemption amount related to the February Notes and April Notes, which is included in interest expenses.

On August 18, 2009, the Company entered into a notes purchase agreement with Citadel under which the parties restructured the February Notes and April Notes into two new tranches of notes, consisting of the Tranche A Zero Coupon Guaranteed Senior Unsecured Convertible Notes (the “Tranche A Notes”) and the Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”), and together with the Tranche A Notes (the “New Notes”). In addition, as an inducement to the restructuring of the February Notes and April Notes, the Company paid to Citadel additional consideration, consisting of $5,000 in cash and 2,902,758 shares of the Company's common stock. The transaction closed on September 2, 2009.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12. GUARANTEED SENIOR UNSECURED NOTES PAYABLE (CONTINUED)

The Company determined that the restructuring of the convertible debt was an exchange of debt instruments with substantially different terms, because the present value of cash flows under the terms of the new debt instruments was more than 10% different from the present value of the remaining cash flows under the terms of the original debt instruments. Therefore, the Company accounted for the restructuring as an extinguishment of the original debt instruments. On September 2, 2009, the carrying amount of the original debt instruments was approximately $158,194 (including accrued redemption interest of approximately $48,194). The Company determined, based on a third-party valuation, that the fair values of the new Tranche A Notes and Tranche B Notes were approximately $47,500 and $78,440, respectively, or $125,940 in total. The gain on the transaction was determined as follows:

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

As of December 31, 2010, the Tranche B Notes remain outstanding. The Tranche B Notes had an original principal amount of $84,000, zero coupon interest and an original fair value of $78,440, which resulted in a debt discount of $5,560 and an effective interest rate of approximately 5%. The Tranche B Notes mature on September 2, 2012. The Company is to repay the principal amount in six consecutive semi-annual installments starting March 2, 2010, with 46%, 46% and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. The Company is entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by the Company’s significant subsidiaries to the extent permitted under the applicable laws. The Company repaid $38,640 of the principal on the Tranche B Notes in 2010.

The Company has recorded $2,939 and $1,249 of debt discount amortization for the years ended December 31, 2010 and 2009, related to the Tranche B Notes, respectively. These amounts are included in interest expense.

Approximately $300 of legal fees and other costs directly associated with the issuance of the Tranche B Notes was recorded as deferred financing costs in the balance sheet. The Company is amortizing these financing costs over the term of the Tranche B Notes. The amortization for the years ended December 31, 2010 and 2009, was $100 and $33, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12. GUARANTEED SENIOR UNSECURED NOTES PAYABLE (CONTINUED)

The following is a summary of the Company’s guaranteed senior unsecured notes payable as of December 31, 2010 and 2009:

	2010	2009
Total	$43,988	$79,689
Less: current portion	(37,408)	(35,701)
Long-term portion	$6,580	$43,988

Repayments under the terms of the notes are as follows:

2011		$38,640
2012		6,720
Total		45,360
Less: amount representing unamortized discount		(1,372)
Net		$43,988

13. EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan (the “Plan”), which was amended in February 2010. The plan, as amended, has a ten-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 12,000,000. These restricted stock awards represent share-based payments subject to the provisions of ASC 718 “Stock Compensation”. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events.

During the years ended December 31, 2010, 2009 and 2008, the Company granted 4,572,262, 1,956,319 and 3,099,001 shares of restricted stock, respectively. During the years ended December 31, 2010, 2009 and 2008, 189,019, 30,888 and 52,944 shares of restricted stock were forfeited and retired, respectively. The shares that have been issued vest over a four to five-year period, and at issuance, resulted in total deferred compensation of $101,554 and $80,101 as of December 31, 2010 and 2009, respectively. The fair values of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the years ended December 31, 2010, 2009 and 2008, the Company recognized $24,739, $18,087 and $13,837, respectively, of compensation expense under the plan. As of December 31, 2010 and 2009, there was $40,895 and $44,632, respectively, of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four to five-year period. During the years ended December 31, 2010, 2009 and 2008, the Company has not recognized any tax benefits for the compensation expense under the Plan.

The following table summarizes the status of the Company's nonvested restricted stock awards during the years ended December 31, 2010, 2009 and 2008:

	Nonvested Restricted		Nonvested Restricted		Nonvested Restricted
	Stock and Stock Unit		Stock and Stock Unit		Stock and Stock Unit
	Awards		Awards		Awards
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair	Number of	Fair	Number of	Fair
	Shares	Values	Shares	Values	Shares	Values
Outstanding at beginning of year	4,713,983	$9.47	4,415,292	$11.92	2,241,471	$17.39
Granted	4,572,262	5.16	1,956,319	5.03	3,099,001	8.82
Vested	(2,612,218)	(9.34)	(1,626,740)	(11.12)	(872,236)	(15.86)
Forfeited	(189,019)	(11.32)	(30,888)	(11.55)	(52,944)	(12.89)
Outstanding at end of year	6,485,008	$6.42	4,713,983	$9.47	4,415,292	$11.92

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

14. INCOME TAXES

(a) Enterprise Income Tax (“EIT”)

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income for the year ended December 31, 2010.

The Company’s wholly-owned subsidiary Safetech was incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, is not subject to income taxes.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. CSR's operating companies, Golden, Cheng Feng, CSST PRC, Hongtianzhi, Minking, Tsingvision, Longhorn, Jin Lin and Coson enjoyed the following preferential tax benefits:

The Company’s subsidiaries, Golden, Hongtianzhi, Coson are located in Shenzhen and Zhuhai DIT Digital Technology Limited is located in Zhuhai. They were each subject to an EIT rate of 22% in 2010. Chengfeng, HiEasy, Minking, Stonesonic and Tsingvision were each subject to an EIT rate of 15% in 2010 due to their high-technology company status. CSST PRC, Longhorn and Jin Lin are located in Shenzhen and their 2010 EIT rate were 11% because they received the lower tax rate as high-technology companies. CSSM, CSSS, CSSD and Guanling were subject to an EIT rate of 25% in 2010.

The reconciliation of income taxes computed at the PRC federal and local statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	2010	2009	2008
PRC state and local statutory tax rate	25%	25%	25%
Computed expected expense	$23,131	$14,565	$9,546
Temporary differences not recognized	631	1,601	5,284
Non-deductible items	8,201	6,670	4,819
Non-taxable items	(76)	(2,404)	(293)
Tax losses not recognized	5,229	10,009	4,986
Utilization of tax losses previously not recognized	(405)	--	--
Difference arising from differential tax rates	(2,842)	(2,942)	(3,418)
Changes in subsidiaries tax rates approved by the PRC in 2010 and 2009	--	(688)	--
Preferential tax treatment	(18,729)	(25,078)	(15,344)
Income tax expense	$15,140	$1,733	$5,580

The provision for income taxes for each of the three years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	2010	2009	2008
Current expense	$15,618	$973	$5,466
Deferred (benefit) expense	(478)	760	114
	$15,140	$1,733	$5,580

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

14. INCOME TAXES (CONTINUED)

(a) Enterprise Income Tax (“EIT”) - continued

In unrecognized tax benefits of $21,971 and $16,742 at December 31, 2009 and 2008, there were no tax benefits that, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

At December 31, 2010, the Company has a net operating loss carry forward for United States income tax purposes of $50,076. This net operating loss can be carried forward through 2029 to offset future United States taxable income, if any. The valuation allowances against deferred tax assets were provided for the redemption accretion on the convertible notes and expenses incurred in the United States in prior years. Because the Company does not currently have any revenue generating activities in the United States and the Company does not expect to have operations in the United States in the near future, the Company has determined that it is more likely than not that the Company will not be able to use the deferred tax benefits. Therefore, the Company has provided valuation allowances for net deferred tax assets.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of December 31, 2010 and 2009.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax liabilities assets
Deferred income	$352	$13
Depreciation	366	227
Software capitalization	(1,000)	(1,000)
Tax loss not recognized	21,971	16,742
	21,689	15,982
Less: Allowance for deferred tax assets	(21,971)	(16,742)
Net deferred tax liabilities	$(282)	$(760)
Deferred tax (liabilities) assets
Current portion	$--	$13
Non-current portion	(282)	(773)
	$(282)	$(760)

(b) Value Added Tax (“VAT”)

In accordance with the relevant taxation laws in the PRC, the normal VAT rate for domestic sales is 17%, which is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. A credit is available whereby VAT paid on purchases can be used to offset the VAT due on sales. The VAT credit receivable balance was $0 at December 31, 2010 and 2009.

For software sales, the applicable VAT rate is 3% under the relevant tax concession for “high-tech” corporations. The Company is required to pay the full amount of VAT calculated at 17% of the invoiced value of sales as required and subsequently receives a refund on 14% of the invoiced value of sales.

For export sales, the applicable VAT rate is 0% to 3% under the relevant tax laws. The Company is required to pay the full amount of VAT calculated at 17% of the invoiced value of sales as required and subsequently receives a refund on 14% to 17% of the invoiced value of sales. The VAT tax refundable balance for software and export sales was $0 at December 31, 2010 and 2009.

F-37

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
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

Effective April 1, 2010, the Company began presenting its service business as a separate segment. The Service segment comprised only 1.5% of revenue and 0.9% of operating income for the year ended December 31, 2010. However, because management believes the Service segment will expand substantially in the future, it has made the decision to begin reporting it as a separate segment. Prior to 2010, the service business was negligible.

Selected information in the segment structure is presented in the following tables for the years ended December 31, 2010, 2009 and 2008:

Revenues by segment for the years ended December 31, 2010, 2009 and 2008 are as follows:

Revenues(1)	2010	2009	2008
Installation segment	$527,969	$442,367	$311,589
Manufacturing segment	91,997	87,550	78,565
Distribution segment	54,532	50,953	37,200
Service segment	10,205	--	--
	$684,703	$580,870	$427,354

         (1) Revenues by operating segments exclude intercompany transactions.

Income from operations by segment for the years ended December 31, 2010, 2009 and 2008 are as follows:

Income from operations	2010	2009	2008
Installation segment	$141,509	$93,182	$71,663
Manufacturing segment	(585)	1,271	7,406
Distribution segment	379	(1,672)	897
Service segment	896	--	--
Corporate and other (1)	(38,258)	(26,820)	(22,505)
Income from operations	103,941	65,961	57,461
Corporate interest income	422	215	218
Corporate gain on modification of convertible notes	--	9,315	--
Corporate interest expenses	(13,517)	(19,731)	(21,765)
Corporate other income	1,684	2,500	2,236

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15. CONSOLIDATED SEGMENT DATA (CONTINUED)

Income before income taxes	92,530	58,260	38,150
Income taxes	(15,140)	(1,733)	(5,580)
Net income	$77,390	$56,527	$32,570

(1) Corporate and other includes non-cash compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the years ended December 31, 2010, 2009 and 2008 is as follows:

Non-cash employee compensation	2010	2009	2008
Installation segment	$2,328	$2,150	$1,881
Manufacturing segment	3,860	3,303	2,546
Distribution segment	1,521	1,433	1,381
Service segment	45	--	--
Corporate and other	16,985	11,201	8,029
	$24,739	$18,087	$13,837

Depreciation and amortization by segment for the years ended December 31, 2010, 2009 and 2008 are as follows:

Depreciation and amortization	2010	2009	2008
Installation segment	$4,399	$4,706	$3,608
Manufacturing segment	6,522	6,031	4,002
Distribution segment	1,157	1,429	1,436
Service segment	26	--	--
Corporate and other	1,029	574	445
	$13,133	$12,740	$9,491

Total assets by segment at December 31, 2010 and 2009 are as follows:

Total assets	2010	2009
Installation segment	$585,439	$476,743
Manufacturing segment	197,899	188,978
Distribution segment	46,074	47,458
Service segment	13,905	--
Corporate and other (1)	267,705	60,379
	$1,111,022	$773,558

(1) Includes deposit paid for acquisition of subsidiaries, properties and intangible assets.

Goodwill by segment at December 31, 2010 and 2009 is as follows:

Goodwill	2010	2009
Installation segment	$11,079	$11,079
Manufacturing segment	56,456	56,456
Distribution segment	11,981	11,976
Service segment	--	--
	$79,516	$79,511

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2010, 2009 and 2008 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Revenue	$120,190	$168,354	$182,148	$214,011
Gross profit	$28,979	$43,360	$55,924	$61,160
Income before income taxes	$4,992	$21,937	$31,906	$33,695
Net income attributable to the Company	$3,277	$17,803	$27,269	$29,040
Basic income per share	$0.05	$0.25	$0.33	$0.35
Diluted income per share	$0.05	$0.23	$0.31	$0.33
2009
Revenue	$96,416	$141,915	$159,820	$182,719
Gross profit	$25,026	$31,016	$35,336	$51,487
Income before income taxes	$2,204	$7,049	$21,827	$27,180
Net income attributable to the Company	$2,013	$6,501	$22,005	$26,058
Basic income per share	$0.04	$0.14	$0.46	$0.41
Diluted income per share	$0.04	$0.13	$0.41	$0.38
2008
Revenue	$71,777	$92,740	$119,289	$143,548
Gross profit	$22,256	$30,456	$32,009	$35,820
Income before income taxes	$6,647	$9,883	$9,923	$11,697
Net income attributable to the Company	$4,496	$7,736	$9,148	$11,223
Basic income per share	$0.11	$0.18	$0.20	$0.24
Diluted income per share	$0.11	$0.17	$0.20	$0.23

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

17. COMMITMENTS AND CONTINGENCIES

(a) Leases

During the years ended December 31, 2010, 2009 and 2008, the Company leased offices in various cities in the PRC, under operating leases expiring through 2013. Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $1,563, $1,113 and $1,215, respectively.

Future minimum lease payments for these office leases are $1,856, $834 and $12, for the years ending December 31, 2011, 2012, and 2013, respectively.

(b) Warranty commitments

The Company provides a warranty with the sales of its surveillance and security systems. See Notes 2(o) and 2(p) regarding this commitment.

(c) Research and Development Commitment

The Company has established a strategic arrangement with Peking University under which the Company is to provide funds to Peking University for the research and development of video surveillance and security products. Under the agreement, the Company has agreed to provide Peking University maximum funding of RMB2,000 (approximately $294). No payments were made during the years ended December 31, 2010 and 2009.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
 Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

18. SUBSEQUENT EVENTS

On January 28, 2011, the Company announced that its board of directors received a preliminary non-binding letter from its chairman/CEO, Mr. Tu, which stated that Mr. Tu is considering the feasibility of developing a proposal to acquire all of the outstanding shares of common stock of the Company not currently owned by Mr. Tu in a going private transaction. On January 31, 2011, the Company announced that it had established a special committee to consider the letter received by its board of directors from its chairman/CEO on January 28, 2011, and to evaluate any proposal that Mr. Tu may make as stated in the letter. There can be no assurance that any proposal for such a transaction will be made, that any agreement will be approved or executed, or that any such transaction will be consummated.

EXHIBIT INDEX

Exhibit Number	Description

1.1	Form of Underwriting Agreement (herein incorporated by reference from the registrant’s registration statement on Form S-3 filed with the Securities and Exchange Commission on May 20, 2010).

3.1

Certificate of Incorporation of the registrant, as amended to date (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2010).

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

10.18	Term Loan Facility Agreement, dated October 28, 2010, by and between the Registrant and China Development Bank Corporation Hong Kong Branch, as lender, arranger and facility agent. *

10.19	Deed of Undertaking, dated October 28, 2010. *

14

Amended and Restated Code of Ethics, adopted October 25, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007).

21	List of Subsidiaries. *

23.1	Consent of GHP Horwath, P.C. *

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Form of Restricted Stock Grant Agreement (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).

99.2

Real Property Trust Agreement, dated August 21, 2006, by and between Zhiqun Li and Golden Group Corporation (Shenzhen) Limited. (English Translation) (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007).

* Filed herewith.