Form 10-Q
period 2011-03-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2011-04-25
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

_______________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]             No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of April 20, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	89,722,023

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

ASSETS

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$278,739	$65,626
Restricted cash	20,000	--
Accounts receivable, net	417,966	433,986
Inventories, net	43,026	59,368
Prepayments and deposits	56,809	56,241
Advances to suppliers and subcontractors	103,701	88,360
Other receivables	61,011	47,116
Total current assets	981,252	750,697

Deposits paid for business acquisitions, properties and intangible assets	153,657	146,243
Plant and equipment, net	75,136	75,294
Land use rights, net	7,957	7,896
Intangible assets, net	47,346	48,692
Goodwill	79,516	79,516
Deferred financing costs, net	2,669	2,684
TOTAL ASSETS	$1,347,533	$1,111,022

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

LIABILITIES AND EQUITY

	March 31, 2011	December 31, 2010

CURRENT LIABILITIES
Notes payable – short term	$182,657	$196,329
Obligations under product financing arrangements – short term	6,110	6,687
Guaranteed senior unsecured notes payable – short term	21,907	37,408
Accounts and bills payable	40,608	32,240
Accrued expenses	58,472	49,421
Advances from customers	17,738	15,216
Taxes payable	26,230	28,648
Payable for acquisition of businesses, properties and land use rights	3,763	3,763
Deferred income	2,768	3,201
Total current liabilities	360,253	372,913

LONG TERM LIABILITIES
Notes payable – long term	299,903	60,570
Obligations under product financing arrangements – long term	5,164	6,474
Guaranteed senior unsecured notes payable – long term	3,285	6,580
Net deferred tax liabilities	668	282
Total liabilities	669,273	446,819

EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.0001 par value; 290,000,000 shares authorized, 89,722,023 (March 31, 2011) and 89,521,115 (December 31, 2010) shares issued and outstanding	9	9
Additional paid-in capital	379,964	374,417
Retained earnings	245,050	243,371
Statutory surplus reserve fund	804	804
Accumulated other comprehensive income	52,450	45,619
Total equity of the Company	678,277	664,220
Noncontrolling interest	(17)	(17)
Total equity	678,260	664,203
TOTAL LIABILITIES AND EQUITY	$1,347,533	$1,111,022

See accompanying notes to condensed consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	$99,054	$120,190

Cost of goods sold (including depreciation and amortization for the three months ended March 31, 2011 and 2010 of $259 and $254, respectively)	67,567	91,211
Gross profit	31,487	28,979
Selling and marketing	2,696	2,714
General and administrative (including non-cash employee compensation for the three months ended March 31, 2011 and 2010 of $5,547 and $8,326, respectively)	17,698	16,322
Depreciation and amortization	2,968	2,980
Income from operations	8,125	6,963
Interest income	141	78
Interest expense	(5,114)	(2,295)
Other income, net	596	246
Income before income taxes	3,748	4,992
Income taxes	(2,069)	(1,717)
Net income	1,679	3,275

Add: net loss attributable to the noncontrolling interest	--	2
Net income attributable to the Company	1,679	3,277

Foreign currency translation gain	6,831	124
Comprehensive income attributable to the Company	8,510	3,401
Comprehensive loss attributable to the noncontrolling interest	--	(2)

COMPREHENSIVE INCOME	$8,510	$3,399

NET INCOME PER SHARE
ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS
BASIC	$0.02	$0.05
DILUTED	$0.02	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	84,310,000	63,961,000
DILUTED	89,696,000	68,369,000

See the accompanying notes to condensed consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

			The Company’s Shareholders
					Accumulated	Statutory
	Common Stock		Additional		Other	Surplus	Non-
		Par	Paid-in	Retained	Comprehensive	Reserve	Controlling	Total
	Shares	Value	Capital	Earnings	Income	Fund	Interest	Equity

BALANCE AT JANUARY 1, 2011	89,521,115	$9	$374,417	$243,371	$45,619	$804	$(17)	$664,203

Issuance of restricted stock under Equity Incentive Plan and recognition of stock-based compensation	200,908	--	5,547	--	--	--	--	5,547
Foreign currency translation gain	--	--	--	--	6,831	--	--	6,831
Net income for the period	--	--	--	1,679	--	--	--	1,679
BALANCE AT MARCH 31, 2011	89,722,023	$9	$379,964	$245,050	$52,450	$804	$(17)	$678,260

See the accompanying notes to condensed consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,679	$3,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,227	3,234
Provision for obsolete inventories	(6)	--
Amortization of deferred financing costs	833	217
Non-cash compensation expense	5,547	8,326
Debt discount amortization	524	950
Deferred taxes	383	(310)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	20,408	(48,573)
Inventories	16,947	(3,308)
Prepayments and deposits	1	(46)
Advances to suppliers and subcontractors	(14,447)	(14,634)
Other receivables	(13,409)	(3,626)
Increase (decrease) in:
Accounts payable and accrued expenses	16,289	(13,846)
Advances from customers	2,369	5,675
Taxes payable	(2,708)	1,629
Deferred income	(465)	159
Net cash provided by (used in) operating activities	37,172	(60,878)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(519)	(597)
Additions to intangible assets, other than through business acquisitions	(276)	(533)
Deposits paid for business acquisitions, properties and intangible assets, net	(5,935)	(6,526)
Net cash used in investing activities	(6,730)	(7,656)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(20,000)	--
Proceeds from borrowings, net of financing costs	300,800	109,137
Repayment of borrowings	(77,992)	(32,229)
Repayment of guaranteed senior unsecured notes payable	(19,320)	(19,320)
Repayment of obligations under product financing arrangements	(1,716)	(1,251)
Net cash provided by financing activities	181,772	56,337
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	212,214	(12,197)
Effect of exchange rate changes on cash and cash equivalents	899	7
Cash and cash equivalents, beginning of period	65,626	154,483
CASH AND CASH EQUIVALENTS, END OF PERIOD	$278,739	$142,293

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended March 31,
	2011	2010
SUPPLEMENTARY CASH FLOW INFORMATION:	(Unaudited)	(Unaudited)
Interest paid	$3,884	$1,090
Income taxes paid	$568	$498

See the accompanying notes to condensed consolidated financial statements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1. BASIS OF PRESENTATION

The accompanying financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011. Amounts as of December 31, 2010 are derived from these audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011, results of operations and cash flows for the three months ended March 31, 2011 and 2010, have been made. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

The Company’s operating results and operating cash flows historically have been subject to seasonal variations. The Company’s revenues are usually higher in the second half of the year than in the first half, and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b) Fair Value Measurement

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

At March 31, 2011 and December 31, 2010, the Company has no financial assets or liabilities subject to recurring fair value measurements.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts and bills payable, notes payable, obligations under product financing arrangements, and guaranteed senior unsecured notes payable. Management estimates that the carrying amounts of these non-related party financial instruments approximate their fair values due to their short-term nature and/or based on market interest rates currently available.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Cash and Cash Equivalents, and Restricted Cash

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash as of March 31, 2011 represents time deposits on account to secure short-term notes payable. Also see Note 10.

(d) Accounts Receivable

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

As of March 31, 2011, one individual customer had an accounts receivable balance which represented approximately 23.4% of the Company’s total accounts receivable. There were no other individual customers with a balance greater than 10% of total accounts receivable at March 31, 2011. As of December 31, 2010, one individual customer had an accounts receivable balance which represented approximately 13.5% of the Company’s total accounts receivable. There was no other individual customer that had an accounts receivable balance greater than 10% of the Company’s total accounts receivable at December 31, 2010.

From time to time, the Company enters into receivable factoring arrangements. The Company accounts for these arrangements under ASC 860, “Transfers and Servicing.” These arrangements are without recourse, the receivables are isolated from the Company, the transferee has the right to pledge or exchange the receivables, and the Company does not maintain effective control over the receivables. Therefore, these arrangements satisfy the conditions to be accounted for as a sale and the Company recognizes any gain or loss in earnings. The Company did not enter into any receivable factoring agreements during the three months ended March 31, 2011 and 2010.

(e) Inventories

Manufacturing, distribution and service segment inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs.

Installation segment contract costs are included within installations in process, a component of inventories, and include materials, labor and overhead related to the installations.

As of March 31, 2011 and December 31, 2010, inventories held under product financing arrangements (see Note 11) were $20,008 and $19,808, respectively.

During the three months ended March 31, 2011 and 2010, approximately 34% and 46%, respectively, of total inventory purchases were from five suppliers. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company on comparable terms.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Accounting for Software To Be Sold, Leased or Marketed

The Company accounts for software development costs in accordance with ASC 985-20 “Costs of Software to Be Sold, Leased or Marketed ”. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of five years. The Company performs periodic reviews to ensure that unamortized software development costs remain recoverable from future revenue.

At March 31, 2011 and December 31, 2010, unamortized computer software costs were $5,297 and $5,331, respectively. During the three months ended March 31, 2011 and 2010, $397 and $313, of amortization expenses were charged to income, respectively.

(g) Goodwill

Goodwill represents the excess of the purchase price over the net fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC 350-30-50 “Goodwill and Other Intangible Assets”, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in the fourth quarter of each year.

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

(h) Revenue Recognition

Revenue from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104: “ Revenue Recognition ” and related interpretations. Revenues are recognized when the following criteria are met:

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

Product sales contracts generally provide a one-to-three-year product warranty to customers from the date of purchase. The Company estimates the costs of satisfying warranty claims based on an analysis of past experience and provides for future claims in the period the revenue is recognized. As of March 31, 2011 and December 31, 2010, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Revenue Recognition - continued

The Company derives a significant portion of its revenue from the supply and installation of surveillance and safety equipment in its Installation Segment; the two deliverables do not meet the separation criteria under ASC 605-25 “ Multiple-Element Arrangements. ” Installation segment contracts vary in terms of contract amount and period of performance. The performance period for short-term contracts is usually between three and six months. The period of performance for long-term contracts is typically between a year and 36 months. Long-term contracts generally are entered into with municipalities, provinces, or their affiliates located in China. These long-term contracts are further defined by agreed-upon detail specifications that outline defined stages. Completion of a defined stage represents basic service and products delivered, such as the installation of specified surveillance and safety systems in defined locations within the project area. Stages are typically planned to be completed over defined three to six-month periods. Each stage represents a discreet, defined phase of the total contract, for which completion can be readily determined. At the completion of a stage, and upon customer inspection, verification and acceptance of the work performed, the Company recognizes the fixed price per stage as revenue. At the time of stage completion, the Company considers the title to work performed passing to the customer. Other than a warranty reserve, discussed below, the Company has no further obligations to the customer for a completed stage.

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

Approximately 1% of contract installation revenue is deferred for repair work during the one-year warranty period. The Company monitors the warranty work requested by its customers, and has determined that minimal warranty work has historically been requested to be performed. Deferred income balances as of March 31, 2011 and December 31, 2010 were $2,768 and $3,201, respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve. Management believes that this 1% warranty reserve is adequate as of March 31, 2011 and December 31, 2010.

Repairs and maintenance service revenue is recognized when the service is performed.

The Company derives a portion of its revenue from one-year software upgrades. These services are typical post-contract service (“PCS”) arrangements according to ASC 985-605-25 “ Revenue Recognition ”. Under this guidance, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

(i) The PCS fee is included with the initial licensing fee;

(ii) The PCS included with the initial license is for one year or less;

(iii) The estimated cost of providing PCS during the arrangement is insignificant; and

(iv) Unspecified upgrades/enhancements offered during PCS arrangements historically have been and are expected to continue to be minimal and infrequent.

Revenue from surveillance and safety system with one-year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as the Company believes it meets the conditions above related to its PCS arrangements and is therefore in compliance with applicable accounting guidance.

During the three months ended March 31, 2011and 2010, one individual customer accounted for approximately 47%  and 21% of the Company’s revenue, respectively. There was no other individual customer who accounted for greater than 10% of the Company’s revenue in either period.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three months ended March 31, 2011 and 2010 amounted to $649 and $633, respectively.

(j) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three months ended March 31, 2011 and 2010, the Company incurred advertising costs of approximately $1,134 and $649, respectively.

(k) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. Retirement benefit expense for the three months ended March 31, 2011 and 2010 were $447 and $290, respectively, and are included in both selling and marketing expenses and general and administrative expenses.

(l) Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes ”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company does not have any material unrecognized tax benefits.

The Company files income tax returns with the relevant government authorities in the U.S. and the PRC. The Company is not subject to U.S. federal tax examinations for years before 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2011 and 2010. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, preferential tax treatment, subsidiary tax rates different from the effective tax rate, and changes in the deferred tax valuation allowance.

(m) Earnings Per Share

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

(m) Earnings Per Share – continued

Unvested restricted shares issued under the Equity Incentive Plan are not included in basic weighted average number of shares but are considered to be outstanding as of the grant date for purpose of computing diluted EPS even though the shares are subject to vesting requirements.

The calculation of diluted EPS also considers the dilutive effect of outstanding warrants for the three months ended March 31, 2011 and 2010. With respect to outstanding warrants, the dilutive impact on the weighted average number of shares as calculated under the if-converted method was 0 and 11,000 for the three months ended March 31, 2011 and 2010, respectively. Warrants which were outstanding to acquire 157,373 and 3,498,296 shares of common stock were not included in the dilutive calculation for the three months ended March 31, 2011 and 2010, as the effect would be anti-dilutive.

Basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, were calculated as follows:

	2011	2010
Net income attributable to the Company	$1,679	$3,277
Weighted average number of common shares:
Basic	84,310,000	63,961,000
Effect of dilutive securities:
Warrants	--	11,000
Employee share-based compensation	5,386,000	4,397,000
Diluted	89,696,000	68,369,000
Earnings per share attributable to the Company
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

(n) Recently Issued and Adopted Accounting Pronouncements

Business Combinations

(Included in ASC 805 “ Business Combination,” previously SFAS No. 141(R))

In December 2010, the Financial Accounting Standards Board (FASB”) issued Accounting Standards Update (ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update did not have an impact on the Company's consolidated financial statements.

Goodwill

(Included in ASC 350 "Intangibles-Goodwill and Other”)

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for the Company beginning with this interim period. The adoption of this update did not have an impact on the Company’s financial condition or results of operations.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Recently Issued and Adopted Accounting Pronouncements - continued

Multiple Deliverable Revenue Arrangements

(Accounting Standards Updates 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for the Company beginning on January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3. ACCOUNTS AND OTHER RECEIVABLES

The Company provides an allowance for doubtful accounts receivable. The receivables and allowance balances at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Accounts receivable	$420,704	$436,700
Less: allowance for doubtful accounts	(2,738)	(2,714)
Accounts receivable, net	$417,966	$433,986

Other receivables primarily represent unsecured, short-term advances that the Company makes from time-to-time to third-party entities. These advances are due on demand.

4. INVENTORIES

Inventories consist of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Raw materials	$13,330	$12,449
Work in progress	3,161	2,713
Finished goods	15,158	13,465
Installations in process	13,606	32,953
Total	45,255	61,580
Less: allowance for obsolete inventories	(2,229)	(2,212)
Inventories, net	$43,026	$59,368

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
Current assets	2011	2010
Prepaid expenses	$3,426	$3,392
Installation contract deposits	53,383	52,849
	$56,809	$56,241
Non-current assets
Deposits paid for business acquisitions	$47,770	$42,888
Deposits paid for acquisition of land use rights, properties and intangible assets	105,887	103,355
	$153,657	$146,243

Installation contract deposits are made from time-to-time by the Company to demonstrate capital and resources in connection with bidding on certain projects. Such amounts are refundable upon the grant of the contract.

Non-current deposits are refundable on demand, and there are no binding commitments to acquire these assets.

6. ADVANCES TO SUPPLIERS AND SUBCONTRACTORS

The Company has made advances to third-party suppliers in advance of receiving inventory parts. These advances are generally made to expedite the delivery of required inventory when needed and to help to ensure priority and preferential pricing on such inventory. The amounts advanced to suppliers are fully refundable on demand and totaled $81,509 and $48,977 as of March 31, 2011 and December 31, 2010, respectively. The Company has also made advances to third-party subcontractors for work to be performed on certain projects, as work is performed by sub-contractors, such costs are allocated to installations in process (a component of inventories). Any unused amounts of such advances are refundable to the Company on demand. Advances to subcontractors were $22,192 and $39,383 at March 31, 2011 and December 31, 2010.

7. PLANT AND EQUIPMENT

Plant and equipment consists of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Buildings	$64,942	$64,029
Leasehold improvements	4,517	4,362
Plant and equipment	8,513	8,687
Electronic equipment	10,029	9,872
Motor vehicles	5,439	5,327
	93,440	92,277
Less: accumulated depreciation	(18,304)	(16,983)
Plant and equipment, net	$75,136	$75,294

Depreciation expense for the three months ended March 31, 2011 and  2010, was $1,439 and $1,209, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

8. LAND USE RIGHTS

Land use rights consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Cost of land use rights	$8,877	$8,791
Less: accumulated amortization	(920)	(895)
Land use rights, net	$7,957	$7,896

Amortization expense for the three months ended March 31, 2011 and 2010 was $96 and $42, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2011 (remaining nine months)	$133
2012	177
2013	177
2014	177
2015	177
2016	177
Thereafter	6,939
Total	$7,957

9. INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Trademarks (life of 11 to 25 years)	$17,222	$17,222
Exclusive cooperation agreements (life of 20 years)	13,632	13,632
Customer base (life of 5 to 10 years)	10,448	10,448
Patents (life of 10 years)	4,542	4,542
Technical know-how (life of 9 to 10 years)	17,085	17,072
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	11,581	11,219
Surveillance recording system (life of 5 years)	500	500
	76,723	76,348
Less: accumulated amortization	(29,377)	(27,656)
Intangible assets, net	$47,346	$48,692

Amortization expense for the three months ended March 31, 2011 and 2010 was $1,692 and $1,983, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2011 (remaining nine months)	$5,237
2012	6,216
2013	5,635
2014	5,295
2015	3,998
2016	3,553
Thereafter	17,412
Total	$47,346

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Bank loans	$482,560	$256,899
Less: current portion	(182,657)	(196,329)
Long-term portion	$299,903	$60,570

As of March 31, 2011, notes payable are due as follows:

	Long-term	Short-term	Total
	notes	notes
2011(remaining nine months)	$1,783	$138,920	$140,703
2012	23,717	41,340	65,057
2013	152,686	--	152,686
2014	102,867	--	102,867
2015	3,060	--	3,060
2016	3,265	--	3,265
Thereafter	14,922	--	14,922
Total	$302,300	$180,260	$482,560

On March 1, 2011, the Company entered into a term loan facility agreement with the China Development Bank Corporation Hong Kong Branch (“CDB”), pursuant to which CDB agreed to make available to the Company a term loan facility in an aggregate principal amount of up to $200,000, subject to terms and conditions of the agreement. The Company borrowed $200,000 from this facility on March 1, 2011. The loan carries an annual interest rate of 3% per annum over the applicable six-month London Inter Bank Offered Rate (3.46% as of March 31, 2011). Approximately $800 of other costs directly associated with the facility were recorded as deferred financing costs in the balance sheet on March 1, 2011.  The Company is amortizing these financing costs over the term of the loan. The loan under the facility will mature on the third anniversary of the first date when the facility is utilized by the Company with 50% of the principal due in August 2013 and the remaining 50% due in February 2014. Pursuant to the term loan facility agreement, if the Company’s chairman and chief executive officer, Mr. Guoshen Tu, (the “CEO” or “Mr. Tu”) ceases to be the beneficial owner of at least 10% of the Company’s outstanding capital stock, the facility may be cancelled and all outstanding amounts under the facility may become immediately due and payable with no less than 30 days notice. As of March 31, 2011, this condition was satisfied, and management believes the Company is in compliance with all terms and conditions of the term loan facility agreement.

In October 2010, the Company entered into a term loan facility agreement with CDB, pursuant to which CDB agreed to make available to the Company a term loan facility in an aggregate principal amount of up to $50,000, subject to terms and conditions of the agreement. The Company borrowed a total of $50,000 on October 29, 2010 under the facility. The loan carries an annual interest rate of 3% per annum over the applicable six-month London Inter Bank Offered Rate (3.46% as of March 31, 2011). Approximately $1,000 of other costs directly associated with the facility were recorded as deferred financing costs in the balance sheet on October 29, 2010. The Company is amortizing these financing costs over the term of the loan. The loan under the facility is due in October 2013. Pursuant to the term loan facility agreement, if Mr. Tu ceases to be the beneficial owner of at least 10% of the Company’s outstanding capital stock, the facility may be cancelled and all outstanding amounts due under the facility may become immediately due and payable with no less than 30 days notice. As of March 31, 2011, this condition was satisfied, and management believes the Company is in compliance with all terms and conditions of the term loan facility agreement.

On March 24, 2011, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB31,500 (approximately $4,804) with an annual interest rate equal to the 1 to 6 month’s benchmark lending rate of the People’s Bank of China (5.60% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in September 2011. The loan is guaranteed by a subsidiary of the Company.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On March 21, 2011, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB50,000 (approximately $7,626) with an annual interest rate equal to 7.20%, with interest payable on the 20th of each month. The loan is due in March 2012. The loan is guaranteed by the CEO and two subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On March 16, 2011, the Company entered into a loan agreement with Guangdong Development Bank. The Company borrowed RMB121,000 (approximately $18,455) with an annual interest rate equal to 105% of the 1 to 6 month’s benchmark lending rate of the People’s Bank of China (5.88% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in March 2012. The loan is collateralized by a restricted cash amount of $20,000 of a subsidiary of the Company.

On February 9, 2011, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27,000 (approximately $4,118) with an annual interest rate equal to 9.10%, with interest payable on the due date of the loan. The loan was due and repaid in March 2011. The loan was guaranteed by a subsidiary of the Company.

On February 1, 2011, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB59,000 (approximately $8,999) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People’s Bank of China (6.41% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by the CEO, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On January 31, 2011, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB100,040 (approximately $15,259) with an annual interest rate equal to 95% of the 12 month’s benchmark lending rate of the People’s Bank of China (5.76% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in January 2012. The loan is guaranteed by four subsidiaries of the Company.

On January 12, 2011, the Company entered into a loan agreement with China Zheshang Bank. The Company borrowed RMB20,000 (approximately $3,050) with an annual interest rate equal to 120% of the 6 to 12 month’s benchmark lending rate of the People’s Bank of China (7.27% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in August 2011. The loan is guaranteed by the CEO and two subsidiaries of the Company.

On January 10, 2011, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB40,000 (approximately $6,101) on January 10, 2011, and RMB169,340 (approximately $25,829) on February 9, 2011 with an annual interest rate equal to 105% of the 5 to 10 year’s benchmark lending rate of the People’s Bank of China (6.93% as of March 31, 2011), with principal and interest payable in each quarter. In March 2011, the Company repaid principal of the loan in the amount of RMB5,439 (approximately $830) in accordance with the terms of the loan. The loan matures in January 2021. The loan is guaranteed by Shenzhen Zhonghe Industrial Limited, an independent third party, and is secured by the rights of properties currently under construction and which will be acquired by the Company upon their completion.

On January 4, 2011, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB10,000 (approximately $1,525) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People’s Bank of China (6.41% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by the CEO, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On December 29, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB71,100 (approximately $10,844) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by the CEO and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On December 24, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB71,100 (approximately $10,844) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by the CEO and a subsidiary of the Company, and collateralized by the property and land use rights of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On December 10, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB66,000 (approximately $10,066) with an annual interest rate equal to the 6 month’s benchmark lending rate of the People’s Bank of China (5.60% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in June 2011. The loan is collateralized by a cash deposit of Whitehorse Technology Limited, a company wholly-owned by the CEO of the Company. The Company repaid RMB6,650 (approximately $1,014) and RMB6,600 (approximately $1,007) in January and March 2011, respectively.

On December 2, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB70,000 (approximately $10,676) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People's Bank of China (6.14% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by the CEO, his wife and a subsidiary of the Company, and is collateralized by the property and land use rights of a subsidiary.

On November 19, 2010, the Company entered into a loan agreement with Industrial and Commercial Bank of China. The Company borrowed RMB30,000 (approximately $4,576) on December 21, 2010, RMB30,000 (approximately $4,576) on December 29, 2010 and RMB40,000 (approximately $6,101) on January 31, 2011 with an annual interest equal to 95% of the 12 month's benchmark lending rate of the People’s Bank of China (5.76% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by three subsidiaries of the Company and is collateralized by the property of a subsidiary.

On November 17, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB48,600 (approximately $7,413) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in May 2011. The loan is guaranteed by the CEO of the Company and a subsidiary of the Company, and was collateralized by the property and land use rights of a subsidiary.

On October 29, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB51,000 (approximately $7,779) with an annual interest rate equal to 95% of the 12 month's benchmark lending rate of the People’s Bank of China (5.76% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in November 2011. The loan is guaranteed by three subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On October 18, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB25,000 (approximately $3,813) with an annual interest equal to 110% of the 12 month's benchmark lending rate of the People’s Bank of China (6.67% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in October 2011. The loan is guaranteed by the Chief Operating Officer of the company, the CEO of the Company and his wife.

On August 18, 2010, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB40,000 (approximately $6,101) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan is due in August 2011. The loan is guaranteed by the CEO of the Company and two subsidiaries of the Company, and is collateralized by the property of a subsidiary.

On August 9, 2010, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27,000 (approximately $4,118) with an annual interest rate equal to 5.35%, with interest payable on the due date of the loan. The loan was due and repaid in February 2011. The loan was guaranteed by a subsidiary of the Company.

On July 26, 2010, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $6,101) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by the CEO of the Company, a subsidiary of the Company and Chuang Guan.

On July 21, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB54,600 (approximately $8,328) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by three subsidiaries of the Company and is collateralized by the property of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On July 15, 2010, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB30,000 (approximately $4,576) with an annual interest rate equal to 6.67%, with interest payable on the 20th of each month. The loan is due in July 2011 and is collateralized by the property of a subsidiary.

On July 1, 2010, the Company entered into a loan agreement with Guangdong Development Bank. The Company borrowed RMB49,600 (approximately $7,565) with an annual interest rate equal to 6.67%, with interest payable on the 20th of each month. The loan is due in June 2011. The loan is guaranteed by the CEO and a subsidiary of the Company.

On June 18, 2010, the Company entered into a loan agreement with Industrial and Commercial Bank of China (Asia) Limited. The Company borrowed $8,000 and $2,000 on July 15, 2010 and August 12, 2010, respectively, with an effective interest rate at 3% per annum over the applicable one year London Inter Bank Offered Rate (3.78% at March 31, 2011), with interest payable on the due date of the loan. Interest payable is calculated on the basis of the actual number of days elapsed and a 360-day year. The loan is due in July 2011. The loan is guaranteed by the CEO of the Company and is collateralized by fixed assets of a subsidiary and the shares of a subsidiary.

On April 16, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $12,202) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan was due and repaid in April 2011. The loan was guaranteed by the CEO of the Company and a subsidiary of the Company, and was collateralized by the properties and land use rights of a subsidiary.

On April 15, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $12,202) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan was due and repaid in April 2011. The loan was guaranteed by the CEO of the Company, and was collateralized by the properties and land use rights of a subsidiary.

On March 31, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,626) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and was collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB90,000 (approximately $13,727) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and was collateralized by the properties of two subsidiaries of the Company.

On March 24, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB60,000 (approximately $9,151) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and was collateralized by the properties of two subsidiaries of the Company.

On March 4, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB31,000 (approximately $4,728) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in February 2011. The loan was guaranteed by three subsidiaries of the Company, and was collateralized by the property of a subsidiary.

On March 4, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB39,000 (approximately $5,948) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in January 2011. The loan was guaranteed by three subsidiaries of the Company, and was collateralized by the property of a subsidiary.

On March 3, 2010, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB50,000 (approximately $7,626) with an annual interest rate equal to 6.10%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by the CEO of the Company and a subsidiary of the Company, and was collateralized by the property of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10. NOTES PAYABLE (CONTINUED)

On March 2, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB41,000 (approximately $6,253) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and was collateralized by the property and land use rights of a subsidiary.

On February 3, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB59,000 (approximately $8,999) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in February 2011. The loan was guaranteed by the CEO of the Company, his wife and a subsidiary of the Company, and was collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB100,000 (approximately $15,252) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan was due in January 2011. The Company repaid RMB80,000 (approximately $12,202) and RMB 20,000 (approximately $3,050) in June 2010 and January 2011, respectively. The loan was guaranteed by the CEO of the Company.

11. OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

In June 2010, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 8.23% on inventory financings. The Company borrowed RMB50,000 (approximately $7,626). The loans expire in June 2013, and payments of principal and interest are due at the end of each quarter.

In September 2009, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 8.46% on inventory financings. The Company borrowed RMB50,000 (approximately $7,626). The loans expire in September 2012, and payments of principal and interest are due at the end of each quarter.

In February 2009, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10.5% on inventory financings. The Company borrowed RMB 7,114 (approximately $1,085). The loans expire in September 2013, and payments of principal and interest are due at the end of each quarter.

In July 2008, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10% on inventory financings. The Company borrowed RMB53,492 (approximately $8,158). The loans expire in July 2011, and payments of principal and interest are due at the end of each quarter.

The Company incurred $287 and $271 during the three months ended March 31, 2011 and 2010, of interest expense on the product financing arrangements, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11. OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS (CONTINUED)

The following is a summary of the Company’s obligations under product financing arrangements as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Obligations under product financing arrangements	$11,274	$13,161
Less: current portion	(6,110)	(6,687)
Long-term portion	$5,164	$6,474

Estimated repayments for the terms of the arrangements are as follows:

2011 (remaining nine months)	$5,341
2012	5,300
2013	1,629
Total	12,270
Less: amount representing interest	(996)
Net	$11,274

Approximately $1,590 and $1,863 of other costs directly associated with the product financing agreements are recorded as deferred financing costs in the balance sheets as of March 31, 2011 and December 31, 2010, respectively. The Company is amortizing these financing costs over the terms of the respective obligations. This amortization is recorded as interest expense.

12. GUARANTEED SENIOR UNSECURED NOTES PAYABLE

As of March 31, 2011, the Company has outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”). The Tranche B Notes had an original principal amount of $84,000, zero coupon interest and a fair value of $78,440, resulting in a debt discount of $5,560 and an effective interest rate of approximately 5%. The notes mature on September 2, 2012. The Company is to repay the principal amount in six consecutive semi-annual installments, which began on March 2, 2010, with 46%, 46% and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. The Company is entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by the Company's significant subsidiaries to the extent permitted under the applicable laws. The Company repaid $19,320 of principal on the Tranche B Notes in both March 2011 and March 2010.

The Company has recorded $524 and $950 of debt discount amortization for the three months ended March 31, 2011 and 2010, respectively, related to the Tranche B Notes. This amount is included in interest expense.

Approximately $300 of legal fees and other costs directly associated with the issuance of the Tranche B Notes is recorded as deferred financing costs in the balance sheet at March 31, 2011. The Company is amortizing these financing costs over the term of the Tranche B Notes.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12. GUARANTEED SENIOR UNSECURED NOTES PAYABLE (CONTINUED)

The following is a summary of the Company’s guaranteed senior unsecured notes payable as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Total	$25,192	$43,988
Less: current portion	(21,907)	(37,408)
Long-term portion	$3,285	$6,580

Repayments under the terms of the notes are as follows:

2011 (remaining nine months)	$19,320
2012	6,720
Total	26,040
Less: amount representing unamortized discount	(848)
Net	$25,192

13. WARRANTS

A summary of the status of the Company's warrants and the changes during the three months ended March 31, 2011 and 2010, is presented below:

	2011		2010
		Weighted		Weighted
		Exercise		Exercise
	Shares	Prices	Shares	Prices
Outstanding at January 1	157,373	$18.05	3,528,302	$8.72
Granted	--	--	--	--
Exercised	--	--	--	--
Outstanding at March 31	157,373	$18.05	3,528,302	$8.72
Warrants exercisable at March 31	157,373	$18.05	3,528,302	$8.72

14. EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan (the “Plan”), which was amended in February 2010. The plan, as amended, has a ten-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the plan is 12,000,000. These restricted stock awards represent share-based payments subject to the provisions of ASC 718 “ Stock Compensation ”. The fair value of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events.

During the three months ended March 31, 2011 and 2010, the Company granted 200,908 and 686,705 shares of restricted stock, respectively. During the three months ended March 31, 2011 and 2010, 0 and 59,165 shares of restricted stock were forfeited and retired, respectively. The shares that have been issued vest over a four to five-year period, and at issuance, resulted in total deferred compensation of $102,423 and $101,554 as of March 31, 2011 and December 31, 2010, respectively. The fair value of these restricted stock awards are equal to the fair value of the Company's stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three months ended March 31, 2011 and 2010, the Company recognized $5,547 and $8,326, respectively, of compensation expense under the plan. As of March 31, 2011 and December 31, 2010, there was $36,216 and $40,895, respectively, of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four to five-year period. During the three months ended March 31, 2011 and 2010, the Company has not recognized any tax benefits for the compensation expense under the Plan.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

14. EQUITY INCENTIVE PLAN (CONTINUED)

The following table summarizes the status of the Company's nonvested restricted stock awards during the three months ended March 31, 2011 and 2010:

	Nonvested Restricted		Nonvested Restricted
	Stock and Stock Unit		Stock and Stock Unit
	Awards		Awards
	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number of	Fair	Number of	Fair
	Shares	Values	Shares	Values
Outstanding at January 1	6,485,008	$6.42	4,713,983	$9.47
Granted	200,908	4.32	686,705	7.78
Vested	(694,228)	(7.99)	(857,055)	(9.71)
Forfeited	--	--	(59,165)	(13.79)
Outstanding at March 31	5,991,688	$6.16	4,484,468	$9.11

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

Selected information in the segment structure is presented in the following tables for the three months ended March 31, 2011 and 2010:

Revenues by segment for the three months ended March 31, 2011 and 2010 are as follows:

	March 31,
Revenues(1)	2011	2010
Installation Segment	$79,749	$92,749
Manufacturing Segment	14,204	16,009
Distribution Segment	4,856	11,432
Service Segment	245	--
Total	$99,054	$120,190

(1) Revenues by operating segments exclude intercompany transactions.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15. CONSOLIDATED SEGMENT DATA (CONTINUED)

Income (loss) by segment for the three months ended March 31, 2011 and 2010 are as follows:

	March 31,
Income from operations	2011	2010
Installation Segment	$24,530	$19,742
Manufacturing Segment	(2,789)	(1,051)
Distribution Segment	(970)	(661)
Service Segment	(854)	--
Corporate and others (1)	(11,792)	(11,067)
Income from operations	8,125	6,963
Corporate interest income	141	78
Corporate interest expense	(5,114)	(2,295)
Corporate other income	596	246
Income before income taxes	3,748	4,992
Income taxes	(2,069)	(1,717)
Net income	$1,679	$3,275

(1) Includes non-cash employee compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the three months ended March 31, 2011 and 2010 is as follows:

	March 31,
Non-cash employee compensation	2011	2010
Installation Segment	$370	$566
Manufacturing Segment	956	936
Distribution Segment	273	362
Service Segment	26	--
Corporate and others	3,922	6,462
	$5,547	$8,326

Depreciation and amortization by segment for the three months ended March 31, 2011 and 2010 are as follows:

	March 31,
Depreciation and amortization	2011	2010
Installation Segment	$837	$1,091
Manufacturing Segment	1,754	1,586
Distribution Segment	216	352
Service Segment	7	--
Corporate and others	413	205
	$3,227	$3,234

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15. CONSOLIDATED SEGMENT DATA (CONTINUED)

Total assets by segment as of March 31, 2011 and December 31, 2010 are as follows:

Total assets	March 31,	December 31,
	2011	2010
Installation Segment	$682,433	$585,439
Manufacturing Segment	195,923	197,899
Distribution Segment	40,049	46,074
Service Segment	13,398	13,905
Corporate and others (1)	415,730	267,705
	$1,347,533	$1,111,022

(1) Includes deposits paid for acquisition of subsidiaries, properties and intangible assets.

Goodwill by segment as of March 31, 2011 and December 31, 2010, is as follows:

Goodwill	March 31,	December 31,
	2011	2010
Installation Segment	$11,079	11,079
Manufacturing Segment	56,456	56,456
Distribution Segment	11,981	11,981
Service Segment	--	--
Total	$79,516	$79,516

16. CONTINGENCIES

From time to time, the Company may have disputes that arise in the ordinary course of its business. Currently, there are no material legal proceedings to which the Company is a party, or to which any of the Company's property is subject, that the Company expects to have a material adverse effect on the Company's financial condition except the following.

The Company and the members of the Company’s board of directors are named as defendants in purported class action lawsuits (the “Stockholder Actions”) brought in the Delaware Court of Chancery by several stockholders of the Company: Dziak, Levine, Smith and O’Conner on March 15, 2011, March 16, 2011, March 17, 2011 and March 18, 2011, respectively. The Stockholder Actions generally allege that the Company and all of its directors breached their fiduciary duties in connection with the transaction contemplated by the Merger Agreement (see Note 17). The Stockholder Actions seek, among other things: to declare that the contemplated Merger Transaction (see Note 17) is unfair, unjust and inequitable, enjoin the Company from taking any steps necessary to accomplish or implement the proposed Merger Transaction, and compensate plaintiff and the members of the class for all losses and damages suffered and to be suffered by them as a result of the Merger Transaction. The Company believes the Stockholder Actions are without merit and plans to defend against them vigorously. At this stage of the proceedings, the Company cannot predict the outcome of this litigation or whether it will have a material effect on the Company’s results of operations, liquidity or capital resources.

17. SUBSEQUENT EVENTS

As disclosed in a current report on Form 8-K filed by the Company on April 21, 2011, on April 20, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Merger”) with Rightmark Holdings Limited, a British Virgin Islands company and wholly owned subsidiary of Intelligent One Limited, a British Virgin Islands company wholly owned by Mr. Guoshen Tu (“Rightmark”), Rightmark Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Rightmark (“Merger Sub”) and Mr. Guoshen Tu (solely for the purpose of Section 6.15 of the Merger Agreement), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Rightmark (the “Merger Transaction”). Mr. Guoshen Tu is the Company’s Chief Executive Officer and the Chairman of Board of Directors and beneficially owns approximately 20.9% of the Company’s outstanding shares of common stock (the “Common Stock”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Common Stock issued and outstanding immediately prior to the Effective Time (other than (i) Rollover Shares (as defined in the Merger Agreement), (ii) shares owned by Rightmark and Merger Sub and (iii) shares in respect of which appraisal rights have been properly exercised under Delaware law) will be canceled and will be automatically converted into the right to receive $6.50 in cash (the “Merger Consideration”), without interest. In connection with the Merger, each outstanding share of Common Stock that is subject to vesting and/or forfeiture restrictions will become fully vested immediately prior to the Effective Time. In addition, each warrant that is outstanding at the Effective Time will be cancelled and each holder of such warrant will receive an amount in cash (without interest) equal to the product of (i) the excess of the Merger Consideration over the exercise price per share of such warrant and (ii) the number of shares of Company Common Stock subject to such warrant; provided, that if the exercise price per share of any such warrant is equal to or greater than the Merger Consideration, such warrant shall be cancelled without any cash payment being made in respect thereof.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

17. SUBSEQUENT EVENTS (CONTINUED)

Each of the Company, Rightmark and Merger Sub has made customary representations and warranties to each other in the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including, but not limited to, (i) adoption of the Merger Agreement by the Company’ stockholders, (ii) the absence of any order or injunction prohibiting the consummation of the Merger and (iii) truth and correctness of each party’s representations and warranties at closing. The Merger Agreement may be terminated under certain circumstances, including, among others, termination by mutual agreement of the parties, termination by either party if the Merger is not consummated on or before April 20, 2012 and termination by the Company at any time for any reason on or prior to May 4, 2011, as set forth in the Merger Agreement.

In connection with the Merger Agreement, Mr. Guoshen Tu also entered into a limited guaranty (the “Guaranty”) in favor of the Company with respect to certain payment obligations of Rightmark and Merger Sub under the Merger Agreement.

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
  Changes in laws, rules and regulations governing the business community in China in general and the surveillance and safety industry in particular; and
  The risks identified in the “Risk Factors” section included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and the subsequent SEC filings.

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

  “CSSI” are to China Security & Surveillance Intelligence (PRC) Inc., previously named China Security & Surveillance Manufacturing (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly-owned subsidiary of the Company;

  “CSSD” are to China Security & Surveillance Distribution (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly-owned subsidiary of the Company;

  “CSST Investment” are to China Security & Surveillance Investment (PRC) Inc., a corporation incorporated in the People’s Republic of China and a direct, wholly-owned subsidiary of the Company;

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

In the Installation Segment, contracts vary in amount and period of performance. The performance period for short-term contracts is usually between three and six months. Short-term contract award amounts are typically less than $7 million. Our long-term contracts are typically in excess of one year, and up to 36 months. In general, long-term contract awards have historically been in excess of $40 million, and have been entered into with municipalities, cities and provinces, or their affiliates located in China. These long-term contracts are further defined by agreed-upon detailed specifications that outline defined stages. Completion of a defined stage represents basic service and products delivered, such as the installation of specified surveillance and safety systems in defined locations within the project area. Stages are typically planned to be completed over defined three to six-month periods. Each stage represents a discreet, defined phase of the total contract, for which completion can be readily determined. At the completion of a stage, and upon customer inspection, verification and acceptance of the work performed, we recognize as revenue, the agreed-upon fixed price for the installation work completed in the respective stage. Other than a warranty reserve, we have no further obligations to the customer for a completed stage.

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

The use of contract accounting requires significant judgment in estimating total contract pricing and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. Our estimates are based upon the professional knowledge and experience of our engineers, program managers and other personnel, who review each long-term contract continually to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Our risk on fixed-price contracts is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

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

The Service Segment represents approximately 0.3% of revenues and approximately 10.5% of operating loss for the three months ended March 31, 2011. However, because we believe the Service Segment will expand substantially in the future, we have made the decision to show it as a separate segment.

Recent Development

On April 20, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rightmark Holdings Limited, a British Virgin Islands company and wholly owned subsidiary of Intelligent One Limited, a British Virgin Islands company wholly owned by Mr. Guoshen Tu (“Rightmark”), Rightmark Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Rightmark (“Merger Sub”) and Mr. Guoshen Tu (solely for the purpose of Section 6.15 of the Merger Agreement), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Rightmark (the “Merger Transaction” or the “Merger”). Mr. Guoshen Tu is our Chief Executive Officer and the Chairman of Board of Directors and beneficially owns approximately 20.9% of our outstanding shares of common stock, $0.0001 par value per share (the “Common Stock”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Common Stock issued and outstanding immediately prior to the Effective Time (other than (i) Rollover Shares (as defined in the Merger Agreement), (ii) shares owned by Rightmark and Merger Sub and (iii) shares in respect of which appraisal rights have been properly exercised under Delaware law) will be canceled and will be automatically converted into the right to receive $6.50 in cash (the “Merger Consideration”), without interest. In connection with the Merger, each outstanding share of Common Stock that is subject to vesting and/or forfeiture restrictions will become fully vested immediately prior to the Effective Time. In addition, each warrant that is outstanding at the Effective Time will be cancelled and each holder of such warrant will receive an amount in cash (without interest) equal to the product of (i) the excess of the Merger Consideration over the exercise price per share of such warrant and (ii) the number of shares of Company Common Stock subject to such warrant; provided, that if the exercise price per share of any such warrant is equal to or greater than the Merger Consideration, such warrant shall be cancelled without any cash payment being made in respect thereof.

We, Rightmark and Merger Sub each has made customary representations and warranties to each other in the Merger Agreement.

Completion of the Merger is subject to customary closing conditions, including, but not limited to, (i) adoption of the Merger Agreement by our stockholders, (ii) the absence of any order or injunction prohibiting the consummation of the Merger and (iii) truth and correctness of each party’s representations and warranties at closing. The Merger Agreement may be terminated under certain circumstances, including, among others, termination by mutual agreement of the parties, termination by either party if the Merger is not consummated on or before April 20, 2012 and termination by us at any time for any reason on or prior to May 4, 2011, as set forth in the Merger Agreement.

In connection with the Merger Agreement, Mr. Guoshen Tu also entered into a limited guaranty (the “Guaranty”) in favor of the Company with respect to certain payment obligations of Rightmark and Merger Sub under the Merger Agreement.

The foregoing description of the Merger Agreement and Guaranty is qualified in its entirety by reference to the full text of the Merger Agreement and Guaranty, copies of which have been filed as Exhibits to our current report on Form 8-K dated April 21, 2011, and which are incorporated herein by reference.

First Quarter Financial Performance Highlights

Our financial results in the first quarter of 2011 were affected by seasonality. As we succeeded in securing more larger scale installation projects which generally require longer installation time, we completed less installation projects in this quarter. Despite the revenue decrease, our gross margin and operating margin improved from 24.1% and 5.8% in the first quarter of 2010 to 31.8% and 8.3% in the first quarter of 2011, respectively. We believe the surveillance and safety product market in China will remain strong due, in part, to favorable government initiatives and a general rise in affluence of the population of China. As the first quarter has historically been our slowest quarter, we expect our revenue will grow in the remainder of 2011.

Following are some financial highlights for the first quarter of 2011:

  Revenues: Revenues decreased $21.14 million, or 17.6%, to $99.05 million for the three months ended March 31, 2011, from $120.19 million for the three months ended March 31, 2010.

  Gross margin: Gross margin was 31.8% for the three months ended March 31, 2011, compared to 24.1% for the three months ended March 31, 2010.

  Income from operations: Income from operations increased $1.16 million, or 16.6%, to $8.13 million for the three months ended March 31, 2011, from $6.97 million for the three months ended March 31, 2010.

  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 8.3% for the three months ended March 31, 2011, compared to 5.8% for the same period in 2010.

  Net income attributable to the Company: Net income attributable to the Company decreased $1.60 million, or 48.8%, to $1.68 million for the three months ended March 31, 2011, from $3.28 million for the three months ended March 31, 2010.

  Net margin: Net margin (the ratio of net income attributable to the Company to revenues, expressed as a percentage) was 1.7% for the three months ended March 31, 2011, compared to 2.8% for the three months ended March 31, 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.02 for the three months ended March 31, 2011, as compared to $0.05 for the three months ended March 31, 2010.

  Non-cash expenses: Total non-cash expenses were $8.78 million for the three months ended March 31, 2011, representing a decrease of $2.78 million, or 24.0%, from $11.56 million during the same period of 2010. Non-cash expenses for the three months ended March 31, 2011 included (i) depreciation and amortization of $3.23 million, and (ii) non-cash employee compensation expense of $5.55 million.

Results of Operations

The following table sets forth key components of our results of operations for the three months ended March 31, 2011 and 2010, in dollars and as a percentage of revenues.

(All amounts, other than percentages, in millions of U.S. dollars)
	March 31,
	2011		2010
Revenues	$99.05	100.0%	$120.19	100.0%
Cost of goods sold (including depreciation and amortization amounted $0.26 and $0.25, respectively)	(67.57)	68.2%	(91.21)	75.9%
Gross profit	31.48	31.8%	28.98	24.1%
Selling and marketing	(2.70)	2.7%	(2.71)	2.3%
General and administrative	(12.13)	12.2%	(7.99)	6.6%
Non-cash employee compensation	(5.55)	5.6%	(8.33)	6.9%
Depreciation and amortization	(2.97)	3.0%	(2.98)	2.5%
Income from operations	8.13	8.3%	6.97	5.8%
Other income	0.73	0.7%	0.32	0.3%
Interest expense	(5.11)	5.2%	(2.29)	1.9%
Income before income taxes	3.75	3.8%	5.00	4.2%
Income taxes	(2.07)	2.1%	(1.72)	1.4%
Net income attributable to the Company	$1.68	1.7%	$3.28	2.8%

Revenues

Our revenues are primarily generated from system installations, manufacturing and distribution of surveillance and safety products and providing surveillance and safety services. Revenues decreased $21.14 million, or 17.6%, to $99.05 million for the three months ended March 31, 2011 from $120.19 million for the three months ended March 31, 2010. Due to our marketing efforts and increased brand recognition, we were able to secure a greater number of larger scale installation projects which requires longer periods of time to complete the installation. As a result, we completed a lesser number of installation projects in the first quarter of 2011, which led to the decrease in our revenues. Most of local government’s 2011 Safe City projects were at the bidding stage in the first quarter. Historically, the first quarter has generally been a slow quarter for us largely because fewer projects are undertaken during and around the Chinese New Year holiday, and the fourth quarter has generally been the strongest quarter. Management expects the same trend in 2011.

The following table shows the components of revenues recognized in the first quarter of 2011.

(In millions of U.S. dollars)
Revenues from the Installation Segment recognized from contracts signed in 2010	$77.15
Revenues from the Installation Segment recognized from contracts signed in the first quarter of 2011	2.59
Revenues from the Manufacturing Segment recognized from contracts signed in 2010	2.35
Revenues from the Manufacturing Segment recognized from contracts signed in the first quarter of 2011	11.85
Revenues from the Distribution Segment recognized from contracts signed in 2010	0.15
Revenues from the Distribution Segment recognized from contracts signed in the first quarter of 2011	4.71

Revenues from the Service Segment recognized from contracts signed in 2010	0.25
Revenues from the Service Segment recognized from contracts signed in the first quarter of 2011	--
Total revenues recognized in the first quarter of 2011	$99.05
Revenues deferred	$2.77
Backlog of sales contracts signed before March 31, 2011 (1)	$330.97

(1) We have conservatively not included the letter of intents, framework agreements and various signed partnership agreements in our backlog numbers as they are subject to final binding individual agreements to be entered into at later dates.

The following table shows the different segments comprising our total revenues for the three months ended March 31, 2011 and 2010.

(All amounts in millions of U.S. dollars)

	March 31,
Revenues	2011		2010
Installation Segment	$79.74	80.5%	$92.75	77.2%
Manufacturing Segment	14.20	14.3%	16.01	13.3%
Distribution Segment	4.86	4.9%	11.43	9.5%
Service Segment	0.25	0.3%	--	--
Total	$99.05	100.0%	$120.19	100.0%

For the three months ended March 31, 2011 and 2010, our Installation Segment generated revenues of $79.74 million and $92.75 million which represented 80.5% and 77.2% of our total revenues, respectively. This decrease in revenues was mainly because a lesser number of projects were completed during the first quarter of 2011 as compared to the same period last year. Many of our installation projects were in the progress at March 31, 2011. During the three months ended March 31, 2011 and 2010, one individual customer accounted for approximately 47% and 21% of our revenue, respectively. There were no other individual customers who accounted for greater than 10% of our revenue in either period.

For the three months ended March 31, 2011 and 2010, our Manufacturing Segment generated revenues of $14.20 million and $16.01 million, representing 14.3% and 13.3% of our total revenues, respectively. Such decrease was mainly because management was focused on the segment integration and research and development of new products. The integration and development of these new products are part of management’s efforts to develop our Manufacturing Segment into a leading provider of surveillance and safety products in the Chinese market.

For the three months ended March 31 2011, our Distribution Segment generated revenues of $4.86 million, representing 4.9% of our total revenues, as compared to $11.43 million for the three months ended March 31, 2010, representing 9.5% of our total revenues. The revenue decrease was mainly due to the decrease in selling prices due to market competition. In addition, we made a strategic decision to cease the distribution of some lower margin products.

For the three months ended March 31, 2011, our Service Segment, which was established in the second quarter of 2010, generated revenues of $0.25 million, representing 0.3% of our total revenues.

Cost of goods sold

Our cost of goods sold primarily consists of the costs of our raw materials, labor and overhead. Cost of goods sold for the three months ended March 31, 2011 decreased by 25.9% to $67.57 million, as compared to $91.21 million for the three months ended March 31, 2010.

The following table shows the segment components of cost of goods sold for each of the three months ended March 31, 2011 and 2010.

(All amounts in millions of U.S. dollars)
	March 31,
Cost of goods sold	2011		2010
Installation Segment	$52.38	77.5%	$69.71	76.4%
Manufacturing Segment	10.74	15.9%	11.56	12.7%
Distribution Segment	4.24	6.3%	9.94	10.9%
Service Segment	0.21	0.3%	--	--
Total	$67.57	100.0%	$91.21	100.0%

The cost of goods sold related to the Installation Segment decreased by $17.33 million, or 24.9% to $52.38 million for the three months ended March 31, 2011, from $69.71 million for the three months ended March 31, 2010. The dollar decrease was mainly due to the decreased number of completed installation projects. The cost of goods sold related to the Manufacturing Segment decreased to $10.74 million for the three months ended March 31, 2011 as compared to $11.56 million for the three months ended March 31, 2010, mainly due to the decrease in revenues. The cost of goods sold related to our Distribution Segment accounted for approximately 6.3% of our total cost of goods sold for the three month ended March 31, 2011 as compared to 10.9% for the three months ended March 31, 2010. The cost of goods sold related to our Service Segment which was established in the second quarter of 2010 for the three months ended March 31, 2011 was $0.21 million, representing 0.3% of our total cost of goods sold.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit was $31.48 million and $28.98 million and our gross margin was approximately 31.8% and 24.1% for the three months ended March 31, 2011 and 2010, respectively. The increase was mainly driven by an increasing gross margin in the Installation Segment and disciplined execution of cost control initiatives.

The following table shows the different segment components comprising our gross profit margin over the three months ended March 31, 2011 and 2010.

	March 31,
Gross Margin	2011	2010
Installation Segment	34.3%	24.8%
Manufacturing Segment	24.4%	27.8%
Distribution Segment	12.7%	13.0%
Service Segment	16.2%	--
Total	31.8%	24.1%

For the three months ended March 31, 2011, gross margins of the Installation Segment, Manufacturing Segment and Distribution Segment were approximately 34.3%, 24.4% and 12.7%, respectively, compared to 24.8%, 27.8% and 13.0% for the three months ended March 31, 2010.

The increase in our gross margin for the Installation Segment was primarily because a larger proportion of our revenue was generated from larger scale projects in the first quarter of 2011 as compared to the same period in 2010. We are generally able to demand higher price and enjoy higher margin for larger scale projects. The security installation competitive landscape in China is dominated by many small vendors (who may not have all the necessary qualifications to perform larger scale projects which we often bid on). These smaller vendors typically focus on the retail and small corporate customer market segments instead of larger scale projects. Many competitors we typically face in smaller scale projects are often either eliminated in the bidding process or disqualified from bidding on large scale projects. As a result, we typically face a significantly reduced number of competitors on larger scale projects, which generally allowed us to command relatively higher prices. In addition, we also benefited from our experiences gained from our past installation projects and our research in developing more cost-effective installation processes, project design and solutions for our customers. As a result, we were able to reduce certain hardware components used in our installation projects while maintaining or improving the level of services to our customers.

The decrease in our gross margins for the Manufacturing Segment and the Distribution Segment in the first quarter of 2011 were primarily driven by the decrease of selling prices in an effort to maintain and expand our customer base.

The gross margin of our Service Segment which was established in the second quarter of 2010 was 16.2% for the three months ended March 31, 2011.

Selling and marketing expenses

Our selling and marketing expenses are composed primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs.

Our selling and marketing expenses decreased $0.01 million to $2.70 million for the three months ended March 31, 2011 from $2.71 million for the three months ended March 31, 2010. As a percentage of revenues, our selling and marketing expenses increased to 2.7% for the three months ended March 31, 2011 from 2.3% for the three months ended March 31, 2010. The percentage increase was mainly due to our decreased revenues.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees, and other expenses incurred in connection with general operation.

Our general and administrative expenses increased $4.14 million, or 51.8%, to $12.13 million for the three months ended March 31, 2011 from $7.99 million for the three months ended March 31, 2010. As a percentage of revenues, general and administrative expenses increased to 12.2% for the three months ended March 31, 2011 from 6.6% in the same period of 2010. The dollar and percentage increase was mainly due to the hiring of additional staff and professional expenses related to the proposed Merger Transaction.

Non-cash employee compensation

Non-cash employee compensation by segment for the three months ended March 31, 2011 and 2010 is as follows:

(All amounts in millions of U.S. dollars)
	March 31,
Non-cash employee compensation	2011		2010
Installation Segment	$0.37	6.7%	$0.57	6.8%
Manufacturing Segment	0.96	17.3%	0.94	11.3%
Distribution Segment	0.27	4.9%	0.36	4.3%
Service Segment	0.03	0.5%	--	--
Corporate and Other	3.92	70.6%	6.46	77.6%
Total	$5.55	100.0%	$8.33	100.0%

Effective February 7, 2007, our board of directors adopted the 2007 Equity Incentive Plan which was subsequently amended in February 2010 (the “Plan”). The Plan provides for grants of stock options, stock appreciation rights, performance units, restricted stock, restricted stock units, and performance shares. A total of 12,000,000 shares of our common stock may be issued under the Plan. The Plan has a 10-year term.

For the three months ended March 31, 2011, we granted an aggregate of 200,908 shares of restricted stock pursuant to the Plan to our employees and consultants. These shares will vest with respect to each of the employees and consultants over a period of four-to-five-year. Non-cash employee compensation for the three months ended March 31, 2011 decreased to $5.55 million from $8.33 million for the three months ended March 31, 2010, primarily because part of the shares granted in 2007 was fully vested during the first quarter of 2011.

Depreciation and amortization

Depreciation and amortization by segment for the three months ended March 31, 2011 and 2010 is as follows:

(All amounts in millions of U.S. dollars)

	March 31,
Depreciation and amortization	2011		2010
Installation Segment	$0.84	26.0%	$1.09	33.7%
Manufacturing Segment	1.75	54.2%	1.59	49.2%
Distribution Segment	0.22	6.8%	0.35	10.8%
Service Segment	0.01	0.3%	--	--
Corporate and Other	0.41	12.7%	0.20	6.3%
Total	$3.23	100.0%	$3.23	100.0%

Our depreciation and amortization expense was $3.23 million (including $0.26 million of depreciation and amortization expense included in cost of goods sold) for the three months ended March 31, 2011 as compared to $3.23 million (including $0.25 million of depreciation and amortization expense included in cost of goods sold) for the three months ended March 31, 2010. As a percentage of revenues, depreciation and amortization expenses increased to 3.3% for the three months ended March 31, 2011 from 2.7% for the three months ended March 31, 2010. This percentage increase was primarily due to the decrease in incremental revenue in the first quarter of 2011.

Income (loss) from operations

Our income from operations increased $1.16 million, or 16.6%, to $8.13 million for the three months ended March 31, 2011 compared to $6.97 million for the three months ended March 31, 2010. As a percentage of revenues, income from operations increased to 8.3% for the three months ended March 31, 2011 from 5.8% for the three months ended March 31, 2010.

The following table shows the different segments comprising our income (loss) from operations for the three months ended March 31, 2011 and 2010.

(All amounts in millions of U.S. dollars)

	March 31,
Income (loss) from operations	2011			2010
Installation Segment	$24.53	301.7%		$19.74	283.2%
Manufacturing Segment	(2.79)	(34.3%	)	(1.05)	(15.1%	)
Distribution Segment	(0.97)	(11.9%	)	(0.66)	(9.5%	)
Service Segment	(0.85)	(10.5%	)	--	--
Corporate and others	(11.79)	(145.0%	)	(11.06)	(158.6%	)
Total	$8.13	100.0%		$6.97	100.0%

Income from operations related to the Installation Segment increased $4.79 million, or 24.3%, to $24.53 million for the three months ended March 31, 2011, compared to $19.74 million for the three months ended March 31, 2010. This increase was mainly because the installation projects we finished in the first quarter of 2011 generally had higher margins as compared to projects completed in the same period in 2010.

Loss from operations related to the Manufacturing Segment increased $1.74 million to $2.79 million for the three months ended March 31, 2011, from $1.05 million for the same period in 2010. In the first quarter of 2011, we hired additional staff to meet the anticipated growth of the Manufacturing Segment.

Loss from operations related to the Distribution Segment was $0.97 million for the three months ended March 31, 2011, as compared to $0.66 million for the three months ended March 31, 2010. Such increase in loss from operations was mainly due to the decrease of gross margin for the Distribution Segment.

Loss from operations related to the Service Segment which was established in the second quarter of 2010 was $0.85 million for the three months ended March 31, 2011.

We also provide general corporate services to our segments. Costs attributable to these services were reported as corporate and other expenses. These costs included amortization, depreciation, and non-cash compensation for employees. Loss from operations related to the Corporate and others for the three months ended March 31, 2011 and 2010 was $11.79 million and $11.06 million, respectively. The increase was mainly due to the hiring of additional staff, and professional expenses related to the proposed Merger Transaction.

Other income

Our other income for the three months ended March 31, 2011 increased $0.41 million, or 128.1%, to $0.73 million for the three months ended March 31, 2011 from $0.32 million for the three months ended March 31, 2010. As a percentage of revenues, other income for the three months ended March 31, 2011 was 0.7%, as compared to 0.3% for the three months ended March 31, 2010. The dollar and percentage increase was mainly due to a subsidy received from a local government in the first quarter of 2011.

Interest expense

During the first quarter of 2011, we had borrowings under 9 long-term loans and 28 short-term loans from banks and 4 product financing arrangements from financial institutions. We incurred total interest expense of $5.11 million for the three months ended March 31, 2011, as compared to $2.29 million for the same period in 2010. We incurred $0.52 million and $0.95 million in interest during the three months ended March 31, 2011 and 2010, respectively, in connection with our outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”). The dollar increase in interest expense in the first quarter of 2011 was primarily due to the increase in the outstanding balance of our bank loans.

Income before taxes

Our income before income taxes decreased $1.25 million, or 25.0%, to $3.75 million for the three months ended March 31, 2011 from $5.00 million for the same period in 2010. As a percentage of revenues, income before income taxes for the three months ended March 31, 2011, decreased to 3.8% from 4.2% for the same period in 2010. Such dollar and percentage increase was primarily due to the decrease of the incremental revenue and the increase in interest expenses.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income for the three months ended March 31, 2011 or 2010.

Our wholly-owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Our subsidiaries, Golden and Hongtianzhi are located in Shenzhen and Zhuhai DIT Digital Technology Limited is located in Zhuhai. They are each subject to an EIT rate of 24% in 2011. Chengfeng, HiEasy, Minking, Stonesonic, Tsingvision and Coson were each subject to an EIT rate of 15% in 2011 due to their high-technology company status. CSST PRC, Longhorn and Jin Lin are located in Shenzhen and they are subject to an EIT rate of 12% in 2011 because they received the lower tax rate as high-technology companies. CSSI, CSSS, CSSD and Guanling were subject to an EIT rate of 25% in 2011.

Our income taxes increased $0.35 million to $2.07 million for the three months ended March 31, 2011 from $1.72 million for the three months ended March 31, 2010. Such increase was primarily because of the increase in certain subsidiaries’ income tax rates and an increase in the deferred tax valuation allowance on U.S. operating losses during the quarter.

Net income attributable to the Company

Net income attributable to the Company decreased $1.60 million, or 48.8%, to $1.68 million for the three months ended March 31, 2011 from $3.28 million for the same period in 2010. As a percentage of revenues, net income attributable to the Company decreased to 1.7% for the three months ended March 31, 2011 from 2.8% for the same period in 2010. This dollar and percentage decrease was mainly due to the decrease in incremental revenue and increase in interest expenses in the first quarter of 2011.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China. Our operating subsidiaries purchase substantially all products and render all services in China, and receive payments from customers in China using RMB as the functional currency. We do not engage in currency hedging.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the first quarter of 2011 and 2010.

For the three months ended March 31, 2011, we utilized the exchange rates of 6.56, 6.57, and 8.04 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in an $6.83 million foreign currency translation gain. For the three months ended March 31, 2010, we implemented the exchange rates of 6.83, 6.83, and 8.04 in calculating the assets and liabilities, revenue and expenses, and equity, respectively, which resulted in a $0.12 million foreign currency translation gain.

Liquidity and Capital Resources

General

As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $278.74 million and $65.63 million, respectively. The following table provides detailed information about our net cash flow for the three months ended March 31, 2011 and 2010.

Cash Flow

(All amounts in millions of U.S. dollars)
	March 31,
	2011	2010
Net cash provided by (used in) operating activities	$37.17	$(60.88)
Net cash used in investing activities	(6.73)	(7.66)
Net cash provided by financing activities	181.77	56.34
Effect of exchange rate changes on cash	0.90	0.01
Net cash inflow (outflow)	$213.11	$(12.19)

Operating Activities:

Net cash provided by operating activities was $37.17 million for the three months ended March 31, 2011, as compared to net cash used in operating activities of $60.88 million for the same period in 2010. The increase in net cash provided by operating activities in the first quarter of 2011 was primarily due to decreases in accounts receivable and inventories, compared to increases in the first quarter of 2010. We enhanced our credit control and collected more receivables in the first quarter of 2011.

Investing Activities:

Our main uses of cash for investing activities during the three months ended March 31, 2011 and 2010 were acquisitions of plant and equipment and deposits for the acquisition of subsidiaries.

Net cash used in investing activities for the three months ended March 31, 2011 was $6.73 million, which is a decrease of $0.93 million from net cash used in investing activities of $7.66 million in the same period of 2010. This decrease was primarily due to the decrease in net cash used for additions to intangible assets, other than through business acquisitions as well as a decrease in net cash used for deposits paid for business acquisitions, properties and intangible assets in the first quarter 2011.

Financing Activities:

Net cash provided by financing activities for the three months ended March 31, 2011 totaled $181.77 million, as compared to $56.34 million in the same period of 2010. The increase in net cash provided by financing activities was mainly attributable to proceeds from additional bank loans obtained in the first quarter of 2011. For details of the loan facilities, please refer to the “Loan Facilities” section below.

Loan Facilities:

a) Notes payable

As of March 31, 2011, the amount, maturity date and original term of each of our bank loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Maturity Date	Original Term

China Development Bank	$200.00	February 2014	3 years
China Development Bank	50.00	October 2013	3 years
China Construction Bank	7.63	March 2012	1 year
China Merchants Bank	4.80	September 2011	6 months
Guangdong Development Bank	18.45	March 2012	1 year
China Merchants Bank	9.00	November 2012	2 years
Industrial and Commercial Bank of China	15.26	January 2012	1 year
China Zheshang Bank	3.05	August 2011	1 year
China Merchants Bank	1.53	November 2012	2 years
China Merchants Bank	31.10	January 2021	10 years
Bank of China	10.84	December 2011	1 year
Bank of China	10.84	December 2011	1 year
Shanghai Pudong Development Bank	8.05	June 2011	6 months
China Merchants Bank	10.68	November 2012	2 years
Industrial and Commercial Bank of China	6.10	December 2011	1 year
Industrial and Commercial Bank of China	4.58	December 2011	1 year
Industrial and Commercial Bank of China	4.58	December 2011	1 year
Bank of China	7.41	May 2011	6 months
Industrial and Commercial Bank of China	7.78	November 2011	1 year
China Merchants Bank	3.81	October 2011	1 year
Shenzhen Development Bank	6.10	August 2011	1 year
China Everbright Bank	6.10	July 2011	1 year
Industrial and Commercial Bank of China	8.33	July 2011	1 year
China Construction Bank	4.58	July 2011	1 year
Guangdong Development Bank	7.56	June 2011	1 year
Industrial and Commercial Bank of China (Asia)	10.00	July 2011	1 year
Shanghai Pudong Development Bank	12.20	April 2011	1 year
Shanghai Pudong Development Bank	12.20	April 2011	1 year
Total	$482.56

* Calculated on the basis that $1 = RMB6.56.

We have entered the following bank loans. The terms of bank loans that we typically enter into require collateral for the loans. Collateral is usually defined in the agreements as buildings and land use rights.

On March 1, 2011, we entered into a term loan facility agreement with China Development Bank Corporation Hong Kong Branch (“CDB”), pursuant to which CDB agreed to make available to us a term loan facility in an aggregate principal amount of up to $200.00 million, subject to terms and conditions of the agreement. We borrowed a total of $200.00 million on March 1, 2011 under the facility, with an annual interest rate of 3% per annum over the applicable six-month London Inter Bank Offered Rate (3.46% as of March 31, 2011). The loan under the facility will mature on the third anniversary of the first date when the facility is utilized by us with 50% of the principal due in August 2013 and the remaining 50% due in February 2014. Pursuant to the term loan facility agreement, if our chairman and CEO, Mr. Guoshen Tu, ceases to be the beneficial owner of at least 10% of our capital stock, the facility may be cancelled and all outstanding loans under the facility may become immediately due and payable with no less than 30 days notice. As of March 31, 2011, this condition was satisfied, and management believes the Company is in compliance with all terms and conditions of the term loan facility agreement.

In October 2010, we entered into a term loan facility agreement with CDB, pursuant to which CDB agreed to make available to us a term loan facility in aggregate principal amount of up to $50.00 million, subject to terms and conditions of the agreement. We borrowed a total of $50.00 million on October 29, 2010 under the facility, with an annual interest rate of 3% per annum over the applicable six-month London Inter Bank Offered Rate (3.46% as of March 31, 2011). The loan under the facility is due in October 2013. Pursuant to the term loan facility agreement, if our chairman and CEO, Mr. Tu, ceases to be the beneficial owner of at least 10% of our outstanding capital stock, the facility may be cancelled and all outstanding loans under this facility may become immediately due and payable with no less than 30 days notice. As of March 31, 2011, this condition was satisfied and management believes we are in compliance with all terms and conditions of the term loan facility agreement.

On March 24, 2011, we entered into a loan agreement with China Merchants Bank. We borrowed RMB31.50 million (approximately $4.80 million) with an annual interest rate equal to the 1 to 6 month’s benchmark lending rate of the People’s Bank of China (5.60% as of March 31, 2011) with interest payable on the 20th of each month. The loan is due in September 2011. The loan is guaranteed by one of our subsidiaries.

On March 21, 2011, we entered into a loan agreement with China Construction Bank. We borrowed RMB50.00 million (approximately $7.63 million) with an annual interest rate equal to 7.20%, with interest payable on the 20th of each month. The loan was due in March 2012. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property of a subsidiary.

On March 16, 2011, we entered into a loan agreement with Guangdong Development Bank. We borrowed RMB121.00 million (approximately $18.45 million) with an annual interest rate equal to 105% of the 1 to 6 month’s benchmark lending rate of the People’s Bank of China (5.88% as of March 31, 2011) with interest payable on the 20th of each month. The loan is due in March 2012. The loan is collateralized by a restricted cash amount of $20,000 of one of our subsidiaries.

On February 9, 2011, we entered into a loan agreement with Societe Generale. We borrowed RMB27.00 million (approximately $4.12 million) with an annual interest rate equal to 9.10%, with interest payable on the due date of the loan. The loan was due and repaid in March 2011. The loan was guaranteed by one of our subsidiaries.

On February 1, 2011, we entered into a loan agreement with China Merchants Bank. We borrowed RMB59.00 million (approximately $9.00 million) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People’s Bank of China (6.41% as of March 31, 2011) with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On January 31, 2011, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB100.04 million (approximately $15.26 million) with an annual interest rate equal to 95% of the 12 month’s benchmark lending rate of the People’s Bank of China (5.76% as of March 31, 2011), with interest payable on the 20th of each month. The loan is due in January 2012. The loan is guaranteed by four of our subsidiaries.

On January 12, 2011, we entered into a loan agreement with China Zheshang Bank. We borrowed RMB20.00 million (approximately $3.05 million) with an annual interest rate equal to 120% of the 6 to 12 month’s benchmark lending rate of the People’s Bank of China (7.27% as of March 31, 2011) with interest payable on the 20th of each month. The loan is due in August 2011. The loan is guaranteed by our CEO and two of our subsidiaries.

On January 10, 2011, we entered into a loan agreement with China Merchants Bank. We borrowed RMB40.00 million (approximately $6.10 million) on January 10, 2011, and RMB169.34 million (approximately $25.83 million) on February 9, 2011, with an annual interest rate equal to 105% of the 5 to 10 year’s benchmark lending rate of the People’s Bank of China (6.93% as of March 31, 2011) with principal and  interest payable in each quarter. The loan matures in January 2021. In March 2011, we repaid principal of the loan in the amount of RMB5.44 million (approximately $0.83 million) in accordance with the terms of the loan. The loan is guaranteed by Shenzhen Zhonghe Industrial Limited, an independent third party, and is secured by the rights of properties currently under construction which will be acquired by us upon their completion.

On January 4, 2011, we entered into a loan agreement with China Merchants Bank. We borrowed RMB10.00 million (approximately $1.53 million) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People’s Bank of China (6.41% as of March 31, 2011) with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On December 29, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB71.10 million (approximately $10.84 million) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by our CEO and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On December 24, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB71.10 million (approximately $10.84 million) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by our CEO and one of our subsidiaries, and collateralized by the property and land use rights of a subsidiary.

On December 10, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB66.00 million (approximately $10.07 million) with an annual interest rate equal to the 6 month's benchmark lending rate of the People’s Bank of China (5.60% as of March 31, 2011) with interest payable on the 20th of each month. The loan is due in June 2011. The loan is collateralized by a cash deposit of Whitehorse Technology Limited, a company wholly-owned by our CEO. We repaid RMB6.65 million (approximately $1.01 million) and RMB6.60 million (approximately $1.01 million) in January and March 2011, respectively.

On December 2, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB70.00 million (approximately $10.68 million) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People’s Bank of China (6.14% as of March 31, 2011) with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and is collateralized by the property and land use rights of a subsidiary.

On November 19, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB30.00 million (approximately $4.58 million) on December 21, 2010, RMB30.00 million (approximately $4.58 million) on December 29, 2010 and RMB40.00 million (approximately $6.10 million) on January 31, 2011 with an annual interest equal to 95% of the 12 month's benchmark lending rate of the People’s Bank of China (5.76% as of March 31, 2011) with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by three of our subsidiaries and is collateralized by the property of a subsidiary.

On November 17, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB48.60 million (approximately $7.41 million) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in May 2011. The loan is guaranteed by our CEO and one of our subsidiaries, and was collateralized by the property and land use rights of a subsidiary.

On October 29, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB51.00 million (approximately $7.78 million) with an annual interest rate equal to 95% of the 12 month’s benchmark lending rate of the People’s Bank of China (5.76% as of March 31, 2011) with interest payable on the 20th of each month. The loan is due in November 2011. The loan is guaranteed by three of our subsidiaries, and is collateralized by the property of a subsidiary.

On October 18, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB25.00 million (approximately $3.81 million) with an annual interest equal to 110% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.67% as of March 31, 2011) with interest payable on the 20th of each month. The loan is due in October 2011. The loan is guaranteed by our Chief Operating Officer, our CEO and his wife.

On August 18, 2010, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB40.00 million (approximately $6.10 million) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan is due in August 2011. The loan is guaranteed by our CEO and two of our subsidiaries, and is collateralized by the property of a subsidiary.

On August 9, 2010, we entered into a loan agreement with Societe Generale. We borrowed RMB27.00 million (approximately $4.12 million) with an annual interest rate equal to 5.35%, with interest payable on the due date of the loan. The loan was due and repaid in February 2011. The loan was guaranteed by one of our subsidiaries.

On July 26, 2010, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40.00 million (approximately $6.10 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by our CEO, one of our subsidiaries and Chuang Guan.

On July 21, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB54.60 million (approximately $8.33 million) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan is due in July 2011. The loan is guaranteed by three of our subsidiaries and is collateralized by the property of a subsidiary.

On July 15, 2010, we entered into a loan agreement with China Construction Bank. We borrowed RMB30.00 million (approximately $4.58 million) with an annual interest rate equal to 6.67%, with interest payable on the 20th of each month. The loan is due in July 2011 and is collateralized by the property of one of our subsidiaries.

On July 1, 2010, we entered into a loan agreement with Guangdong Development Bank. We borrowed RMB49.60 million (approximately $7.56 million) with an annual interest rate equal to 6.67%, with interest payable on the 20th of each month. The loan is due in June 2011. The loan is guaranteed by our CEO and one of our subsidiaries.

On June 18, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China (Asia) Limited. We borrowed $8.00 million and $2.00 million on July 15, 2010 and August 12, 2010, respectively, with an effective interest rate at 3% per annum over the applicable one year London Inter Bank Offered Rate (3.78% at March 31, 2011), with interest payable on the due date of the loan. Interest payable is calculated on the basis of the actual number of days elapsed and a 360-day year. The loan is due in July 2011. The loan is guaranteed by our CEO and is collateralized by fixed assets of one of our subsidiaries and the shares of one of our subsidiaries.

On April 16, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80.00 million (approximately $12.20 million) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan was due and repaid in April 2011. The loan was guaranteed by our CEO and one of our subsidiaries, and was collateralized by the properties and land use rights of a subsidiary.

On April 15, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80.00 million (approximately $12.20 million) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan was due and repaid in April 2011. The loan was guaranteed by our CEO, and was collateralized by the properties and land use rights of one of our subsidiaries.

On March 31, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50.00 million (approximately $7.63 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries, and was collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB90.00 million (approximately $13.73 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries, and was collateralized by the properties of two subsidiaries of the Company.

On March 24, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB60.00 million (approximately $9.15 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries, and was collateralized by the properties of two subsidiaries of the Company.

On March 4, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB31.00 million (approximately $4.73 million) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in February 2011. The loan was guaranteed by three of our subsidiaries, and was collateralized by the property of a subsidiary.

On March 4, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB39.00 million (approximately $5.95 million) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in January 2011. The loan was guaranteed by three of our subsidiaries, and was collateralized by the property of a subsidiary.

On March 3, 2010, we entered into a loan agreement with China Construction Bank. We borrowed RMB50.00 million (approximately $7.63 million) with an annual interest rate equal to 6.10%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by our CEO and one of our subsidiaries, and was collateralized by the property of a subsidiary.

On March 2, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB41.00 million (approximately $6.25 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries, and was collateralized by the property and land use rights of a subsidiary.

On February 3, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB59.00 million (approximately $9.00 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in February 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries, and was collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB100.00 million (approximately $15.25 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan was due in January 2011. The Company repaid RMB80.00 million (approximately $12.20 million) and RMB 20.00 million (approximately $3.05 million) in June 2010 and January 2011, respectively. The loan was guaranteed by our CEO

b) Product financing arrangements

As of March 31, 2011, the amount, maturity date and original term of each of our obligations under product financing arrangements were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount *	Maturity Date	Original Term
A Financial Institution	$5.90	June 2013	3 years
A Financial Institution	0.54	September 2013	4 years
A Financial Institution	4.05	September 2012	3 years
A Financial Institution	0.78	July 2011	3 years
Total	$11.27

* Calculated on the basis that $ 1 = RMB6.56

In June 2010, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.23% on inventory financings. We borrowed RMB50 million (approximately $7.63 million). The loans expire in June 2013, and payments of principal and interest are due at the end of each quarter.

In September 2009, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.46% on inventory financings. We borrowed RMB50 million (approximately $7.63 million). The loans expire in September 2012, and payments of principal and interest are due at the end of each quarter.

In February 2009, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10.5% on inventory financings. We borrowed RMB7.11 million (approximately $1.09 million). The loans expire in September 2013, and payments of principal and interest are due at the end of each quarter.

In July 2008, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10% on inventory financings. We borrowed RMB53.49 million (approximately $8.16 million). The loans expire in July 2011, and payments of principal and interest are due at the end of each quarter.

c) Guaranteed senior unsecured notes payable

As of March 31, 2011, we had outstanding the Tranche B Notes. The Tranche B Notes have a principal amount of $84.00 million, zero coupon interest and a fair value of $78.44 million, resulting in a debt discount of $5.56 million and an effective interest rate of approximately 5%. The Tranche B Notes mature on September 2, 2012. We are to repay the principal amount in six consecutive semi-annual installments, that began on March 2, 2010, with 46%, 46%, and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. We will be entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by our significant subsidiaries to the extent permitted under applicable laws. We repaid $19.32 million of the principal on the Tranche B Notes in March 2011.

d) Others

The Kunming Safe City project consisted of two stages - Stage I and Stage II. Stage I was completed in December 2008, and Stage II was completed in March 2009. All receivables totaling RMB123 million (approximately $18 million) related to Stage I were sold to Industrial and Commercial Bank of China (“ICBC”) in March 2009 for RMB113 million (approximately $16.5 million). This amount was fully collected from ICBC in March 2009. Stage II receivables were RMB86 million ($12.6 million), of which RMB11.33 million (approximately $1.73 million) was outstanding as of December 31, 2010. The remaining receivables from the Kunming Municipal Government were fully collected in February 2011.

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

Loan facility liquidity requirements

In the remaining nine months of 2011, we have approximately $140.70 million in bank loans that will mature. We believe we will be able to pay all obligations as they become due. As some of our loans become due, we may elect to renew or refinance, rather than repay, the indebtedness. However, there is no assurance that additional financing will become available on terms acceptable to us. We believe that we will have the ability to refinance our indebtedness when and if we elect to do so. While we currently are not in a position to know the terms of such refinancing, we expect to refinance our indebtedness at prevailing market rates and on prevailing market terms. We are exposed to a variety of risks associated with short-term borrowings including adverse fluctuations in fixed interest rates for short-term borrowings and unfavorable increases in variable interest rates, potential inability to service our short term indebtedness through cash flow from operations and the overall reduction of credit in the current economic environment.

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

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2011:

(All amounts in millions of U.S. dollars)
	Payments due by period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Debt Obligations	$520.87	$212.00	$285.46	$6.02	$17.39
Operating Lease Obligations	2.56	1.76	0.80	--	--
Total	$523.43	$213.76	$286.26	$6.02	$17.39

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

  Fair Value Measurement - We utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

  At March 31, 2011, we had no financial assets or liabilities subject to recurring fair value measurements.

  Our financial instruments include cash, accounts receivable, other receivables, accounts and bills payable, notes payable, obligations under product financing arrangements and guaranteed senior unsecured notes payable. Management estimates that the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature and/or market rates of interest currently available to the company.

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

  From time to time, we enter into receivable factoring agreements. We account for such arrangements under ASC 860 “ Transfer and Servicing.” These arrangements are without recourse, the receivables are isolated from us, the transferee has the right to pledge or exchange the receivables, and we do not maintain effective control over the receivables. Therefore, these arrangements satisfy the conditions to be accounted for as a sale and we recognize any gain or loss in earnings.

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

Goodwill - Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC 350-30-50, “ Goodwill and Other Intangible Assets ” requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. We test goodwill for impairment in the fourth quarter each year.

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

Revenue Recognition - Revenue from sales of surveillance and safety products and systems are recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 104: “ Revenue Recognition ” and related interpretations. Revenues are recognized when the following criteria are met:

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

We derive a significant portion of our revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under ASC 605-25 “ Multiple-Element Arrangements.” Installation segment contracts vary in terms of contract amount and period of performance. The performance period for short-term contracts is usually between three and six months. The period of performance for long-term contracts is typically between a year and 36 months. Long-term contracts generally are entered into with municipalities, cities, provinces, or their affiliates located in China. These long-term contracts are further defined by agreed-upon detail specifications that outline defined stages. Completion of a defined stage represents basic service and products delivered, such as the installation of specified surveillance and safety systems in defined locations within the project area. Stages are typically planned to be completed over defined three to six-month periods. Each stage represents a discreet, defined phase of the total contract, for which completion can be readily determined. At the completion of a stage, and upon customer inspection, verification and acceptance of the work performed, we recognize the fixed price per stage as revenue. At the time of stage completion, we consider the title to work performed passing to the customer. Other than a warranty reserve, discussed below, we have no further obligations to the customer for a completed stage.

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

We derive a portion of our revenue from one-year software upgrades. These services are typical post-contract service (“PCS”) arrangements according to ASC 985-605-25 “ Revenue Recognition ”. Under this guidance, PCS revenue may be recognized together with the initial licensing fee on delivery of the software if all of the following conditions are met:

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

  Income taxes - We account for income taxes using the asset and liability method prescribed by ASC 740 “ Income Taxes ”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

For additional Critical Accounting Policies, please see Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for a discussion of the Company’s critical accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Business Combinations

(Included in ASC 805 “Business Combination,” previously SFAS No. 141(R))

In December 2010, the Financial Accounting Standards Board (FASB”) issued Accounting Standards Update (ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update did not have an impact on our consolidated financial statements.

Goodwill

(Included in ASC 350 “Intangibles-Goodwill and Other”)

In December 2010, the FASB issued ASU No.2010-28, “Intangibles-Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amount perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for us beginning with this interim period. The adoption of this update did not have an impact on our financial condition or results of operations.

Multiple Deliverable Revenue Arrangements

(Accounting Standards Updates 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for us beginning on January 1, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest and do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of March 31, 2011 and December 31, 2010 was $308.35 million and $73.62 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at March 31, 2011, would decrease net income before provision for income taxes by approximately $7 million or 10% for the three months ended March 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar. Except for the U.S. holding company, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase our comprehensive income by $6.83 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2011. As of March 31, 2011, our accumulated other comprehensive income was $52.45 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2011.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the three months ended March 31, 2011.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition, except as follows:

The Company and the members of our board of directors are named as defendants in purported class action lawsuits (the “Stockholder Actions”) brought in the Delaware Court of Chancery by several stockholders: Dziak, Levine, Smith and O’Conner on March 15, 2011, March 16, 2011, March 17, 2011 and March 18, 2011, respectively. The Stockholder Actions generally allege that the Company and all of our directors breached their fiduciary duties in connection with the transaction contemplated by the Merger Agreement. The Stockholder Actions seek, among other things: to declare that the contemplated Merger Transaction is unfair, unjust and inequitable, enjoin the Company from taking any steps necessary to accomplish or implement the proposed Merger Transaction, and compensate the plaintiff and the members of the class for all losses and damages suffered and to be suffered by them as a result of the Merger Transaction. We believe the Stockholder Actions are without merit and plan to defend against them vigorously. At this stage of the proceedings, we cannot predict the outcome of this litigation or whether it will have a material effect on our results of operations, liquidity or capital resources.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.

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

DATED: April 25, 2011

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