Form 10-K/A
period 2010-12-31
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2011-04-29
CIK 1260625

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTES

On February 28, 2011, we filed our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services). In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors, with information detailing the public company directorships currently held or directorships held during the past five years, together with additional information about the specific experience, qualifications, attributes or skills that led to the Board of Director’s conclusion that such person should serve as a director.

NAME	AGE	POSITION
Guoshen Tu	45	Chief Executive Officer, and Chairman of the Board
Terence Yap	39	Chief Financial Officer and Vice Chairman of the Board
Runsen Li	75	Director
Peter Mak	49	Director
Robert Shiver	56	Director

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

Peter Mak. Mr. Mak became a director in October 2007. Mr. Mak is currently the Managing Director of Venfund Investment, a China-focused private equity investment and financial advisory firm incorporated in Shenzhen, China which he co-founded in late 2001. Prior to that, Mr. Mak spent 17 years at Arthur Andersen Worldwide where he was a firm partner and served as the managing partner of Arthur Andersen Southern China in his last position with the firm. Since June 2009, he has also been the Chief Financial Officer of A-Power Energy Generation Systems Ltd. (Nasdaq: APWR). Mr. Mak serves as an independent non-executive director and audit committee chairman of Trina Solar Limited, China GrenTech Corp., which are listed or quoted in the U.S., and Huabao International Holdings Ltd., Pou Sheng International (Holdings) Limited, Real Gold Mining Limited and 361 Degrees International Limited, which are listed on the Hong Kong Stock Exchange. Mr. Mak was selected to serve as a director on our board in connection with his substantial experience with Arthur Andersen and experience as audit committee chairman of several public companies, which provided him with a unique perspective on accounting and financial reporting, as well as risk management expertise. Mr. Mak is a graduate of the Hong Kong Polytechnic University and a fellow member of the Association of Chartered Certified Accountants, UK and the Hong Kong Institute of Certified Public Accountants, and a member of the Institute of Chartered Accountants, in England and Wales. Other than noted above, Mr. Mak has not held any other public company directorship during the past five years.

Mr. Shiver. Mr. Shiver became a director in October 2007. Mr. Shiver is currently Chairman and CEO of SH Holdings LLC , which is a privately held investment company specializing in developing recurring revenue services and products in the global security, energy, wireless, and technology sectors. Mr. Shiver is also the Chairman and CEO of Aerwav Holdings Inc., which specialized in providing wireless services, technology and products for the global security, energy and commercial sectors. From November 2003 to June 2005, Mr. Shiver served as Chairman and CEO of Aerwav Integration Service, a subsidiary of Aerwav Holdings Inc. In June 2005, in order to reorganize its balance sheet, Aerwav Integration elected to file a voluntary Chapter 11 petition in the U.S. Bankruptcy Court, District of New Jersey which was later converted into Chapter 7 liquidation in April 2006. In addition, Mr. Shiver served as Chairman and CEO of Intek Global, a global provider of wireless technology, spectrum, products, and various services from 1997 to 2002. Within the global security sector, Mr. Shiver has substantial experience at the investor, board and executive level with companies, including, Securicor PLC, ADT LTD, Centennial Security Holdings, and Sonitrol. Mr. Shiver was selected to serve as a director on our board in connection with his invaluable leadership, business management, strategic vision, and over 30 years of experience. Mr. Shiver has not held any other public company directorships during the past 5 years.

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

The current version of the Code of Ethics is maintained on the Company’s website at www.csst.com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, China Security & Surveillance Technology, Inc., 13/F Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, People’s Republic of China, 518034. During the fiscal year ended December 31, 2010, there were no waivers of our Code of Ethics.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Except as disclosed elsewhere in this report, none of our directors or executive officers has, during the past ten years:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, the following individuals were late in filing one or more Section 16(a) forms during 2010: (i) a late Form 4 report filed by Runsen Li on August 26, 2010 to report the grant of 20,000 restricted shares of common stock on August 11, 2010 pursuant to the Company’s Equity Incentive Plan; (ii) a late Form 4 report filed by Robert Shiver on August 26, 2010 to report the grant of 20,000 restricted shares of common stock on August 11, 2010 pursuant to the Company’s Equity Incentive Plan; (iii) a late Form 4 report filed by Peter Mak on August 26, 2010 to report the grant of 20,000 restricted shares of common stock on August 11, 2010 pursuant to the Company’s Equity Incentive Plan; (iv) a late Form 4 report filed by Terence Yap on August 26, 2010 to report the grant of 500,000 restricted shares of common stock on August 11, 2010 pursuant to the Company’s Equity Incentive Plan; (v) a late Form 4 report filed by Guoshen Tu on August 26, 2010 to report the grant of 2,000,000 restricted shares of common stock on August 11, 2010 pursuant to the Company’s Equity Incentive Plan; (vi) a late Form 4 report filed by Runsen Li on March 5, 2010 to report the grant of 30,000 restricted shares of common stock on February 10, 2010 pursuant to the Company’s Equity Incentive Plan; (vii) a late Form 4 report filed by Peter Mak on March 5, 2010 to report the grant of 30,000 restricted shares of common stock on February 10, 2010 pursuant to the Company’s Equity Incentive Plan and (viii) a late Form 4 report filed by Robert Shiver on March 5, 2010 to report the grant of 30,000 restricted shares of common stock on February 10, 2010 pursuant to the Company’s Equity Incentive Plan.

ITEM 11.     EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following is a discussion of our executive compensation program and the compensation decisions made for fiscal year 2010 with respect to Guoshen Tu our Chief Executive Officer (referred to as our “CEO”) and Terence Yap, our Chief Financial Officer (referred to as our “CFO”). We refer to these executive officers as the “named executive officers.”

As of December 31, 2010, Mr. Tu and Mr. Yap were the only two executive officers. Currently, the position of President is vacant, and our CEO has assumed the responsibilities of that office on an interim basis.

In 2010, the Compensation Committee accepted recommendations and ideas from senior management and combined with market data to determine the compensation to be paid to the Company’s executive officers.

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

The key compensation elements selected by the Compensation Committee include:

  annual salary;
  annual discretionary bonus; and
  long-term equity-based compensation in the form of restricted stock, vesting over four or five years.

The Compensation Committee believes that this combination of salary, cash incentive and equity-based compensation is appropriate to provide a competitive compensation package to our executives based on prevailing market practices. As we continue to develop our compensation programs, it is the fundamental belief of the Compensation Committee to tie a significant portion of target compensation to performance as measured by long-term stock price growth, which the Compensation Committee believes supports our pay-for-performance philosophy and the achievement of our strategic goals. While no specific formula is used to determine the allocation between equity-based and fixed compensation, this emphasis on pay-for-performance has historically resulted in equity-based compensation representing the largest portion of the total target compensation (meaning salary, bonus, and equity-based compensation) of the named executive officers. The company has not installed a short-term incentive plan and therefore there have been minimal or no bonus or short-term incentive payments. Compensation for Mr. Tu and Mr. Yap consists almost entirely of restricted stock grants. The emphasis on equity-based compensation in our program serves to align the interests of the named executive officers with those of our shareholders and promote executive retention.

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

The comparator group used by the Compensation Committee consists of 17 companies that we believe we compete with for executive talent. This group is referred to as the “Comparison Group.” Of the 22 companies in the Comparison Group, 10 are U.S.-based, 12 are China-based. The companies included in the Comparison Group were selected by the Compensation Committee based on the recommendation of J. F. Reda. Information on the pay practices of the Comparison Group is provided by J. F. Reda to the extent such information is available.

The following companies made up the Comparison Group.

U.S.-Based Companies	China-Based Companies
American Science Engineering	China Digital TV Holdings Co.
Applied Signal Technology	China Mobile Ltd.
AXSYS Technologies, Inc.	China Telecom Corp Ltd.
Checkpoint Systems Inc.	China Unicom Ltd.
ICX Technologies, Inc.	Giant Interactive Group Inc.
Honeywell International, Inc.	LDK Solar Co Ltd.
NAPCO Security Systems Inc.	Qiao Xing Mobile Comm Co. Ltd.
OSI Systems, Inc.	Qiao Xing Universal Telephone
Protection One Inc.	Semiconductor Mfg Intl
Tyco International Ltd.	Suntech Power Holdings
Trina Solar Ltd.
Yingli Green Energy

Compensation Structure and Targets. J. F. Reda conducted a comparison of our executive compensation structure and practices to those of the Comparison Group in 2010. This review covered several aspects of compensation, including base salary, target bonus, equity grants, pay targets and performance measures where applicable.

Based on its review in 2010, J. F. Reda concluded that the structure of the Company’s proposed compensation program was reasonably consistent with industry practices, particularly with regard to other China-based companies, where equity grants can be a major pay component. However, the potential role of a short-term incentive structure continues to be reviewed to introduce a balance between short term and long term incentives.

Market comparison data was also reviewed in the process of establishing compensation target levels for each of the key elements of our program (salary and equity-based compensation) and for the combined total of these elements. For each of the key elements, the Compensation Committee seeks to determine the prevailing competitive range of target compensation based on publicly-available information and the advice of J. F. Reda, with the mid-point of the range being the 75th percentile of the Comparison Group. The Committee generally targets total pay near the 75th percentile with the majority of pay in the form of equity. An executive’s actual compensation may be more or less than the target amount set by the Compensation Committee based on the Company’s relative performance, changes in our stock price and other factors. The Committee delivered limited pay in 2009 due to an uncertain world-wide economy and potential business consequences, and large restricted stock grants in the previous year. For 2010, salaries for the name executive officers were increased and bonuses under $2,000 were awarded. Restricted stock grants were awarded to both Mr. Tu and Mr. Yap. This was in recognition of continued strong performance in EBITDA margin, which finished 2009 and 2010 above the 80th percentile within the Electronic Equipment industry (Global Industrial Classification Sector 45203010).

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

Base salary

Salaries are based on the executive’s performance, scope of responsibilities and experience, competitive pay practices and tenure. Base salary is intended to provide a fixed, baseline level of compensation that is not contingent upon the Company’s performance, although performance does influence salary adjustments. The Committee’s objective is to pay salaries at the low end of the market so that we might emphasize equity-based compensation. Mr. Tu’s salary continues to be below the market median. Mr. Yap’s salary was increased to be among the top tier of salaries to recognize his unique leadership role, second only to Mr. Tu. Mr. Yap’s new pay level also reflects limited bonus opportunities.

In early 2008 and 2010, an extensive review of compensation practices at the Company and in the market was completed and provided a foundation for 2010 salary determinations. Through 2010, the top executives were compensated primarily with equity.

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

Equity-based long-term incentive awards

The primary part of our compensation program is long-term equity-based compensation. Historically, the long-term incentive awards made to the named executive officers have consisted of time vested restricted stock. The Compensation Committee has been considering performance shares and other types of equity grants that increase the performance element of equity grants. No grants were made in 2009. In 2010, restricted stock grants were made to Mr. Tu and Mr. Yap in recognition of the 80th percentile EBITDA margin performance while maintaining revenue growth above the median.

Role of Long-Term Incentive Awards. Long-term incentive grants as the primary component of compensation provide a number of benefits as follows:

  allows us to offer a compensation package that is competitive and enhances our ability to attract and retain executive talent;
  aligns the interests of our executives with those of our shareholders, thereby encouraging the creation of shareholder value; and
  helps establish a direct link between compensation amounts, total shareholder return and company operating performance.

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

Awards in Fiscal Year 2010. Restricted stock awards were made to Mr. Tu and Mr. Yap in August 2010 as described above. These awards also served to balance the absence of retirement programs or severance plans.

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

Change in control and employment agreements

Through 2010 there were no change-in-control agreements or employment agreements of any kind nor are there plans to institute change-in-control agreements or severance agreements.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

/s/ Compensation Committee
Robert Shiver, Chairman
Runsen Li
Peter Mak

Compensation Policies

The Compensation Committee of the Company has a compensation structure in place that encourages long-term performance. All bonuses are discretionary. The CEO and CFO have not received bonuses over $2,000 in the past three years. Equity grants made over the past three years to a limited number of executives were in the form of restricted stock and vest monthly over four or five years. The realizable value of these awards will be based on the value of our stock over a multi-year period. This structure is more likely to reduce the risk of behavior designed to generate short term gains.

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

						Non-Equity	Non-
						Incentive	Qualified
						Plan	Deferred	All
				Stock	Option	Compensation	Compensation	Other
Name and			Bonus	Awards (1)	Awards	Earnings	Earnings	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	($)	($)	($)	Total ($)
Guoshen Tu, CEO and Chairman	2010	$307,692	$1,539	$10,540,000	-	-	-	-	$10,849,231
	2009	$290,058	-	-	-	-	-	-	$290,058
	2008	$322,108	-	$17,700,000	-	-	-	-	$18,022,108
Terence Yap,	2010	$379,288	$1,028	$2,635,000	-	-	-	-	$3,015,316
CFO and Vice Chairman	2009	$315,904	-	-	-	-	-	-	$315,904
	2008	$191,992	-	$5,310,000	-	-	-	-	$5,501,992

(1) Amounts shown do not reflect compensation actually received by the named executive officer. The amounts represent the grant date value for stock granted to the named executive officers in 2008, 2009 and 2010 calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. For 2008, 2009 and 2010, the assumptions used to calculate the value of stock awards are set forth under Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal years 2008, 2009 and 2010 filed with the SEC on March 5, 2009, March 2, 2010 and February 28, 2011, respectively. These amounts disregard estimates of forfeitures related to service based vesting conditions.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the year ended December 31, 2010:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units [1] (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Guoshen Tu	August 11, 2010	-	-	-	-	-	-	2,000,000	-	-	$10,540,000
Terence Yap	August 11, 2010	-	-	-	-	-	-	500,000	-	-	$2,635,000

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2010 for each of our named executive officers. Values are based on the December 31, 2010 closing stock price of $5.33.

Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Guoshen Tu	-	-	-	-	-	3,052,708	$ 16,270,934	-	-
Terence Yap	-	-	-	-	-	837,708	$ 4,464,984	-	-

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and stock vested for each of our named executive officers during the year ended December 31, 2010.

Name	OPTION AWARDS		STOCK AWARDS
	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Guoshen Tu	-	-	599,167	$3,580,754
Terence Yap	-	-	194,167	$1,164,338

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

The 2007 Employee Incentive Plan provides for the acceleration of vesting if a successor corporation does not assume or substitute outstanding stock awards. Upon a change of control, all unvested options and stock appreciation rights will become fully vested and exercisable, and all restricted stock units, performance units, performance shares and restricted stock will become fully vested and payable. Accelerated vesting occurs with respect to all equity-based compensation awards granted by the Company, and not just those granted to the named executive officers. In addition, no termination of employment is required to accelerate vesting.

The following table reflects the intrinsic value of unvested restricted stock that would be accelerated assuming a change in control occurred on December 31, 2010. Our named executive officers are not entitled to any payments upon a termination of employment. Values are based on the December 31, 2010 closing stock price of $5.33.

Name	Value of Accelerated Stock ($)	Total ($)
Guoshen Tu	16,270,934	16,270,934
Terence Yap	4,464,984	4,464,984

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

2010 NON-MANAGEMENT DIRECTOR COMPENSATION PROGRAM

	Retainer	Meeting Fee
Board
Annual Cash	As currently provided[1]	$0
Annual Equity	To be determined[2]	$0

Audit Committee
Chairman	$17,500	$2,000
Member	$10,000	$1,500

Compensation Committee
Chairman	$14,000	$1,500
Member	$7,500	$1,000

Nominating & Gov.
Committee
Chairman	$12,000	$1,500
Member	$5,000	$1,000

(1)	Annual cash retainer for the role of Board members varies by director as follows: Runsen Li - $43,077, Peter Mak - $120,000, Robert Shiver - $50,000.

(2)	Each director received 50,000 restricted shares in fiscal 2010 with grant date value of $314,200.

The Board believes that this fee structure recognizes our directors’ key role in driving our growth and for the work required on each of the three committees the directors serve.

The following table sets forth the total compensation earned by the non-management directors during fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)[1]	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)[2]	Total ($)
Runsen Li	43,077	314,200	-	-	-	36,000	393,277
Peter Mak	120,000	314,200	-	-	-	41,000	475,200
Robert Shiver	50,000	314,200	-	-	-	38,000	402,200

(1)

Consists of 30,000 restricted shares granted to each independent director on February 10, 2010. This grant vests monthly for 12 months beginning with the grant date. An additional 20,000 restricted shares were granted to each independent director on August 11, 2010 and vests monthly for 12 months beginning with the grant date.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of the close of business on April 25, 2011 for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each executive officer (including a named executive officer), (iii) each of our directors and nominees, and (iv) all of our executive officers and directors as a group. Shares owned as of April 25, 2011 are based upon public filings with the SEC.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Security & Surveillance Technology, Inc., 13/F, Shenzhen Special Zone Press Tower, Shennan Road, Futian District, Shenzhen, People’s Republic of China, 518034.

Officers and Directors
Guoshen Tu (2) (3)	CEO and Chairman	21,708,428	24.2%
Terence Yap	CFO and Director	1,365,000	1.5%
Runsen Li	Director	95,834	*
Peter Mak	Director	93,334	*
Robert Shiver	Director	73,334	*
All officers and directors as a group (5 persons named above)		23,335,930	26.0%
5% Security Holders
Whitehorse Technology Limited (4)		18,750,435	20.9%
Intelligent One Limited (5)		21,708,428	24.2%
Rightmark Holdings Limited (6)		21,708,428	24.2%

*Less than 1%

(1) A total of 89,722,023 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2) Includes 18,750,435 shares owned by Whitehorse Technology Limited (“Whitehorse”), of which Mr. Tu is the sole owner. On June 24, 2010, Whitehorse entered into a term loan facility agreement with a third party not affiliated with us pursuant to which the lender agreed to make available to Whitehorse a term loan facility in an aggregate principal amount of up to US$45,000,000 (the “Facility”) subject to the terms and conditions of the term loan facility agreement, as amended. In connection with the Facility, Whitehorse and Mr. Tu pledged shares of our Common Stock that are directly and indirectly beneficially owned by Whitehorse and Mr. Tu, respectively, to secure the Facility. Please see Schedules 13D/A filed by Mr. Tu for more details.

(3) As described in more detail below, on April 20, 2011, the Company entered into the Merger Agreement (as defined below) with Rightmark (as defined below), a British Virgin Islands company and wholly owned subsidiary of Intelligent One Limited, Merger Sub (as defined below) and Mr. Tu (solely for the purpose of Section 6.15 of the Merger Agreement), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Rightmark. In connection with the Merger Agreement, on April 20, 2011, Mr. Tu entered into a Rollover Agreement (the “Rollover Agreement”), with Rightmark, Intelligence One Limited and certain senior members of the management of the Company (the “Rollover Shareholders”). The aggregate amount includes the shares of Common Stock that are (i) beneficially owned by the Rollover Shareholders and (ii) subject to the Rollover Agreement, but does not include any other shares of Common Stock that may be owned by the Rollover Shareholders other than Mr. Tu. Please see Schedule 13D/A filed by Mr. Tu on April 20, 2011 for more details.

(4) Our CEO and Chairman Guoshen Tu is the sole owner of Whitehorse Technology Limited.

(5) Our CEO and Chairman Guoshen Tu is the sole owner of Intelligence One Limited. The aggregate amount includes the shares of Common Stock that are (i) beneficially owned by the Rollover Shareholders and (ii) subject to the Rollover Agreement, but does not include any other shares of Common Stock that may be owned by the Rollover Shareholders other than Mr. Tu. Please see Schedule 13D/A filed by Mr. Tu on April 20, 2011 for more details.

(6) Rightmark is the wholly owned subsidiary of Intelligence One Limited. The aggregate amount includes the shares of Common Stock that are (i) beneficially owned by the Rollover Shareholders and (ii) subject to the Rollover Agreement, but does not include any other shares of Common Stock that may be owned by the Rollover Shareholders other than Mr. Tu.  Please see Schedule 13D/A filed by Mr. Tu on April 20, 2011 for more details. Information concerning beneficial ownership was obtained from publicly available filings.

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

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, copy of which has been filed as an exhibit to our current report on Form 8-K dated April 21, 2011, and which is incorporated herein by reference.

Except for the proposed merger and share pledge in connection with the Facility described above and as disclosed elsewhere in this report, there are currently no other arrangements which may result in a change in control of the Company.

Securities Authorized for Issuances under Equity Compensation Plans

The following table includes the information as of December 31, 2010 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (#) (c)
Equity compensation plans approved by security holders (1)	-(1) (2)	Not Applicable (2)	0
Equity compensation plans not approved by security holders	-	-	-
Total	- (1) (2)	Not Applicable(2)	0

(1) On February 7, 2007, our Board of Directors authorized the establishment of the 2007 Equity Incentive Plan (the “Plan”), whereby we were authorized to issue a maximum 8,000,000 shares of our Common Stock to certain employees, consultants and directors. On February 3, 2010, our shareholders approved the amendment to the Plan to increase the total authorized shares from 8,000,000 shares to 12,000,000 shares and extend the term of the Plan to February 7, 2017.

(2) Through December 31, 2010, we have only made grants of shares of restricted stock. The weighted average grant date fair value of the outstanding awards as of December 31, 2010 was $6.42.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by GHP Horwath, P.C. for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$1,313,991	$1,123,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
TOTAL	$1,313,991	$1,123,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions in the above table.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Horwath for our consolidated financial statements as of and for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2011

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.

/s/ Guoshen Tu
Guoshen Tu
Chairman and Chief Executive Officer

/s/ Terence Yap
Terence Yap
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Guoshen Tu	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2011
Guoshen Tu

/s/ Terence Yap	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 29, 2011
Terence Yap

/s/ *	Director	April 29, 2011
Runsen Li

/s/ *	Director	April 29, 2011
Peter Mak

/s/ *	Director	April 29, 2011
Robert Shiver

By: /s/ Terence Yap
      as attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description
1.1	Form of Underwriting Agreement (herein incorporated by reference from the registrant’s registration statement on Form S-3 filed with the Securities and Exchange Commission on May 21, 2010).
3.1	Certificate of Incorporation of the registrant, as amended to date (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2010).
3.2	By-laws of the registrant (herein incorporated by reference from the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on October 3, 2006).
4.1	Notes Purchase Agreement by and among the registrant, China Safetech Holdings Limited, China Security & Surveillance Technology (PRC), Inc., and Citadel, dated August 18, 2009 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2009).
4.2	Tranche A Indenture by and among the registrant, China Safetech Holdings Limited, and The Bank of New York Mellon, dated September 2, 2009 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).
4.3	Tranche B Indenture by and among the registrant, China Safetech Holdings Limited, and The Bank of New York Mellon, dated September 2, 2009 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).
4.4	The Second Amended and Restated Investor Rights Agreement by and among the registrant, China Safetech Holdings Limited, China Security & Surveillance Technology (PRC), Inc., and Citadel, dated September 2, 2009 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).
4.5	Notes Purchase Agreement by and between the registrant and Citadel, dated October 22, 2009 (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009).
10.1	Cooperation Agreement, dated as of February 17, 2006, by and between Golden Group Corporation (Shenzhen) Limited and Graduate School (Shenzhen) of Beijing University (English Summary) (herein incorporated by reference from the registrant’s report on Form 20-F filed with the Securities and Exchange Commission on June 14, 2006).
10.2	Strategic Cooperation Agreement, dated September 28, 2006, by and between the registrant and China Construction Bank. (English Translation) (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007).
10.3	Exclusive Cooperation Agreement, dated September 20, 2007, among the registrant, Golden and Chuang Guan (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007).
10.4	Exclusive Cooperation Agreement, dated January 18, 2008, among the registrant, CSST PRC and DM (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008).
10.5	Equity Transfer Agreement, dated April 2, 2008, by and among the registrant, Safetech and Aiqi Chen

(English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008).
10.6	Equity Transfer Agreement, dated April 2, 2008, by and among the registrant, Safetech and Weilan Zhuang (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2008).
10.7	Equity Transfer Agreement, dated April 21, 2008, by and among the registrant, Safetech and Weilan Zhuang (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2008).
10.8	Equity Transfer Agreement, dated July 7, 2008, by and among the registrant, Safetech and Qingqing Peng (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2008).
10.9	Form of Confirmation of Successful Subscription, dated July 23, 2008 (herein incorporated by reference from the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2008).
10.10	Form of Subscription Application, dated July 23, 2008 (herein incorporated by reference from the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2008).
10.11	Equity Transfer Agreement, dated August 6, 2008, by and among the registrant, Safetech and Wenyan Zeng (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2008).
10.12	Equity Transfer Agreement, dated November 10, 2008, by and among the registrant, Safetech and Junhua Li (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2008).
10.13	Equity Transfer Agreement, dated January 12, 2009, by and among the registrant, Safetech and Qingqing Peng (English Translation) (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2009).
10.14	Form of Securities Purchase Agreement, dated August 24, 2009, by and among the registrant and the investors named therein (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009).
10.15	Form of Escrow Agreement, dated August 26, 2009, by and among the Registrant, Brean Murray, Carret Co., LLC, and Escrow, LLC. (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2009).
10.16	Form of Securities Purchase Agreement, dated October 2, 2009, by and among the registrant and the investors named therein (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2009).
10.17	Form of Escrow Agreement, dated October 2, 2009, by and among the Registrant, Brean Murray, Carret Co., LLC, and Escrow, LLC. (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2009).
10.18	Term Loan Facility Agreement, dated October 28, 2010, by and between the Registrant and China Development Bank Corporation Hong Kong Branch, as lender, arranger and facility agent. **
10.19	Deed of Undertaking, dated October 28, 2010. **

14	Amended and Restated Code of Ethics, adopted October 25, 2007 (herein incorporated by reference from the registrant’s report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007).
21	List of Subsidiaries. **
23.1	Consent of GHP Horwath, P.C. **
24	Power of Attorney (included on signature page). **
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1	Form of Restricted Stock Grant Agreement (herein incorporated by reference from the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2007).
99.2	Real Property Trust Agreement, dated August 21, 2006, by and between Zhiqun Li and Golden Group Corporation (Shenzhen) Limited. (English Translation) (herein incorporated by reference from the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2007).

* Filed herewith.
** Previously filed.