Form 10-Q
period 2011-06-30
CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC.
filed 2011-07-25
CIK 1260625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes [X]        No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No[X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 21, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	89,703,773

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

ASSETS

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$144,205	$65,626
Restricted cash	22,472	--
Accounts receivable, net	491,369	433,986
Inventories, net	43,101	59,368
Prepayments and deposits	168,589	56,241
Advances to suppliers and subcontractors	154,760	88,360
Other receivables	48,568	47,116
Total current assets	1,073,064	750,697

Deposits paid for business acquisitions, properties and intangible assets	132,753	146,243
Plant and equipment, net	77,321	75,294
Land use rights, net	8,042	7,896
Intangible assets, net	45,799	48,692
Goodwill	79,519	79,516
Deferred financing costs, net	2,143	2,684
TOTAL ASSETS	$1,418,641	$1,111,022

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

LIABILITIES AND EQUITY

	June 30, 2011	December 31, 2010

CURRENT LIABILITIES
Notes payable – short term	$191,014	$196,329
Obligations under product financing arrangements – short term	5,512	6,687
Guaranteed senior unsecured notes payable – short term	22,168	37,408
Accounts and bills payable	77,464	32,240
Accrued expenses	60,919	49,421
Advances from customers	18,722	15,216
Taxes payable	29,438	28,648
Payable for acquisition of businesses	3,763	3,763
Deferred income	2,806	3,201
Total current liabilities	411,806	372,913

LONG TERM LIABILITIES
Notes payable – long term	299,945	60,570
Obligation under product financing arrangements – long term	3,810	6,474
Guaranteed senior unsecured notes payable – long term	3,324	6,580
Net deferred tax liabilities	676	282
Total liabilities	719,561	446,819

EQUITY
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.0001 par value; 290,000,000 shares authorized 89,703,773 (June 30, 2011) and 89,521,115 (December 31, 2010) shares issued and outstanding	9	9
Additional paid-in capital	384,981	374,417
Retained earnings	251,016	243,371
Statutory surplus reserve fund	804	804
Accumulated other comprehensive income	62,287	45,619
Total equity of the Company	699,097	664,220
Noncontrolling interest	(17)	(17)
Total equity	699,080	664,203
TOTAL LIABILITIES AND EQUITY	$1,418,641	$1,111,022

See accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$156,339	$168,354	$255,393	$288,544
Cost of goods sold (including depreciation and amortization for the three and six months ended June 30, 2011 and 2010 of $254, $513, $248 and $502, respectively)	114,331	124,994	181,898	216,205
Gross profit	42,008	43,360	73,495	72,339
Selling and marketing	3,116	3,131	5,812	5,845
General and administrative (including non-cash employee compensation for the three and six months ended June 30, 2011 and 2010 of $5,017, $10,564, $5,055 and $13,381, respectively)	21,274	12,670	38,972	28,992
Depreciation and amortization	2,971	3,005	5,939	5,985
Income from operations	14,647	24,554	22,772	31,517
Interest income	222	53	363	131
Interest expense	(6,436)	(3,064)	(11,550)	(5,359)
Other income, net	715	394	1,311	640
Income before income taxes	9,148	21,937	12,896	26,929
Income taxes	(3,182)	(4,130)	(5,251)	(5,847)
Net income	5,966	17,807	7,645	21,082
Add: Net income attributable to the noncontrolling interest	--	(4)	--	(2)
Net income attributable to the Company	5,966	17,803	7,645	21,080
Foreign currency translation gain	9,837	3,198	16,668	3,322
Comprehensive income attributable to the Company	15,803	21,001	24,313	24,402
Comprehensive income attributable to the noncontrolling interest	--	4	--	2
COMPREHENSIVE INCOME	$15,803	$21,005	$24,313	$24,404

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS
BASIC	$0.07	$0.25	$0.09	$0.31
DILUTED	$0.07	$0.23	$0.09	$0.29
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	84,833,000	71,480,000	84,835,000	67,993,000
DILUTED	89,709,000	76,006,000	89,709,000	72,209,000

See accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

				The Company’s Shareholders
					Accumulated	Statutory
	Common Stock		Additional		Other	Surplus	Non-
		Par	Paid-in	Retained	Comprehensive	Reserve	Controlling	Total
	Shares	Value	Capital	Earnings	Income	Fund	Interest	Equity

BALANCE AT JANUARY 1, 2011	89,521,115	$9	$374,417	$243,371	$45,619	$804	$(17)	$664,203

Issuance of restricted stock under Equity Incentive Plan (net of forfeited and retired shares) and recognition of stock-based compensation	182,658	--	10,564	--	--	--	--	10,564
Foreign currency translation gain	--	--	--	--	16,668	--	--	16,668
Net income for the period	--	--	--	7,645	--	--	--	7,645
BALANCE AT JUNE 30, 2011	89,703,773	$9	$384,981	$251,016	$62,287	$804	$(17)	$699,080

See accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,645	$21,082
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,452	6,487
Provision for obsolete inventories	(6)	--
Amortization of deferred financing cost	1,707	563
Non-cash compensation expense	10,564	13,381
Debt discount amortization	824	1,681
Deferred taxes	388	(361)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(47,251)	(65,925)
Inventories	17,659	(9,866)
Prepayments and deposits	(111,035)	(159)
Advances to suppliers and subcontractors	(64,336)	(31,947)
Other receivables	(351)	(4,070)
Increase (decrease) in:
Accounts payable and accrued expenses	54,815	(392)
Advances from customers	3,151	3,953
Taxes payable	121	8,582
Deferred income	(470)	529
Net cash used in operating activities	(120,123)	(56,462)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(3,160)	(846)
Additions to intangible assets, other than through business acquisitions	(520)	(807)
Deposits refunded (paid) for business acquisitions, properties and intangible assets, net	16,905	(30,229)
Payments for business acquisitions	--	(422)
Net cash provided by (used in) investing activities	13,225	(32,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(22,472)	--
Issue of common stock, net of financing expenses	--	64,573
Proceeds from borrowings, net of financing costs	356,720	141,533
Repayment of borrowings	(128,440)	(49,899)
Repayment of guaranteed senior unsecured notes payable	(19,320)	(19,320)
Proceeds from borrowings from obligations under product financing arrangements, net of financing costs	--	6,293
Repayment of obligation under product financing arrangements	(4,450)	(2,671)
Net cash provided by financing activities	182,038	140,509
NET INCREASE IN CASH AND CASH EQUIVALENTS	75,140	51,743
Effect of exchange rate changes on cash and cash equivalents	3,439	1,841
Cash and cash equivalents, beginning of period	65,626	154,483
CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,205	$208,067

Continued

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

	Six Months Ended June 30,
	2011	2010
SUPPLEMENTARY CASH FLOW INFORMATION:	(Unaudited)	(Unaudited)
Interest paid	$11,227	$3,157
Income taxes paid	$4,345	$735

See accompanying notes to condensed consolidated financial statements

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

1.      BASIS OF PRESENTATION AND AGREEMENT AND PLAN OF MERGER

(a)     Basis of presentation

The accompanying financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, have been prepared by CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. (the “Company”) without an audit. Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011, as amended on April 29, 2011. Amounts as of December 31, 2010, are derived from these audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010, have been made. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

The Company’s operating results and operating cash flows historically have been subject to seasonal variations. The Company’s revenues are usually higher in the second half of the year than in the first half, and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

(b)     Agreement and plan of merger

On April 20, 2011, the Company entered into an Agreement and Plan of Merger with (1) Rightmark Holdings Limited, a British Virgin Islands company and wholly-owned subsidiary of Intelligent One Limited, a British Virgin Islands company wholly-owned by Mr. Guoshen Tu (“Rightmark”), (2) Rightmark Merger Sub Limited, a Delaware corporation and wholly-owned subsidiary of Rightmark (“Merger Sub”) and (3) Mr. Guoshen Tu, which was subsequently amended and restated by the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2011, by and among the same parties (such Agreement and Plan of merger, as amended and restated, the “Merger Agreement”). Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Rightmark (the “Merger”). Mr. Guoshen Tu is the Company’s Chief Executive Officer and the Chairman of the Company’s Board of Directors and beneficially owns approximately 20.9% of the Company’s outstanding shares of common stock.

Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock will be converted automatically into the right to receive $6.50 in cash, without interest, excluding certain shares as provided in the Merger Agreement. The Merger remains subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including obtaining approval of the existing stockholders of the Company.

There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement’s closing conditions, Parent’s failure to obtain sufficient financing to complete the Merger, or litigation relating to the Merger. In addition, there can be no assurance that approval of the Company’s stockholders will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of the Company’s common stock may change to the extent that the current market price of its common stock may reflect an assumption that the Merger will be consummated.

Pending the closing of the Merger, the Merger Agreement also restricts the Company from engaging in certain actions without Parent’s consent, which could prevent the Company from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on the Company’s business and stock price as well as the Company’s relationships with its customers, vendors or employees, as well as a negative impact on the Company’s ability to pursue alternative strategic transactions and/or the Company’s ability to implement alternative business plans. In addition, if the Merger Agreement is terminated under certain circumstances, the Company is required to pay a termination fee of up to $10,000.

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

At June 30, 2011 and December 31, 2010, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

Restricted cash as of June 30, 2011, represents time deposits on account to secure short-term notes payable. Also see Note 10.

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

As of June 30, 2011, one individual customer had an accounts receivable balance which represented approximately 29.1% of the Company’s total accounts receivable. There was no other individual customer with a balance greater than 10% of total accounts receivable at June 30, 2011. As of December 31, 2010, one individual customer had an accounts receivable balance which represented approximately 13.5% of the Company’s total accounts receivable. There was no other individual customer that had an accounts receivable balance greater than 10% of the Company’s total accounts receivable at December 31, 2010.

From time to time, the Company enters into receivable factoring agreements. The Company accounts for these arrangements under Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”. These arrangements are without recourse, the receivables are isolated from the Company, the transferee has the right to pledge or exchange the receivables, and the Company does not maintain effective control over the receivables. Therefore, these arrangements satisfy the conditions to be accounted for as a sale and the Company recognizes any gain or loss in earnings. The Company did not enter into any receivable factoring agreements during the six months ended June 30, 2011 and 2010.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.      SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)      Inventories – continued

As of June 30, 2011 and December 31, 2010, inventories held under the product financing arrangements (see Note 11) were $12,544 and $19,808, respectively.

During the three and six months ended June 30, 2011 and 2010, approximately 25%, 26%, 46% and 42%, respectively, of total inventory purchases were from five suppliers. Management believes that should the Company lose any one of its major suppliers, other suppliers are available that could provide similar products to the Company on comparable terms.

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

As of June 30, 2011 and December 31, 2010, unamortized computer software costs were $5,060 and $5,331, respectively. During the three and six months ended June 30, 2011 and 2010, $430, $827, $350 and $663 of amortization expense was charged to income, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.      SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)      Revenue Recognition – continued

Product sales contracts generally provide a one to three-year product warranty to customers from the date of purchase. The Company estimates the costs of satisfying warranty claims based on an analysis of past experience and provides for the future claims in the period the revenue is recognized. As of June 30, 2011 and December 31, 2010, no material product warranty reserve was accrued. Warranty costs incurred by the Company have not been material.

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

The use of contract accounting requires significant judgment in estimating total contract pricing and costs, including assumptions relative to the length of time to complete the contract, the nature and complexity of the work to be performed, anticipated increases in wages and prices for subcontractor services and materials, and the availability of subcontractor services and materials. The Company’s estimates are based upon the professional knowledge and experience of its engineers, program managers and other personnel, who review each long-term contract continually to assess the contract’s schedule, performance, technical matters and estimated cost at completion. The risk to the Company on fixed-price contracts is that if estimates to complete the contract change from one period to the next, profit levels will vary from period to period.

Approximately 1% of contract installation revenue is deferred for repair work during the one-year warranty period. The Company monitors the warranty work requested by its customers, and has determined that minimal warranty work has historically been requested to be performed. Deferred income balances as of June 30, 2011 and December 31, 2010, were $2,806 and $3,201, respectively, and represented amounts invoiced but deferred as revenue as an estimated warranty reserve. Management believes that this 1% warranty reserve is adequate as of June 30, 2011 and December 31, 2010.

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

Revenue from surveillance and safety system with one-year software upgrades is recognized when delivery occurs and the risk of ownership passes to the customers, as the Company believes it meets the conditions above related its PCS arrangements and is therefore in compliance with applicable accounting guidance.

During the three months ended June 30, 2011, three customers contributed to more than 10% of the Company’s revenue with each accounting for approximately 36.7%, 21.0% and 13.0% of the Company’s revenue, respectively. There was no individual customer that accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2010. During the six months ended June 30, 2011, two customers contributed to more than 10% of the Company’s revenue with each accounting for approximately 40.7% and 14.6% of the Company’s revenue, respectively. During the six months ended June 30, 2010, one customer contributed to more than 10% of the Company’s revenue which accounted for approximately 14.5% of the Company’s revenue.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.      SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)      Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010, amounted to $746, $1,395, $661 and $1,294, respectively.

(j)      Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. During the three and six months ended June 30, 2011 and 2010, the Company incurred advertising costs of approximately $2,828, $3,962, $915 and $1,564, respectively.

(k)      Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the consolidated statements of income as incurred. Retirement benefit expense for the three and six months ended June 30, 2011 and 2010, were $494, $941, $294 and $584, respectively, and are included in both selling and marketing expenses and general and administrative expenses.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2011 and 2010. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses, preferential tax treatment, subsidiary tax rates different from the effective tax rate, and changes in the deferred tax valuation allowance.

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

Unvested restricted shares issued under the Equity Incentive Plan are not included in basic weighted average number of shares but are considered to be outstanding as of the grant date for purposes of computing diluted EPS even though the shares are subject to vesting requirements.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

2.      SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)      Earnings Per Share – continued

The calculation of diluted EPS also considers the dilutive effect of outstanding warrants for the three and six months ended June 30, 2011 and 2010. With respect to outstanding warrants, the dilutive impact on the weighted average number of shares as calculated under the if-converted method was 0, 0, 5,000 and 8,000 for the three and six months ended June 30, 2011 and 2010, respectively. Warrants which were outstanding to acquire 144,509, 144,509, 3,498,296 and 3,498,296 shares of common stock, respectively, were not included in the dilutive calculation for the three and six months ended June 30, 2011 and 2010, as the effect would be anti-dilutive.

Basic and diluted earnings per share for the three months ended June 30, 2011 and 2010 were calculated as follows:

	2011	2010
Net income attributable to the Company	$5,966	$17,803
Weighted average number of common shares:
Basic	84,833,000	71,480,000
Effect of diluted securities:
Warrants	--	5,000
Employee share-based compensation	4,876,000	4,521,000
Diluted	89,709,000	76,006,000
Earnings per share attributable to the Company
Basic	$0.07	$0.25
Diluted	$0.07	$0.23

Basic and diluted earnings per share for the six months ended June 30, 2011 and 2010 were calculated as follows:

	2011	2010
Net income attributable to the Company	$7,645	$21,080
Weighted average number of common shares:
Basic	84,835,000	67,993,000
Effect of diluted securities:
Warrants	--	8,000
Employee share-based compensation	4,874,000	4,208,000
Diluted	89,709,000	72,209,000
Earnings per share attributable to the Company
Basic	$0.09	$0.31
Diluted	$0.09	$0.29

(n)      Recently Issued and Adopted Accounting Pronouncements

Business Combinations

(Included in ASC 805 “Business Combination”, previously SFAS No. 141 (R))

In December 2010, the Financial Accounting Standards Board (FASB”) issued Accounting Standards Update (ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations”. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

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

3.      ACCOUNTS AND OTHER RECEIVABLES

The Company provides an allowance for doubtful accounts receivable. The receivables and allowance balances at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Accounts receivable	$494,142	$436,700
Less: allowance for doubtful accounts	(2,773)	(2,714)
Accounts receivable, net	$491,369	$433,986

Other receivables primarily represent unsecured, short-term advances that the Company makes from time-to-time to third-party entities. These advances are due on demand.

4.      INVENTORIES

Inventories consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Raw materials	$13,218	$12,449
Work in progress	2,394	2,713
Finished goods	15,619	13,465
Installations in process	14,128	32,953
Total	45,359	61,580
Less: allowance for obsolete inventories	(2,258)	(2,212)
Inventories, net	$43,101	$59,368

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

5.     PREPAYMENTS AND DEPOSITS

Prepayments and deposits consist of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Current assets
- Prepaid expenses	$3,406	$3,392
- Installation contract deposits	165,183	52,849
	$168,589	$56,241
Non-current assets
- Deposits paid for business acquisition	$45,145	$42,888
- Deposits paid for acquisition of land used rights, properties and intangible assets	87,608	103,355
	$132,753	$146,243

Installation contract deposits are made from time-to-time by the Company to demonstrate capital and resources in connection with bidding on certain projects. Such amounts are refundable upon the grant of the contract.

Non-current deposits are refundable on demand, and there are no binding commitments to acquire these assets.

6.     ADVANCES TO SUPPLIERS AND SUBCONTRACTORS

The Company has made advances to third-party suppliers in advance of receiving inventory parts. These advances are generally made to expedite the delivery of required inventory when needed and to help to ensure priority and preferential pricing on such inventory. The amounts advanced to suppliers are fully refundable on demand and totaled $133,292 and $48,977 as of June 30, 2011 and December 31, 2010, respectively. The Company has also made advances to third-party subcontractors for work to be performed on certain projects. As work is performed by sub-contractors, such costs are allocated to installations in process (a component of inventories). Any unused amounts of such advances are refundable to the Company on demand. Advances to subcontractors were $21,468 and $39,383 as of June 30, 2011 and December 31, 2010, respectively.

7.     PLANT AND EQUIPMENT

Plant and equipment consists of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Buildings	$68,655	$64,029
Leasehold improvements	3,738	4,362
Plant and equipment	8,712	8,687
Electronic equipment	10,220	9,872
Motor vehicles	5,942	5,327
	97,267	92,277
Less: accumulated depreciation	(19,946)	(16,983)
Plant and equipment, net	$77,321	$75,294

Depreciation expense for the three and six months ended June 30, 2011 and 2010, was $1,452, $2,891, $1,179 and $2,388, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

8.     LAND USE RIGHTS

Land use rights consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Cost of land use rights	$8,994	$8,791
Less: accumulated amortization	(952)	(895)
Land use rights, net	$8,042	$7,896

Amortization expense for the three and six months ended June 30, 2011and 2010, was $53, $149, $58 and $100, respectively.

Estimated amortization expense for the next five years and thereafter is as follows:

2011 (for the remaining six months)	$90
2012	179
2013	179
2014	179
2015	179
2016	179
Thereafter	7,057
Total	$8,042

9.     INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Trademarks (life of 11 to 25 years)	$17,222	$17,222
Exclusive cooperation agreements (life of 20 years)	13,632	13,632
Customer base (life of 5 to 10 years)	10,448	10,448
Patents (life of 10 years)	4,542	4,542
Technical know-how (life of 9 to 10 years)	17,103	17,072
Non-compete agreements (life of 5 years)	1,303	1,303
Contracts in progress (life of 2 to 9 months)	410	410
Surveillance software (life of 5 years)	11,779	11,219
Surveillance recording system (life of 5 years)	500	500
	76,939	76,348
Less: accumulated amortization	(31,140)	(27,656)
Intangible assets, net	$45,799	$48,692

Amortization expense for the three and six months ended June 30, 2011 and 2010, was $1,720, $3,412, $2,016 and $3,999, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

9.     INTANGIBLE ASSETS (CONTINUED)

Estimated amortization expense for the next five years and thereafter is as follows:

2011 (remaining six months)	$3,496
2012	6,300
2013	5,670
2014	5,330
2015	4,038
2016	3,553
Thereafter	17,412
Total	$45,799

10.     NOTES PAYABLE

The following is a summary of the Company’s short-term and long-term notes payable as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Bank loans	$490,959	$256,899
Less: current portion	(191,014)	(196,329)
Long-term portion	$299,945	$60,570

As of June 30, 2011, notes payable are due as follows:

	Long-term Notes	Short-term Notes	Total
2011(for the remaining six months)	$1,214	$97,273	$98,487
2012	24,028	91,273	115,301
2013	152,721	--	152,721
2014	102,904	--	102,904
2015	3,100	--	3,100
2016	3,308	--	3,308
Thereafter	15,138	--	15,138
Total	$302,413	$188,546	$490,959

On March 1, 2011, the Company entered into a term loan facility agreement with the China Development Bank Corporation Hong Kong Branch (“CDB”), pursuant to which CDB agreed to make available to the Company a term loan facility in an aggregate principal amount of up to $200,000, subject to terms and conditions of the agreement. The Company borrowed $200,000 from this facility on March 1, 2011. The loan carries an annual interest rate of 3% per annum over the applicable six-month London Inter Bank Offered Rate (3.40% as of June 30, 2011). Approximately $800 of other costs directly associated with the facility were recorded as deferred financing costs in the balance sheet on March 1, 2011. The Company is amortizing these financing costs over the term of the loan. The loan under the facility will mature on the third anniversary of the first date when the facility is utilized by the Company with 50% of the principal due in August 2013 and the remaining 50% due in February 2014. Pursuant to the term loan facility agreement, if the Company’s chairman and chief executive officer, Mr. Guoshen Tu, (the “CEO” or “Mr. Tu”) ceases to be the beneficial owner of at least 10% of the Company’s outstanding capital stock, the facility may be cancelled and all outstanding amounts under the facility may become immediately due and payable with no less than 30 days notice. As of June 30, 2011, this condition was satisfied, and management believes the Company is in compliance with all terms and conditions of the term loan facility agreement.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.     NOTES PAYABLE (CONTINUED)

In October 2010, the Company entered into a term loan facility agreement with CDB, pursuant to which CDB agreed to make available to the Company a term loan facility in an aggregate principal amount of up to $50,000, subject to terms and conditions of the agreement. The Company borrowed a total of $50,000 on October 29, 2010 under the facility. The loan carries an annual interest rate of 3% per annum over the applicable six-month London Inter Bank Offered Rate (3.40% as of June 30, 2011). Approximately $1,000 of other costs directly associated with the facility were recorded as deferred financing costs in the balance sheet on October 29, 2010. The Company is amortizing these financing costs over the term of the loan. The loan under the facility is due in October 2013. Pursuant to the term loan facility agreement, if Mr. Tu ceases to be the beneficial owner of at least 10% of the Company’s outstanding capital stock, the facility may be cancelled and all outstanding amounts due under the facility may become immediately due and payable with no less than 30 days notice. As of June 30, 2011, this condition was satisfied, and management believes the Company is in compliance with all terms and conditions of the term loan facility agreement.

On June 17, 2011, the Company entered into a loan agreement with Bank of Jiangsu. The Company borrowed RMB5,000 (approximately $773) with an interest rate equal to the 115% of the 12 month’s benchmark lending rate of the People’s Bank of China (7.26% as of June 30, 2011). The loan is due in June 2012. The loan is guaranteed by the CEO and a subsidiary of the Company and collateralized by the properties and land use rights of two subsidiaries.

On June 14, 2011, the Company entered into a loan agreement with Guangdong Development Bank. The Company borrowed RMB49,600 (approximately $7,664) with an annual interest rate equal to 110% of the 12 months’ benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in June 2012 and guaranteed by the CEO and a subsidiary of the Company.

On June 13, 2011, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB16,000 (approximately $2,472) with an interest rate equal to 5.27% as of June 30, 2011, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by a subsidiary of the Company and collateralized by a restricted cash amount of RMB16,000 (approximately $2,472) of a subsidiary of the Company.

On May 27, 2011, the Company entered into a loan agreement with Bank of Jiangsu. The Company borrowed RMB15,000 (approximately $2,318) with an interest rate equal to the 110% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011). The loan is due in May 2012. The loan is guaranteed by the CEO and a subsidiary of the Company and collateralized by the properties and land use rights of two subsidiaries.

On May 3, 2011 the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $12,362) with an interest rate equal to 108% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.81% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in May 2012. The loan is guaranteed by the CEO and a subsidiary of the Company and collateralized by the properties and land use rights of a subsidiary of the Company.

On April 29, 2011, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $12,362) with an interest rate equal to 108% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.81% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in April 2012. The loan is guaranteed by the CEO and collateralized by the properties and land use rights of a subsidiary of the Company.

On April 20, 2011, the Company entered into a loan agreement with Bank of Jiangsu. The Company borrowed RMB50,000 (approximately $7,726) with an interest rate equal to 110% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011). The loan is due in April 2012. The loan is guaranteed by the CEO and a subsidiary of the Company and collateralized by the properties and land use right of two subsidiaries of the Company.

On April 1, 2011, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB27,270 (approximately $4,214) on April 1, 2011 and RMB12,770 (approximately $1,973) on May 17, 2011 with interest rate equal to 12 month’s benchmark lending rate of the People’s Bank of China (6.31% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in March 2012 and guaranteed by three subsidiaries of the Company and is collateralized by the properties and land use rights of a subsidiary of the Company.

On April 1, 2011, the Company entered into a loan agreement with Societe Generale with loan facility up to RMB27,000 (approximately $4,172), and in the same month, the Company withdrew RMB27,000 (approximately $4,172) from the loan facility with annual interest rates ranging from 6.56% to 6.84% and are all due in October 2011. The loans are guaranteed by a subsidiary of the Company.

On March 24, 2011, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB31,500 (approximately $4,867) with an annual interest rate equal to the 1 to 6 month’s benchmark lending rate of the People’s Bank of China (5.85% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in September 2011 and guaranteed by a subsidiary of the Company.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.     NOTES PAYABLE (CONTINUED)

On March 21, 2011, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB50,000 (approximately $7,726) with an annual interest rate equal to 7.20%, with interest payable on the 20th of each month. The loan is due in March 2012. The loan is guaranteed by the CEO and two subsidiaries of the Company and collateralized by the property of a subsidiary of the Company.

On March 16, 2011, the Company entered into a loan agreement with Guangdong Development Bank. The Company borrowed RMB121,000 (approximately $18,697) with an annual interest rate equal to 105% of the 1 to 6 month’s benchmark lending rate of the People’s Bank of China (6.14% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in March 2012 and collateralized by a restricted cash amount of $20,000 of a subsidiary of the Company.

On February 9, 2011, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27,000 (approximately $4,172) with an annual interest rate equal to 9.10%, with interest payable on the due date of the loan. The loan was due and repaid in March 2011 and guaranteed by a subsidiary of the Company.

On February 1, 2011, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB59,000 (approximately $9,117) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People’s Bank of China (6.72% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by the CEO, his wife and a subsidiary of the Company and collateralized by the property and land use rights of a subsidiary of the Company.

On January 31, 2011, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB100,040 (approximately $15,458) with an annual interest rate equal to 95% of the 12 month’s benchmark lending rate of the People’s Bank of China (5.99% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in January 2012 and guaranteed by four subsidiaries of the Company.

On January 12, 2011, the Company entered into a loan agreement with China Zheshang Bank. The Company borrowed RMB20,000 (approximately $3,090) with an annual interest rate equal to 120% of the 6 to 12 month’s benchmark lending rate of the People’s Bank of China (7.57% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in August 2011 and guaranteed by the CEO and two subsidiaries of the Company.

On January 10, 2011, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB40,000 (approximately $6,180) on January 10, 2011, and RMB169,340 (approximately $26,167) on February 9, 2011 with an annual interest rate equal to 105% of the 5 to 10 year’s benchmark lending rate of the People’s Bank of China (7.14% as of June 30, 2011), with principal and interest payable in each quarter. In March and June 2011, the Company repaid principal of the loan in the amount of RMB5,439 (approximately $840) and RMB3,704 (approximately $572) in accordance with the terms of the loan, respectively. The final maturity of the loan is January 2021. The loan is guaranteed by Shenzhen Zhonghe Industrial Limited, an independent third party, and is secured by the rights of properties currently under construction which will be acquired by the Company upon their completion.

On January 4, 2011, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB10,000 (approximately $1,545) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People’s Bank of China (6.72% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by the CEO, his wife and a subsidiary of the Company, and collateralized by the property and land use rights of a subsidiary.

On December 29, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB71,100 (approximately $10,986) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by the CEO and a subsidiary of the Company and collateralized by the property and land use rights of a subsidiary.

On December 24, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB71,100 (approximately $10,986) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by the CEO and a subsidiary of the Company and collateralized by the property and land use rights of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.     NOTES PAYABLE (CONTINUED)

On December 10, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB66,000 (approximately $10,198) with an annual interest rate equal to the 6 month’s benchmark lending rate of the People’s Bank of China (5.85% as of June 30, 2011), with interest payable on the 20th of each month. The loan was due in June 2011. The loan was collateralized by a cash deposit of Whitehorse Technology Limited, a company wholly-owned by the CEO. The Company repaid RMB6,650 (approximately $1,028), RMB6,600 (approximately $1,020), RMB20,250 (approximately $3,129) and RMB32,500 (approximately $5,021) in January, March, April and June 2011, respectively.

On December 2, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB70,000 (approximately $10,816) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People’s Bank of China (6.72% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by the CEO, his wife and a subsidiary of the Company and collateralized by the property and land use rights of a subsidiary.

On November 19, 2010, the Company entered into a loan agreement with Industrial and Commercial Bank of China. The Company borrowed RMB30,000 (approximately $4,636) on December 21, 2010, RMB30,000 (approximately $4,636) on December 29, 2010 and RMB40,000 (approximately $6,181) on January 31, 2011 with an annual interest equal to 95% of the 12 month’s benchmark lending rate of the People’s Bank of China (5.99% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by three subsidiaries of the Company and collateralized by the property of a subsidiary.

On November 17, 2010, the Company entered into a loan agreement with Bank of China. The Company borrowed RMB48,600 (approximately $7,510) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan was due and repaid in May 2011. The loan was guaranteed by the CEO and a subsidiary of the Company and collateralized by the property and land use rights of a subsidiary.

On October 29, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB51,000 (approximately $7,881) with an annual interest rate equal to 95% of the 12 month’s benchmark lending rate of the People’s Bank of China (5.99% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in November 2011. The loan is guaranteed by three subsidiaries of the Company and collateralized by the property of a subsidiary.

On October 18, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB25,000 (approximately $3,863) with an annual interest equal to 110% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in October 2011. The Company repaid RMB12,500 (approximately $1,932) in April 2011. The loan is guaranteed by the Chief Operating Officer of the Company, the CEO and his wife.

On August 18, 2010, the Company entered into a loan agreement with Shenzhen Development Bank. The Company borrowed RMB40,000 (approximately $6,181) with an annual interest rate equal to the 12 month’s benchmark lending rate of the People’s Bank of China (6.31% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in August 2011. The loan is guaranteed by the CEO and two subsidiaries of the Company and collateralized by the property of a subsidiary.

On August 9, 2010, the Company entered into a loan agreement with Societe Generale. The Company borrowed RMB27,000 (approximately $4,172) with an annual interest rate equal to 5.35%, with interest payable on the due date of the loan. The loan was due and repaid in February 2011 and guaranteed by a subsidiary of the Company.

On July 26, 2010, the Company entered into a loan agreement with China Everbright Bank Co., Ltd. The Company borrowed RMB40,000 (approximately $6,181) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in July 2011 and guaranteed by the CEO, a subsidiary of the Company and Chuang Guan.

On July 21, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB54,600 (approximately $8,437) with an annual interest rate equal to 12 month’s benchmark lending rate of the People’s Bank of China (6.31% as of June 30, 2011), with interest payable on the 20th of each month. The loan was due and repaid in July 2011. The loan is guaranteed by three subsidiaries of the Company and collateralized by the property of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.     NOTES PAYABLE (CONTINUED)

On July 15, 2010, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB30,000 (approximately $4,636) with an annual interest rate equal to 110% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011), with interest payable on the 20th of each month. The loan was due and repaid in July 2011 and collateralized by the property of a subsidiary.

On July 1, 2010, the Company entered into a loan agreement with Guangdong Development Bank. The Company borrowed RMB49,600 (approximately $7,664) with an annual interest rate equal to 110% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011), with interest payable on the 20th of each month. The loan was guaranteed by the CEO and a subsidiary of the Company. The loan was due and repaid in June 2011.

On June 18, 2010, the Company entered into a loan agreement with Industrial and Commercial Bank of China (Asia) Limited. The Company borrowed $8,000 and $2,000 on July 15, 2010 and August 12, 2010, respectively, with an effective interest rate at 3% per annum over the applicable one year London Inter Bank Offered Rate (3.73% at June 30, 2011), with interest payable on the due date of the loan. Interest payable is calculated on the basis of the actual number of days elapsed and a 360-day year. The loan was due in July 2011 and extended to July 2012 under a supplementary agreement signed on June 23, 2011. The loan is guaranteed by the CEO of the Company and collateralized by fixed assets of a subsidiary and the shares of a subsidiary.

On April 16, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $12,362) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan was due and repaid in April 2011. The loan was guaranteed by the CEO and a subsidiary of the Company and collateralized by the properties and land use rights of a subsidiary.

On April 15, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank. The Company borrowed RMB80,000 (approximately $12,362) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan was due and repaid in April 2011. The loan was guaranteed by the CEO and collateralized by the properties and land use rights of a subsidiary of the Company.

On March 31, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB50,000 (approximately $7,726) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by the CEO, his wife and a subsidiary of the Company and collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB90,000 (approximately $13,907) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by the CEO, his wife and a subsidiary of the Company and collateralized by the properties of two subsidiaries of the Company.

On March 24, 2010, the Company entered into a loan agreement with China Citic Bank. The Company borrowed RMB60,000 (approximately $9,271) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by the CEO, his wife and a subsidiary of the Company and collateralized by the properties of two subsidiaries of the Company.

On March 4, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB31,000 (approximately $4,790) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in February 2011. The loan was guaranteed by three subsidiaries of the Company and collateralized by the property of a subsidiary.

On March 4, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB39,000 (approximately $6,026) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in January 2011. The loan was guaranteed by three subsidiaries of the Company and collateralized by the property of a subsidiary.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

10.     NOTES PAYABLE (CONTINUED)

On March 3, 2010, the Company entered into a loan agreement with China Construction Bank. The Company borrowed RMB50,000 (approximately $7,726) with an annual interest rate equal to 6.10%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by the CEO and a subsidiary of the Company and collateralized by the property of a subsidiary.

On March 2, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB41,000 (approximately $6,335) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by the CEO, his wife and a subsidiary of the Company and collateralized by the property and land use rights of a subsidiary.

On February 3, 2010, the Company entered into a loan agreement with China Merchants Bank. The Company borrowed RMB59,000 (approximately $9,117) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in February 2011. The loan was guaranteed by the CEO, his wife and a subsidiary of the Company and collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, the Company entered into a loan agreement with the Industrial and Commercial Bank of China. The Company borrowed RMB100,000 (approximately $15,452) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan was due in January 2011. The Company repaid RMB80,000 (approximately $12,362) and RMB20,000 (approximately $3,090) in June 2010 and January 2011, respectively. The loan was guaranteed by the CEO.

11.     OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS

In June 2010, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 8.23% on inventory financings. The Company borrowed RMB50,000 (approximately $7,726). The loans expire in June 2013, and payments of principal and interest are due at the end of each quarter.

In September 2009, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 8.46% on inventory financings. The Company borrowed RMB50,000 (approximately $7,726). The loans expire in September 2012, and payments of principal and interest are due at the end of each quarter.

In February 2009, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10.5% on inventory financings. The Company borrowed RMB 7,114 (approximately $1,099). The loans expire in September 2013, and payments of principal and interest are due at the end of each quarter.

In July 2008, the Company entered into product financing agreements with a financial institution. Under the terms of the agreements, the Company agreed to pay an annual interest rate of 10% on inventory financings. The Company borrowed RMB53,492 (approximately $8,266). The loans were repaid in full in June 2011.

The Company incurred $239, $526, $192 and $463 during the three and six months ended June 30, 2011 and 2010, of interest expense on the product financing arrangements, respectively.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

11.     OBLIGATIONS UNDER PRODUCT FINANCING ARRANGEMENTS (CONTINUED)

The following is a summary of the Company’s obligations under product financing arrangements as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Obligation under product financing arrangements	$9,322	$13,161
Less: current portion	(5,512)	(6,687)
Long-term portion	$3,810	$6,474

Estimated repayments for the terms of the arrangements are as follows:

2011 (for the remaining six months)	$3,072
2012	5,369
2013	1,650
Total	10,091
Less: amount representing interest	(769)
Net	$9,322

Approximately $1,223 and $1,863 of other costs directly associated with the product financing agreements are recorded as deferred financing costs in the balance sheet as of June 30, 2011 and December 31, 2010, respectively. The Company is amortizing these financing costs over the terms of the respective obligations. This amortization is recorded as interest expense.

12.     GUARANTEED SENIOR UNSECURED NOTES PAYABLE

As of June 30, 2011, the Company has outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”). The Tranche B Notes had an original principal amount of $84,000, zero coupon interest and a fair value of $78,440, resulting in a debt discount of $5,560 and an effective interest rate of approximately 5%. The notes mature on September 2, 2012. The Company is to repay the principal amount in six consecutive semi-annual installments, which began on March 2, 2010, with 46%, 46% and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. The Company is entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by the Company’s significant subsidiaries to the extent permitted under the applicable laws. The Company repaid $19,320 of the principal on the Tranche B Notes in each of March 2011 and March 2010.

The Company has recorded $300, $824, $731 and $1,681 of debt discount amortization for the three and six months ended June 30, 2011 and 2010, respectively, related to the Tranche B Notes. This amount is included in interest expense.

Approximately $300 of legal fees and other costs directly associated with the issuance of the Tranche B Notes was recorded as deferred financing costs. The Company is amortizing these financing costs over the term of the Tranche B Notes.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

12. GUARANTEED SENIOR UNSECURED NOTES PAYABLE (CONTINUED)

The following is a summary of the Company’s guaranteed senior unsecured notes payable as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Total	$25,492	$43,988
Less: current portion	(22,168)	(37,408)
Long-term portion	$3,324	$6,580

Repayments under the terms of the notes are as follows:

2011 (remaining six months)	$19,320
2012	6,720
Total	26,040
Less: amount representing unamortized discount	(548)
Net	$25,492

13. WARRANTS

A summary of the status of the Company’s warrants and the changes during the three months ended June 30, 2011 and 2010, is presented below:

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Prices	Shares	Exercise Prices
Outstanding at April 1	157,373	$18.05	3,528,302	$8.72
Granted	--	--	--	--
Exercised	--	--	--	--
Outstanding at June 30	157,373	$18.05	3,528,302	$8.72
Warrants exercisable at June 30	157,373	$18.05	3,528,302	$8.72

A summary of the status of the Company’s warrants and the changes during the six months ended June 30, 2011 and 2010, is presented below:

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Prices	Shares	Exercise Prices
Outstanding at January 1	157,373	$18.05	3,528,302	$8.72
Granted	--	--	--	--
Exercised	--	--	--	--
Outstanding at June 30	157,373	$18.05	3,528,302	$8.72
Warrants exercisable at June 30	157,373	$18.05	3,528,302	$8.72

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

14.     EQUITY INCENTIVE PLAN

On February 7, 2007, the Company adopted the 2007 Equity Incentive Plan, which was amended in February 2010 (the “Plan”). The Plan, as amended, has a ten-year term and provides for grants of stock options, stock appreciation rights, performance units, restricted stock units and performance shares. The total number of shares which may be issued under the Plan is 12,000,000. These restricted stock awards represent share-based payments subject to the provisions of ASC 718 “Stock Compensation”. The fair value of these restricted stock awards are equal to the fair value of the Company’s stock on the date of grant. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events.

During the three and six months ended June 30, 2011 and 2010, the Company granted 0, 200,908, 568,987 and 1,255,692 shares of restricted stock, respectively. During the three and six months ended June 30, 2011 and 2010, 18,250, 18,250, 16,089 and 75,254 shares of restricted stock were forfeited and retired, respectively. The shares that have been issued vest over a four to five-year period, and at issuance, resulted in total deferred compensation of $102,258 and $101,554 as of June 30, 2011 and December 31, 2010, respectively. The fair values of these restricted stock awards are equal to the fair value of the Company’s common stock on the date of grant, after taking into account certain discounts. Such restricted stock is subject to the risk of forfeiture upon the occurrence of certain events. During the three and six months ended June 30, 2011 and 2010, the Company recognized $5,017, $10,564, $5,055 and $13,381, respectively, of compensation expense under the Plan. As of June 30, 2011 and December 31, 2010, there was $31,034 and $40,895, respectively, of unrecognized compensation expense related to the nonvested restricted stock. This cost is expected to be recognized over a four to five-year period. During the three and six months ended June 30, 2011 and 2010, the Company has not recognized any tax benefits for the compensation expense under the Plan.

The following table summarizes the status of the Company’s nonvested restricted stock awards during the three months ended June 30, 2011 and 2010:

	Nonvested Restricted Stock		Nonvested Restricted Stock
	and Stock Unit		and Stock Unit
	2011		2010
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair	Shares	Grant Date Fair
		Values		Values
Outstanding at April 1	5,991,688	$6.16	4,484,468	$9.11
Granted	--	--	568,987	6.42
Vested	(594,037)	(8.45)	(463,323)	(10.91)
Forfeited	(18,250)	(9.06)	(16,089)	(8.97)
Outstanding at June 30	5,379,401	$5.90	4,574,043	$8.60

The following table summarizes the status of the Company’s nonvested restricted stock awards during the six months ended June 30, 2011 and 2010:

	Nonvested Restricted Stock		Nonvested Restricted Stock
	and Stock Unit		and Stock Unit
	2011		2010
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair	Shares	Grant Date Fair
		Values		Values
Outstanding at January 1	6,485,008	$6.42	4,713,983	$9.47
Granted	200,908	4.32	1,255,692	7.16
Vested	(1,288,265)	(8.20)	(1,320,378)	(10.13)
Forfeited	(18,250)	(9.06)	(75,254)	(12.76)
Outstanding at June 30	5,379,401	$5.90	4,574,043	$8.60

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

The Company also provides general corporate services to its segments and these costs are reported as “Corporate and others”.

Selected information in the segment structure is presented in the following tables for the three and six months ended June 30, 2011 and 2010:

Revenues by segment for the three months ended June 30, 2011 and 2010, are as follows:

Revenues(1)	2011	2010
Installation segment	$118,048	$129,349
Manufacturing segment	30,338	21,979
Distribution segment	7,150	13,673
Service segment	803	3,353
Total	$156,339	$168,354

Revenues by segment for the six months ended June 30, 2011 and 2010 are as follows:

Revenues(1)	2011	2010
Installation segment	$197,797	$222,098
Manufacturing segment	44,542	37,988
Distribution segment	12,006	25,105
Service segment	1,048	3,353
Total	$255,393	$288,544

(1) Revenues by operating segments exclude intercompany transactions.

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.     CONSOLIDATED SEGMENT DATA (CONTINUED)

Income (loss) by segment for the three months ended June 30, 2011 and 2010 are as follows:

Income (loss) from operations:	2011	2010
Installation segment	$31,719	$32,797
Manufacturing segment	(1,601)	189
Distribution segment	(808)	(1,008)
Service segment	(634)	206
Corporate and others(1)	(14,029)	(7,630)
Income from operations	14,647	24,554
Corporate interest income	222	53
Corporate interest expense	(6,436)	(3,064)
Corporate other income	715	394
Income before income taxes	9,148	21,937
Income taxes	(3,182)	(4,130)
Net income	$5,966	$17,807

Income (loss) by segment for the six months ended June 30, 2011and 2010 are as follows:

Income (loss) from operations:	2011	2010
Installation segment	$56,249	$52,539
Manufacturing segment	(4,390)	(862)
Distribution segment	(1,778)	(1,669)
Service segment	(1,488)	206
Corporate and others(1)	(25,821)	(18,697)
Income from operations	22,772	31,517
Corporate interest income	363	131
Corporate interest expense	(11,550)	(5,359)
Corporate other income	1,311	640
Income before income taxes	12,896	26,929
Income taxes	(5,251)	(5,847)
Net income	$7,645	$21,082

(1) Includes non-cash employee compensation, professional fees and consultancy fees for the Company.

Non-cash employee compensation by segment for the three months ended June 30, 2011 and 2010 are as follows:

Non-cash employee compensation:	2011	2010
Installation segment	$266	$587
Manufacturing segment	954	968
Distribution segment	220	386
Service segment	25	12
Corporate and others	3,552	3,102
Total	$5,017	$5,055

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
|NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

15.     CONSOLIDATED SEGMENT DATA (CONTINUED)

Non-cash employee compensation by segment for the six months ended June 30, 2011 and 2010 are as follows:

Non-cash employee compensation:	2011	2010
Installation segment	$636	$1,153
Manufacturing segment	1,910	1,904
Distribution segment	493	748
Service segment	51	12
Corporate and others	7,474	9,564
Total	$10,564	$13,381

Depreciation and amortization by segment for the three months ended June 30, 2011 and 2010 are as follows:

Depreciation and amortization:	2011	2010
Installation segment	$877	$1,089
Manufacturing segment	1,712	1,590
Distribution segment	206	354
Service segment	5	13
Corporate and others	425	207
Total	$3,225	$3,253

Depreciation and amortization by segment for the six months ended June 30, 2011 and 2010 are as follows:

Depreciation and amortization:	2011	2010
Installation segment	$1,714	$2,180
Manufacturing segment	3,466	3,176
Distribution segment	422	706
Service segment	12	13
Corporate and others	838	412
Total	$6,452	$6,487

Total assets by segment as of June 30, 2011 and December 31, 2010 are as follows:

Total assets	June 30, 2011	December 31, 2010
Installation segment	$766,949	$585,439
Manufacturing segment	214,947	197,899
Distribution segment	37,279	46,074
Service segment	16,073	13,905
Corporate and others (1)	383,393	267,705
Total	$1,418,641	$1,111,022

(1) Includes deposits paid for acquisition of subsidiaries, properties and intangible assets.

Goodwill by segment as of June 30, 2011 and December 31, 2010, is as follows:

Goodwill	June 30, 2011	December 31, 2010
Installation segment	$11,079	$11,079
Manufacturing segment	56,456	56,456
Distribution segment	11,984	11,981
Total	$79,519	$79,516

CHINA SECURITY & SURVEILLANCE TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Expressed in thousands of U.S. dollars
(Except for share and per share amounts)

16.     CONTINGENCIES

Between March 15, 2011 and April 26, 2011, six purported class action complaints related to the Merger (the “Stockholder Actions”) were filed against some or all of the following: the Company, the members of the board of directors of the Company and Merger Sub. On March 15, 2011, the first of the Stockholder Actions was filed in the Court of Chancery of the State of Delaware, captioned Dziak v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6279-CS (the “Dziak Complaint”). The plaintiff in the Dziak Complaint alleges, among other things, (1) that members of our board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Merger and (2) Mr. Tu engaged in acts of self-dealing, unfair dealing, gross overreaching and breaches of his fiduciary duties. The Dziak Complaint seeks, among other things, an order enjoining the defendants from proceeding with the Merger unless and until such time the defendants have acted in accordance with their fiduciary duties to maximize shareholder value, an order directing the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our stockholders, an award of compensatory damages and an award of fees, expenses and costs.

From March 16, 2011 to April 26, 2011, five additional complaints were filed in the Court of Chancery of the State of Delaware, seeking substantially the same relief and making substantially the same allegations as the Dziak Complaint. The additional complaints have the following captions: Levine v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6286-CS (filed March 16, 2011); Smith v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6292-CS (filed March 17, 2011); O’Connor v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6296-CS (filed March 18, 2011); Jamal v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6408-CS (filed April 22, 2011); and Musto v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6418-CS (filed April 26, 2011). Certain of the Stockholder Actions additionally allege, among other things, that the Company and Merger Sub have aided and abetted the individual defendants’ alleged breaches of fiduciary duties. Certain of the Stockholder Actions additionally seek, among other things, (1) an order enjoining, preliminarily and permanently, the Merger, and (2) an order rescinding the Merger or awarding plaintiff and the class rescissory damages in the event that the Merger is consummated prior to the entry of the court’s final judgment.

On May 23, 2011, plaintiffs’ counsel in Musto v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6418-CS, filed a motion with the Court of Chancery of the state of Delaware seeking to consolidate five of the pending actions and to have counsel for Mr. Musto appointed as lead plaintiffs’ counsel in the consolidated action. On May 27, 2011, the Company, members of the special committee, Terence Yap, and Merger Sub, respectively, filed motions to dismiss the remaining action that was not part of the consolidation motion, Jamal v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6408-CS. On June 7, 2011, four plaintiffs (Levine, Smith, O’Connor, and Jamal) filed a joint Amended Complaint containing substantially the same allegations and seeking substantially the same relief as the prior complaints. The joint Amended Complaint was accompanied by a motion for preliminary injunction to block the Merger and a motion to expedite discovery. On June 10, 2011, plaintiffs’ counsel in the Dziak, Levine, Smith, O’Connor, and Jamal actions filed a joint cross-motion to the Musto consolidation motion. The joint cross-motion also sought consolidation of all pending actions, but requested that the law firm of Rigrodsky & Long, P.A. be appointed as lead plaintiffs’ counsel in the consolidated action. At a hearing on June 30, 2011, the Court ordered that the six pending cases be consolidated and appointed Rigrodsky & Long, P.A. as the lead plaintiffs’ counsel in the consolidated action.

In September 2010, the Company was notified by the staff of the SEC that it had initiated a SEC Investigation. On or around September 3, 2010 and March 29, 2011, the Company received two separate subpoenas from the SEC requesting the delivery of certain documents to the SEC. The Company is cooperating, and intends to continue to cooperate, with the SEC in connection with such investigation. Receipt of these subpoenas does not mean that the SEC has concluded that the Company or anyone else has violated the law. The investigation does not mean that the SEC has a negative opinion of any person, entity or security. It is not possible to predict the outcome of the investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, that, if they were to ever materialize or prove incorrect, could cause the results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties, among others, include:

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
  Changes in laws, rules and regulations governing the business community in China in general and the surveillance and safety industry in particular; and
  The risks identified in the “Risk Factors” section included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as amended, and the subsequent SEC filings.

As discussed below, we entered into an Agreement and Plan of Merger on April 20, 2011 which was amended and restated on May 3, 2011 (the “Merger Agreement”) under which our Chief Executive Officer and Chairman Tu Guoshen has agreed to acquire all of our outstanding common stock for $6.50 per share in cash, subject to the certain exceptions and conditions set forth in the Merger Agreement (the “Merger”). All forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations do not include the potential impact of the Merger Agreement or the transaction contemplated thereunder. In addition, any forward-looking statements relating to the Merger are subject to various risks and uncertainties, including uncertainties as to the timing of the Merger, the possibility that alternative acquisition proposals will be made, the possibility that alternative acquisition proposals will not be made, the possibility that various closing conditions for the Merger may not be satisfied or waived; the possibility that Parent and Merger Sub will be unable to obtain sufficient funds to close the Merger; the failure of the Merger to close for any other reason, the amount of fees and expenses related to the Merger, the diversion of management’s attention from ongoing business concerns, the effect of the announcement of the Merger on our business relationships, operating results and business generally, including our ability to retain key employees, the Merger Agreement’s contractual restrictions on the conduct of our business prior to the completion of the Merger, the possible adverse effect on our business and the price of our common stock if the Merger is not completed in a timely manner or at all, and the outcome of any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted against us and others relating to the Merger.

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
  “U.S. dollar”, “dollars” and “$” refer to the legal currency of United States;
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

As previously disclosed, on April 20, 2011, we entered into an Agreement and Plan of Merger with Rightmark Holdings Limited, a British Virgin Islands company and wholly owned subsidiary of Intelligent One Limited, a British Virgin Islands company wholly owned by Mr. Guoshen Tu (“Rightmark”), Rightmark Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Rightmark (“Merger Sub”) and Mr. Guoshen Tu (solely for the purpose of Section 6.15) which was subsequently amended and restated by the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2011, by and among the same parties. Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Rightmark. Mr. Guoshen Tu is the Company’s Chief Executive Officer and the Chairman of the Company’s Board of Directors and beneficially owns approximately 20.9% of the Company’s outstanding shares of common stock.

Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock will be converted automatically into the right to receive $6.50 in cash, without interest, excluding certain shares as provided in the Merger Agreement. The Merger remains subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including obtaining approval of the existing stockholders of the Company.

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

The Service Segment represents approximately 0.5% and 2.0% of revenues and approximately 4.3% and 0.8% of operating loss or income for the three months ended June 30, 2011 and 2010, respectively, and it represents approximately 0.4% of revenues and 6.5% of operating loss for the six months ended June 30, 2011. However, because we believe the Service Segment will expand substantially in the future, we have made the decision to show it as a separate segment.

Second Quarter Financial Performance Highlights

Our financial results in the second quarter of 2011 were affected by the structural change in our customer mix. During the second quarter, the majority of our revenues was generated from large scale government projects. As we succeeded in securing more larger scale installation projects which generally require longer installation time, we completed less installation projects in this quarter. Despite the revenue decrease, our gross margin improved from 25.8% in the second quarter of 2010 to 26.9% in the second quarter of 2011. We believe the surveillance and safety product market in China will remain strong due, in part, to favorable government initiatives and a general rise in affluence of the population of China.

Following are some financial highlights for the second quarter of 2011:

  Revenues: Revenues decreased $12.01million, or 7.1%, to $156.34 million for the second quarter of 2011, from $168.35 million for the same quarter of last year.
  Gross margin: Gross margin was 26.9% for the three months ended June 31, 2011, compared to 25.8% for the three months ended June 30, 2010.
  Income from operations: Income from operations decreased $9.91 million, or 40.4%, to $14.65 million for the three months ended June 30, 2011, from $24.56 million for the three months ended June 30, 2010.
  Operating margin: Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 9.4% for the three months ended June 30, 2011, compared to 14.6% for the same period in 2010.
  Net income attributable to the Company: Net income attributable to the Company decreased $11.84 million, or 66.5%, to $5.97 million for the three months ended June 30, 2011, from $17.81 million for the three months ended June 30, 2010.
  Net margin: Net margin (the ratio of net income attributable to the Company to revenues, expressed as a percentage) was 3.9% for the three months ended June 30, 2011, compared to 10.6% for the three months ended June 30, 2010.
  Fully diluted net income per share: Fully diluted net income per share was $0.07 for the three months ended June 30, 2011, as compared to $0.23 for the three months ended June 30, 2010.

Results of Operations

The following table sets forth key components of our results of operations for the three and six months ended June 30, 2011 and 2010, in dollars and as a percentage of revenues.

(All amounts, other than percentages, in millions of U.S. dollars)

	Three months ended				Six months ended
	June 30,				June 30,
	2011		2010		2011		2010
Revenues	$156.34	100.0%	$168.35	100.0%	$255.39	100.0%	$288.54	100.0%
Cost of goods sold (including depreciation and amortization for the three and six months ended June 30, 2011 and 2010 of $0.25, $0.51, $0.25 and $0.50, respectively)	(114.33)	73.1%	(124.99)	74.2%	(181.90)	71.2%	(216.20)	74.9%
Gross profit	42.01	26.9%	43.36	25.8%	73.49	28.8%	72.34	25.1%
Selling and marketing	(3.11)	2.0%	(3.13)	1.8%	(5.81)	2.3%	(5.85)	2.0%
General and administrative	(16.26)	10.4%	(7.61)	4.6%	(28.39)	11.2%	(15.60)	5.5%
Non-cash employee compensation	(5.02)	3.2%	(5.05)	3.0%	(10.57)	4.1%	(13.38)	4.6%
Depreciation and amortization	(2.97)	1.9%	(3.01)	1.8%	(5.94)	2.3%	(5.99)	2.1%
Income from operations	14.65	9.4%	24.56	14.6%	22.78	8.9%	31.52	10.9%
Other income	0.94	0.6%	0.44	0.3%	1.67	0.7%	0.77	0.3%
Interest expense	(6.44)	4.1%	(3.06)	1.8%	(11.55)	4.5%	(5.36)	1.9%
Income before income taxes	9.15	5.9%	21.94	13.1%	12.90	5.1%	26.93	9.3%
Income taxes	(3.18)	2.0%	(4.13)	2.5%	(5.25)	2.1%	(5.85)	2.0%
Net income attributable to the Company	$5.97	3.9%	$17.81	10.6%	$7.65	3.0%	$21.08	7.3%

Revenues

Our revenues are primarily generated from system installations, manufacturing and distribution of surveillance and safety products and providing surveillance and safety services. Revenues decreased $12.01 million, or 7.1%, to $156.34 million for the three months ended June 30, 2011 from $168.35 million for the three months ended June 30, 2010. Revenues decreased $33.15 million, or 11.5%, to $255.39 million for the six months ended June 30, 2011 from $288.54 million for the six months ended June 30, 2010. Due to our marketing efforts and increased brand recognition, we were able to secure a greater number of larger scale installation projects in the first half of 2011 which requires longer periods of time to complete the installation. As a result, we completed a lesser number of installation projects in the first half of 2011, which led to the decrease in our revenues in 2011. Most of local government’s 2011 Safe City projects were at the bidding stage in the first half of 2011. Historically, the first quarter has generally been a slow quarter for us largely because fewer projects are undertaken during and around the Chinese New Year holiday, and the fourth quarter has generally been the strongest quarter. Management expects the same trend in 2011.

The following table shows the revenues recognized in the second quarter of 2011:

(In millions of U.S. dollars)
Revenues from the Installation Segment recognized from contracts signed before March 31, 2011	$70.51
Revenues from the Installation Segment recognized from contracts signed in the second quarter of 2011	47.54
Revenues from the Manufacturing Segment recognized from contracts signed before March 31, 2011	17.82
Revenues from the Manufacturing Segment recognized from contracts signed in the second quarter of 2011	12.52
Revenues from the Distribution Segment recognized from contracts signed before March 31, 2011	7.09
Revenues from the Distribution Segment recognized from contracts signed in the second quarter of 2011	0.06
Revenues from the Service Segment recognized from contracts signed before March 31, 2011	0.80
Revenues from the Service Segment recognized from contracts signed in the second quarter of 2011	--
Total revenues recognized in the second quarter of 2011	$156.34
Revenues deferred	$2.81
Backlog of sales contracts signed before June 30, 2011 (1)	$266.43

(1)	We have conservatively not included letters of intent, framework agreements and various other agreements in our backlog numbers as they are subject to final binding agreements to be entered into at later dates.

The following table shows the different segments comprising our total revenues for the three and six months ended June 30, 2011 and 2010.

(All amounts in millions of U.S. dollars)

	Three months ended June 30,
Revenues	2011		2010
Installation Segment	$118.05	75.5%	$129.35	76.8%
Manufacturing Segment	30.34	19.4%	21.98	13.1%
Distribution Segment	7.15	4.6%	13.67	8.1%
Service Segment	0.80	0.5%	3.35	2.0%
Total	$156.34	100.0%	$168.35	100.0%

	Six months ended June 30,
Revenues	2011		2010
Installation Segment	$197.79	77.5%	$222.10	76.9%
Manufacturing Segment	44.54	17.4%	37.99	13.2%
Distribution Segment	12.01	4.7%	25.10	8.7%
Service Segment	1.05	0.4%	3.35	1.2%
Total	$255.39	100.0%	$288.54	100.0%

For the three months ended June 30, 2011 and 2010, our Installation Segment generated revenues of $118.05 million and $129.35 million which represented 75.5% and 76.8% of our total revenues, respectively. For the six months ended June 30, 2011 and 2010, our Installation Segment generated revenues of $197.79 million and $222.10 million which represented 77.5% and 76.9% of our total revenues, respectively. This decrease in revenues was mainly because a fewer number of projects were completed during the first and second quarter of 2011 as compared to the same periods in last year. More of our installation projects were in progress at June 30, 2011. During the three months ended June 30, 2011, three customers contributed to more than 10% of our revenue with each accounting for approximately 36.7%, 21.0% and 13.0% of our revenue, respectively. There was no individual customer that accounted for more than 10% of our revenue for the three months ended June 30, 2010. During the six months ended June 30, 2011, two customers contributed to more than 10% of our revenue with each accounting for approximately 40.7% and 14.6% of our revenue, respectively. During the six months ended June 30, 2010, one customer contributed to more than 10% of our revenue which accounted for approximately 14.5% of our revenue.

For the three months ended June 30, 2011 and 2010, our Manufacturing Segment generated revenues of $30.34 million and $21.98 million, representing 19.4% and 13.1% of our total revenues, respectively. For the six months ended June 30, 2011 and 2010, our Manufacturing Segment generated revenues of $44.54 million and $37.99 million, representing 17.4% and 13.2% of our total revenues, respectively. This increase in revenues was primarily driven by the decrease of sales prices due to market competition which, in turn, increased sales volume.

For the three months ended June 30, 2011 and 2010, our Distribution Segment generated revenues of $7.15 million and $13.67 million, representing 4.6% and 8.1% of our total revenues. For the six months ended June 30, 2011 and 2010, our Distribution Segment generated revenues of $12.01 million, representing 4.7% of our total revenues for the six months ended June 30, 2011, as compared to $25.10 million and 8.7% for the same period last year. Such decrease was mainly due to a decrease of selling prices due to market competition.

For the three months ended June 30, 2011 and 2010, our Service Segment generated revenues of $0.80 million and $3.35 million, representing 0.5% and 2.0% of our total revenues, respectively. Such decrease in amount and percentage was mainly because some of our service contracts will be rendered in the second half of 2011 instead of being rendered in the whole year range for 2010. For the six months ended June 30, 2011, our Service Segment, which was established in the second quarter of 2010, generated revenues of $1.05 million, representing 0.4% of our total revenues.

Management believes that revenues from the installation projects will continue to be the Company’s major revenue source in the next few years.

Cost of goods sold

Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the second quarter of 2011 decreased by $10.66 million, or 8.5%, to $114.33 million, as compared to $124.99 million for the same period last year. Cost of goods sold for the six months ended June 30, 2011 decreased by $34.30 million, or 15.9%, to $181.90 million, as compared to $216.20 million for the same period last year.

The following table shows the different segments comprising our cost of goods sold for the three and six months ended June 30, 2011 and 2010.

(All amounts in millions of U.S. dollars)

	Three months ended June 30,
Cost of goods sold	2011		2010
Installation Segment	$83.03	72.7%	$93.41	74.8%
Manufacturing Segment	24.62	21.5%	15.98	12.8%
Distribution Segment	6.08	5.3%	12.81	10.2%
Service Segment	0.60	0.5%	2.79	2.2%
Total	$114.33	100.0%	$124.99	100.0%

	Six months ended June 30,
Cost of goods sold	2011		2010
Installation Segment	$135.41	74.5%	$163.12	75.5%
Manufacturing Segment	35.36	19.4%	27.54	12.7%
Distribution Segment	10.32	5.7%	22.75	10.5%
Service Segment	0.81	0.4%	2.79	1.3%
Total	$181.90	100.0%	$216.20	100.0%

The cost of goods sold related to the Installation Segment decreased by $10.38 million, or 11.1% to $83.03 million for the three months ended June 30, 2011, from $93.41 million for the three months ended June 30, 2010. The cost of goods sold related to the Installation Segment decreased by $27.71 million, or 17.0% to $135.41 million for the six months ended June 30, 2011, from $163.12 million for the six months ended June 30, 2010. The dollar decrease was mainly due to the decreased number of completed installation projects in the three and six months ended June 30, 2011.

The cost of goods sold related to the Manufacturing Segment increased to $24.62 million for the three months ended June 30, 2011 as compared to $15.98 million for the three months ended June 30, 2010, mainly due to the increase in revenues. The cost of goods sold related to the Manufacturing Segment increased to $35.36 million for the six months ended June 30, 2011 as compared to $27.54 million for the six months ended June 30, 2010, this increase in cost of goods sold was mainly due to the increase in revenues.

The cost of goods sold related to our Distribution Segment for the three months ended June 30, 2011 was $6.08 million, decreased from $12.81 million for same period last year. The cost of goods sold related to our Distribution Segment for the six months ended June 30, 2011 was $10.32 million, decreased from $22.75 million for the same period in 2010. This decrease in cost of goods sold was mainly due to the decrease in revenues.

The cost of goods sold related to our Service Segment, which was established in the second quarter of 2010, was $0.60 million and $0.81 million for the three and six months ended June 30, 2011, respectively, as compared to $2.79 million for the three months ended June 30, 2010. The decrease in cost of goods sold in 2011 was generally in line with the revenue decrease.

Gross profit and gross margin

Our gross profit is equal to the difference between our revenues and our cost of goods sold. Our gross profit decreased $1.35 million, or 3.1%, to $42.01 million for the three months ended June 30, 2011, from $43.36 million for the same period last year. Gross margin for the three months ended June 30, 2011 was 26.9%, as compared to 25.8% for the same period of 2010. The decrease in gross profit was mainly driven by the fewer number of installation projects completed in the second quarter of 2011. Our gross profit increased $1.15 million, or 1.6%, to $73.49 million for the six months ended June 30, 2010, from $72.34 million for the same period last year. Gross margin for the six months ended June 30, 2011 was 28.8%, as compared to 25.1% for the same period of 2010. The increase was mainly driven by an increasing gross margin in the Installation Segment, as discussed in more detail below, and disciplined execution of cost control initiatives.

The following table shows the different segment components comprising our gross profit margin over the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
Gross Margin	2011	2010	2011	2010
Installation Segment	29.7%	27.8%	31.5%	26.6%
Manufacturing Segment	18.9%	27.3%	20.6%	27.5%
Distribution Segment	14.9%	6.3%	14.1%	9.4%
Service Segment	25.9%	16.7%	22.9%	16.7%
Total	26.9%	25.8%	28.8%	25.1%

For the three months ended June 30, 2011, gross margins of the Installation Segment, Manufacturing Segment, Distribution Segment and Service Segment were approximately 29.7%, 18.9%, 14.9% and 25.9%, respectively, compared to 27.8%, 27.3%, 6.3% and 16.7% for the same period last year. For the six months ended June 30, 2011, gross margins for the Installation Segment, Manufacturing Segment, and Distribution Segment were approximately 31.5%, 20.6% and 14.1%, respectively, compared to 26.6%, 27.5% and 9.4% for the same period last year. For the six months ended June 30, 2011, gross margin of the Service Segment, which was established in the second quarter of 2010, was 22.9% .

The increase in our gross margin for the Installation Segment was primarily because a larger proportion of our revenue was generated from larger scale projects in the first half of 2011 as compared to the same period in 2010. We are generally able to demand higher price and enjoy higher margin for larger scale projects. The security installation competitive landscape in China is dominated by many small vendors (who may not have all the necessary qualifications to perform larger scale projects which we often bid on). These smaller vendors typically focus on the retail and small corporate customer market segments instead of larger scale projects. Many competitors we typically face in smaller scale projects are often either eliminated in the bidding process or disqualified from bidding on large scale projects. As a result, we typically face a significantly reduced number of competitors on larger scale projects, which generally allowed us to command relatively higher prices. In addition, we also benefited from our experiences gained from our past installation projects and our research in developing more cost-effective installation processes, project design and solutions for our customers. As a result, we were able to reduce certain hardware components used in our installation projects while maintaining or improving the level of services to our customers.

The decrease in our gross margin for the Manufacturing Segment for the three and six months ended June 30, 2011 was primarily driven by the decrease of selling prices in an effort to maintain and expand our customer base, which resulted in a higher volume of sales. The increase in our gross margins for the Distribution Segment and the Service Segment for the three and six months ended June 30, 2011 were primarily due to cost efficiency.

Selling and marketing expenses

Our selling and marketing expenses are comprised primarily of sales commissions, the cost of advertising and promotional materials, salaries and fringe benefits of sales personnel, after-sale support services and other sales related costs.

Our selling and marketing expenses decreased $0.02 million, or 0.6%, to $3.11 million for the three months ended June 30, 2011 from $3.13 million for the same period in 2010. As a percentage of revenues, our selling and marketing expenses increased to 2.0% for the three months ended June 30, 2011 from 1.8% for the same period in 2010. In the first six months of fiscal 2011, our selling and marketing expenses decreased $0.04 million or 0.7% to $5.81 million from $5.85 million in the same period of last year. As a percentage of revenues, our selling and marketing expenses increased to 2.3% for the six months ended June 30, 2011 from 2.0% for the same period in 2010. The percentage increase was mainly due to our decreased revenues.

General and administrative expenses

General and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, audit fees and other expenses incurred in connection with general operation.

Our general and administrative expenses increased $8.65 million, or 113.7%, to $16.26 million for the three months ended June 30, 2011 from $7.61 million of the same period in 2010. In the first six months of 2011, our general and administrative expenses increased $12.79 million, or 82.0% to $28.39 million from $15.60 million for the six months ended June 30, 2010. As a percentage of revenues, general and administrative expenses increased to 10.4% and 11.2% for the three and six months ended June 30, 2011, respectively, from 4.6% and 5.5% for the same periods in 2010. We have incurred significantly more professional expenses in connection with the Merger transaction in 2011. In addition, our general and administrative expenses were also negatively impacted by increased advertising expense and hiring of additional staff.

Non-cash employee compensation

Non-cash employee compensation by segment for the three and six months ended June 30, 2011 and 2010 is as follows:

(All amounts in millions of U.S. dollars)

	Three months ended June 30,
Non-cash employee compensation	2011		2010
Installation Segment	$0.27	5.4%	$0.59	11.7%
Manufacturing Segment	0.95	18.9%	0.97	19.2%
Distribution Segment	0.22	4.4%	0.38	7.5%
Service Segment	0.03	0.6%	0.01	0.2%
Corporate and others	3.55	70.7%	3.10	61.4%
Total	$5.02	100.0%	$5.05	100.0%

	Six months ended June 30,
Non-cash employee compensation	2011		2010
Installation Segment	$0.64	6.1%	$1.15	8.6%
Manufacturing Segment	1.91	18.1%	1.91	14.3%
Distribution Segment	0.49	4.6%	0.75	5.6%
Service Segment	0.06	0.6%	0.01	0.1%
Corporate and others	7.47	70.6%	9.56	71.4%
Total	$10.57	100.0%	$13.38	100.0%

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

During the three and six months ended June 30, 2011, we granted an aggregate of 0, and 200,908 shares of restricted stock pursuant to the Plan to our employees and consultants, respectively. These shares will vest with respect to each of the employees and consultants over a period of four-to-five-year.

Non-cash employee compensation for the three months ended June 30, 2011 decreased to $5.02 million from $5.05 million for the same period in 2010. In the first six months of fiscal 2011, non-cash employee compensation decreased to $10.57 million from $13.38 million. The decrease in non-cash employee compensation was primarily because fewer shares were granted to employees and consultants under the Plan during the respective period.

Depreciation and amortization

Depreciation and amortization by segment for the three and six months ended June 30, 2011 and 2010 is as follows:

(All amounts in millions of U.S. dollars)

	Three months ended June 30,
Depreciation and amortization	2011		2010
Installation Segment	$0.88	27.3%	$1.09	33.4%
Manufacturing Segment	1.71	53.1%	1.59	48.8%
Distribution Segment	0.20	6.2%	0.35	10.7%
Service Segment	0.01	0.3%	0.01	0.3%
Corporate and others	0.42	13.1%	0.22	6.8%
Total	$3.22	100.0%	$3.26	100.0%

	Six months ended June 30,
Depreciation and amortization	2011		2010
Installation Segment	$1.72	26.7%	$2.18	33.6%
Manufacturing Segment	3.46	53.6%	3.18	49.0%
Distribution Segment	0.42	6.5%	0.70	10.8%
Service Segment	0.02	0.3%	0.01	0.2%
Corporate and others	0.83	12.9%	0.42	6.4%
Total	$6.45	100.0%	$6.49	100.0%

Our depreciation and amortization expense decreased $0.04 million, or 1.2%, to $3.22 million (including $0.25 million depreciation and amortization costs included under cost of goods sold) for the three months ended June 30, 2011 from $3.26 million for the same period in 2010. As a percentage of revenues, depreciation and amortization expenses increased to 2.1% for the three months ended June 30, 2011 from 1.9% for the same period in 2010. This percentage increase was primarily due to the decrease in revenues in the second quarter of 2011.

In the first six months of fiscal 2011, our depreciation and amortization decreased $0.04 million, or 0.6%, to $6.45 million (including $0.51 million depreciation and amortization costs included under cost of goods sold) from $6.49 million for the same period 2010. As a percentage of revenues, depreciation and amortization expenses increased to 2.5% for the six months ended June 30, 2011 from 2.2% for the same period in 2010. This percentage increase was primarily due to the decrease in revenues in the first half of 2011.

Income from operations

Our income from operations decreased $9.91 million, or 40.4%, to $14.65 million for the three months ended June 30, 2011 as compared to $24.56 million for the same period in 2010. As a percentage of revenues, income from operations decreased to 9.4% for the three months ended June 30, 2011 from 14.6% for the same period in 2010.

In the first six months of fiscal 2011, our income from operations decreased $8.74 million, or 27.7%, to $22.78 million as compared to $31.52 million. As a percentage of revenues, income from operations decreased to 8.9% for the six months ended June 30, 2011 from 10.9% for the same period in 2010. The amount and percentage decrease in both the three and six month periods was mainly due to the significant increase in general and administrative expenses as discussed above.

The following table shows the different segments comprising our income (loss) from operations for the three and six months ended June 30, 2011and 2010.

(All amounts in millions of U.S. dollars)

	Three months ended June 30,
Income (loss) from operations	2011		2010
Installation Segment	$31.72	216.5%	$32.80	133.6%
Manufacturing Segment	(1.60)	-10.9%	0.19	0.8%
Distribution Segment	(0.81)	-5.5%	(1.01)	-4.1%
Service Segment	(0.63)	-4.3%	0.21	0.8%
Corporate and others	(14.03)	-95.8%	(7.63)	-31.1%
Total	$14.65	100.0%	$24.56	100.0%

	Six months ended June 30,
Income (loss) from operations	2011		2010
Installation Segment	$56.25	246.9%	$52.54	166.7%
Manufacturing Segment	(4.39)	-19.3%	(0.86)	-2.7%
Distribution Segment	(1.78)	-7.8%	(1.67)	-5.3%
Service Segment	(1.48)	-6.5%	0.21	0.7%
Corporate and others	(25.82)	-113.3%	(18.70)	-59.4%
Total	$22.78	100.0%	$31.52	100.0%

Income from operations related to the Installation Segment decreased $1.08 million or 3.3%, to $31.72 million for the three months ended June 30, 2011, compared to $32.80 million for the same period in 2010. This decrease was mainly because the number of installation projects we finished in the second quarter of 2011 was fewer than in the same period of 2010, and the increase in general and administrative expenses incurred in connection with the proposed Merger. In the first six months of fiscal 2011, income from operations related to the Installation Segment increased $3.71 million, or 7.1%, to $56.25 million, compared to $52.54 million for the same period in 2010. This increase was mainly because the installation projects we finished in the first two quarters of 2011 generally had higher margins as compared to projects completed in the same periods in 2010.

Loss from operations related to the Manufacturing Segment was $1.60 million for the three months ended June 30, 2011, as compared to income from operations related to the Manufacturing Segment of $0.19 million for the same period in 2010. Loss from operations related to the Manufacturing Segment increased $3.53 million, to $4.39 million for the six months ended June 30, 2011, from $0.86 million for the same period in 2010. In the first two quarters of 2011, we hired additional staff to meet the anticipated growth of the Manufacturing Segment.

Loss from operations related to the Distribution Segment decreased $0.20 million, or 19.8%, to $0.81 million for the three months ended June 30, 2011, as compared to $1.01 million for the same period in 2010. Loss from operations related to the Distribution Segment was $1.78 million for the six months ended June 30, 2011, increased from $1.67 million for the same period in 2010. Such increase in loss from operations for the six months ended June 30, 2011 was mainly due to the decrease of revenues for the Distribution Segment.

Loss from operations related to the Service Segment was $0.63 million for the three months ended June 30, 2011, as compared to income from operations of $0.21 million in the second quarter of 2010. Loss from operations related to the Service Segment, which was established in the second quarter of 2010, was $1.48 million for the six months ended June 30, 2011.

We also provide general corporate services to our segments. Costs attributable to these services were reported as corporate and other expenses. These costs included amortization, depreciation, and non-cash compensation for employees. Loss from operations related to the Corporate and others for the three months ended June 30, 2011 and 2010 was $14.03 million and $7.63 million, respectively. Loss from operations related to the Corporate and others for the six months ended June 30, 2011 and 2010 was $25.82 million and $18.70 million, respectively. The increase was mainly due to the increase in advertising expenses for corporation, additional staff, and professional expenses related to the proposed Merger transaction.

Other income

Our other income increased $0.50 million, or 113.6%, to $0.94 million for the three months ended June 30, 2011 from $0.44 million for the same period in 2010. As a percentage of revenues, other income increased to 0.6% for the three months ended June 30, 2011 from 0.3% for the same period in 2010. Our other income increased $0.90 million, or 116.9%, to $1.67 million for the six months ended June 30, 2011 from $0.77 million for the same period in 2010. As a percentage of revenues, other income for the six months ended June 30, 2010 was 0.7%, as compared to 0.3% for the same period in 2010. The dollar and percentage increase was mainly due to subsidies received from local governments in the first two quarters of 2011.

Interest expense

During the first half of 2011, we had borrowings under 6 long-term loans and 39 short-term loans from banks and 4 product financing arrangements from financial institutions. We incurred total interest expense of $6.44 million and $3.06 million for the three months ended June 30, 2011 and 2010, respectively. We incurred total interest expense of $11.55 million and $5.36 million for the six months ended June 30, 2011 and 2010, respectively. We also incurred $0.30 million and $0.82 million in interest during the three and six months ended June 30, 2011, respectively, in connection with our outstanding Tranche B Zero Coupon Guaranteed Senior Unsecured Notes (the “Tranche B Notes”), as compared to $0.73 million and $1.68 million during the respective periods in 2010. The dollar increase in interest expense in the first half of 2011 was primarily due to the increase in the outstanding balance of our bank loans.

Income before taxes

Our income before taxes decreased $12.79 million, or 58.3%, to $9.15 million for the three months ended June 30, 2011 from $21.94 million for the same period in 2010. As a percentage of revenues, income before taxes for the three months ended June 30, 2011 decreased to 5.9% from 13.1% for the same period in 2010. Our income before taxes decreased $14.03 million, or 52.1%, to $12.90 million for the six months ended June 30, 2011 from $26.93 million for the same period in 2010. As a percentage of revenues, income before taxes for the six months ended June 30, 2011 decreased to 5.1% from 9.3% for the same period in 2010. Such dollar and percentage decrease was primarily due to the decrease in revenue and the increase in general and administrative expense and interest expense.

Income Taxes

China Security & Surveillance Technology, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Security & Surveillance Technology, Inc. had no United States taxable income during the three and six months ended June 30, 2011 or 2010.

Our wholly-owned subsidiary Safetech was incorporated in the British Virgin Island and, under the current laws of the British Virgin Islands, is not subject to income taxes.

Our subsidiaries, Golden and Hongtianzhi are located in Shenzhen and Zhuhai DIT Digital Technology Limited is located in Zhuhai. They are each subject to an EIT rate of 24% in 2011. Chengfeng, Minking, Stonesonic, Tsingvision and Coson are each subject to an EIT rate of 15% in 2011 due to their high-technology company status. Jin Lin is subject to an EIT rate of 12.5% in 2011 due to its high-technology company status. CSST PRC and Longhorn are located in Shenzhen and they are subject to an EIT rate of 12% in 2011 because they received the lower tax rate as high-technology companies. CSSI, CSSS, CSSD, HiEasy and Guanling are each subject to an EIT rate of 25% in 2011.

Our income taxes decreased $0.95 million to $3.18 million for the three months ended June 30, 2011 from $4.13 million for the same period of 2010. Our income taxes decreased $0.60 million to $5.25 million for the six months ended June 30, 2010 from $5.85 million for the same period of 2010. Such decrease was primarily due to the decrease in income before tax.

Net income attributable to the Company

Net income attributable to the Company decreased $11.84 million, or 66.5%, to $5.97 million for the three months ended June 30, 2011 from $17.81 million for the same period in 2010. As a percentage of revenues, net income attributable to the Company decreased to 3.9% for the three months ended June 30, 2011 from 10.6% for the same period in 2010. Net income decreased $13.43 million, or 63.7%, to $7.65 million for the six months ended June 30, 2011 from $21.08 million for the same period in 2010. As a percentage of revenues, net income attributable to the Company decreased to 3.0% for the six months ended June 30, 2011 from 7.3% for the same period in 2010. This dollar and percentage decrease was mainly due to the decrease in revenue and the increase in general and administrative expense and interest expenses in the first two quarters of 2011.

Foreign Currency Translation Gains

Our operating subsidiaries are located in China. Our operating subsidiaries purchase substantially all products and render all services in China, and receive payment from customers in China using RMB as the functional currency. We do not engage in currency hedging.

On July 21, 2005, China reformed its foreign currency exchange policy, revalued the RMB by 2.1 percent and allowed the RMB to appreciate as much as 0.3 percent per day against the U.S. dollar. As a result, we implemented different exchange rates in translating RMB into U.S. dollars in our financial statements for the first and second quarter of 2011 and 2010.

For the three months ended June 30, 2011, we utilized the exchange rates of 6.47, 6.49, and 8.04 in calculating the assets and liabilities, revenue and expenses, and equity, respectively. For the three months ended June 31, 2010, we implemented the exchange rates of 6.79, 6.82, and 8.04 in calculating the assets and liabilities, revenue and expenses, and equity, respectively. We incurred a foreign currency translation gain of $9.84 million and $16.67 million for the three and six months ended June 30, 2011, respectively, as compared to $3.20 million and $3.32 million for the respective periods in 2010.

Liquidity and Capital Resources

General

As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $144.21 million and $65.63 million, respectively. The following table sets forth a summary of our net cash flows for the periods indicated.

CASH FLOW
(All amounts in millions of U.S. dollars)

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(120.12)	$(56.46)
Net cash provided by (used in) investing activities	13.23	(32.30)
Net cash provided by financing activities	182.04	140.51
Effect of exchange rate changes on cash	3.44	1.84
Net cash inflow	$78.59	$53.59

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 totaled $120.12 million, which increased from $56.46 million for the same period in 2010. The increase in net cash used in operating activities in the first half of 2011, was primarily due to the increase in prepayments and deposits, as well as advances to suppliers and subcontractors.

Investing Activities

Our main uses of cash for investing activities during the six months ended June 30, 2011 and 2010, were for acquisitions of plant and equipment and deposits for the acquisition of subsidiaries.

Net cash provided by investing activities for the six months ended June 30, 2011 was $13.23 million, as compared to net cash used in investing activities of $32.30 million in the same period of 2010. This increase in net cash provided by investing activities was primarily due to the net cash provided by deposits refunded for business acquisitions, properties and intangible assets in the first half of 2011.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2011 totaled $182.04 million as compared to $140.51 million in the same period of 2010. The increase in net cash provided by financing activities was mainly attributable to proceeds from additional bank loans obtained in the first two quarters of 2011. For details of the loan facilities, please refer to the “Loan Facilities” section below.

Loan Facilities

a) Notes payable

As of June 30, 2011, the amount, maturity date and original term of each of our bank loans were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount*	Maturity Date	Original Term

China Development Bank	$200.00	February 2014	3 years
China Development Bank	50.00	October 2013	3 years
Bank of Jiangsu	0.77	June 2012	1 year
Guangdong Development Bank	7.66	June 2012	1 year
China Everbright Bank	2.47	December 2011	6 months
Bank of Jiangsu	2.32	May 2012	1 year
Shanghai Pudong Development Bank	12.36	May 2012	1 year
Shanghai Pudong Development Bank	12.36	April 2012	1 year
Bank of Jiangsu	7.73	April 2012	1 year
Industrial and Commercial Bank of China	6.18	March 2012	1 year
Sociate Generale	4.17	September 2011	6 months
China Merchants Bank	4.87	September 2011	6 months
China Construction Bank	7.73	March 2012	1 year
Guangdong Development Bank	18.70	March 2012	1 year
China Merchants Bank	9.12	November 2012	2 years
Industrial and Commercial Bank of China	15.46	January 2012	1 year
China Zheshang Bank	3.09	August 2011	1 year
China Merchants Bank	30.93	January 2021	10 years
China Merchants Bank	1.55	November 2012	2 years
Bank of China	10.98	December 2011	1 year
Bank of China	10.98	December 2011	1 year
China Merchants Bank	10.82	November 2012	1 year
Industrial and Commercial Bank of China	15.46	December 2011	1 year
Industrial and Commercial Bank of China	7.88	November 2011	1 year
China Merchants Bank	1.93	October 2011	1 year
Shenzhen Development Bank	6.18	August 2011	1 year
China Everbright Bank	6.18	July 2011	1 year
Industrial and Commercial Bank of China	8.44	July 2011	1 year
China Construction Bank	4.64	July 2011	1 year
Industrial and Commercial Bank of China (Asia)	10.00	July 2011	1 year
Total	$490.96

* Calculated on the basis that $1 = RMB6.47.

We have entered the following bank loans. The terms of bank loans that we typically enter into require collateral for the loans. Collateral is usually defined in the agreements as buildings and land use rights.

On March 1, 2011, we entered into a term loan facility agreement with the China Development Bank Corporation Hong Kong Branch (“CDB”), pursuant to which CDB agreed to make available to the Company a term loan facility in an aggregate principal amount of up to $200.00 million, subject to terms and conditions of the agreement. We borrowed a total of $200.00 million on March 1, 2011 under the facility, with an annual interest rate of 3% per annum over the applicable six-month London Inter Bank Offered Rate (3.40% as of June 30, 2011). The loan under the facility will mature on the third anniversary of the first date when the facility is utilized by us with 50% of the principal due in August 2013 and the remaining 50% due in February 2014. Pursuant to the term loan facility agreement, if our chairman and CEO, Mr. Guoshen Tu, ceases to be the beneficial owner of at least 10% of our outstanding capital stock, the facility may be cancelled and all outstanding loans under the facility may become immediately due and payable with no less than 30 days notice. As of June 30, 2011, this condition was satisfied, and management believes that we are in compliance with all terms and conditions of the term loan facility agreement.

In October 2010, we entered into a term loan facility agreement with CDB, pursuant to which CDB agreed to make available to us a term loan facility in an aggregate principal amount of up to $50.00 million, subject to terms and conditions of the agreement. We borrowed a total of $50.00 million on October 29, 2010 under the facility, with an annual interest rate of 3% per annum over the applicable six-month London Inter Bank Offered Rate (3.40% as of June 30, 2011). The loan under the facility is due in October 2013. Pursuant to the term loan facility agreement, if Mr. Guoshen Tu ceases to be the beneficial owner of at least 10% of our outstanding capital stock, the facility may be cancelled and all outstanding amounts due under this facility may become immediately due and payable with no less than 30 days notice. As of June 30, 2011, this condition was satisfied, and management believes we are in compliance with all terms and conditions of the term loan facility agreement.

On June 17, 2011, we entered into a loan agreement with Bank of Jiangsu. We borrowed RMB5.00 million (approximately $0.77 million) with an interest rate equal to the 115% of the 12 month’s benchmark lending rate of the People’s Bank of China (7.26% as of June 30, 2011). The loan is due in June 2012. The loan is guaranteed by our CEO and one of our subsidiaries and collateralized by the properties and land use rights of two subsidiaries.

On June 14, 2011, the Company entered into a loan agreement with Guangdong Development Bank. The Company borrowed RMB49.60 million (approximately $7.66 million) with an annual interest rate equal to 110% of the 12 months’ benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in June 2012 and guaranteed by the CEO and a subsidiary of the Company.

On June 13, 2011, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB16.00 million (approximately $2.47 million) with an interest rate equal to 5.27% as of June 30, 2011, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by one of our subsidiaries and collateralized by a restricted cash amount of RMB16.00 million (approximately $2.47 million) of one of our subsidiaries.

On May 27, 2011, we entered into a loan agreement with Bank of Jiangsu. We borrowed RMB15.00 million (approximately $2.32 million) with an interest rate equal to the 110% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011). The loan is due in May 2012. The loan is guaranteed by our CEO and one of our subsidiaries and collateralized by the properties and land use rights of two subsidiaries.

On May 3, 2011 we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80.00 million (approximately $12.36 million) with an interest rate equal to 108% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.81% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in May 2012. The loan is guaranteed by our CEO and one of our subsidiaries and collateralized by the properties and land use rights of one of our subsidiaries.

On April 29, 2011, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80.00 million (approximately $12.36 million) with an interest rate equal to 108% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.81% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in April 2012. The loan is guaranteed by our CEO and collateralized by the properties and land use rights of one of our subsidiaries.

On April 20, 2011, we entered into a loan agreement with Bank of Jiangsu. We borrowed RMB50.00 million (approximately $7.73 million) with an interest rate equal to 110% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011). The loan is due in April 2012. The loan is guaranteed by our CEO and one of our subsidiaries and collateralized by the properties and land use rights of two subsidiaries.

On April 1, 2011, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB27.27 million (approximately $4.21 million) on April 1, 2011 and RMB12.77 million (approximately $1.97 million) on May 17, 2011 with interest rate equal to 12 month’s benchmark lending rate of the People’s Bank of China (6.31% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in March 2012 and guaranteed by three of our subsidiaries and is collateralized by the property and land use right of a subsidiary.

On April 1, 2011, we entered into a loan agreement with Societe Generale with loan facility up to RMB27.00 million (approximately $4.17 million), and in the same month, we withdrew RMB27.00 million (approximately $4.17 million) from the loan facility with annual interest rates ranging from 6.56% to 6.84% and are all due in October 2011. The loans are guaranteed by one of our subsidiary.

On March 24, 2011, we entered into a loan agreement with China Merchants Bank. We borrowed RMB31.50 million (approximately $4.87 million) with an annual interest rate equal to the 1 to 6 month’s benchmark lending rate of the People’s Bank of China (5.85% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in September 2011and guaranteed by one of our subsidiaries.

On March 21, 2011, we entered into a loan agreement with China Construction Bank. We borrowed RMB50.00 million (approximately $7.73 million) with an annual interest rate equal to 7.20%, with interest payable on the 20th of each month. The loan is due in March 2012. The loan is guaranteed by our CEO and two of our subsidiaries and collateralized by the property of a subsidiary.

On March 16, 2011, we entered into a loan agreement with Guangdong Development Bank. We borrowed RMB121.00 million (approximately $18.70 million) with an annual interest rate equal to 105% of the 1 to 6 month’s benchmark lending rate of the People’s Bank of China (6.14% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in March 2012 and collateralized by a restricted cash amount of $20.00 million of one of our subsidiaries.

On February 9, 2011, we entered into a loan agreement with Societe Generale. We borrowed RMB27.00 million (approximately $4.17 million) with an annual interest rate equal to 9.10%, with interest payable on the due date of the loan. The loan was due and repaid in March 2011, and guaranteed by one of our subsidiaries.

On February 1, 2011, we entered into a loan agreement with China Merchants Bank. We borrowed RMB59.00 million (approximately $9.12 million) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People’s Bank of China (6.72% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by our CEO, his wife and one of our subsidiaries and collateralized by the property and land use rights of a subsidiary.

On January 31, 2011, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB100.04 million (approximately $15.46 million) with an annual interest rate equal to 95% of the 12 month’s benchmark lending rate of the People’s Bank of China (5.99% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in January 2012 and guaranteed by four of our subsidiaries.

On January 12, 2011, we entered into a loan agreement with China Zheshang Bank. We borrowed RMB20.00 million (approximately $3.09 million) with an annual interest rate equal to 120% of the 6 to 12 month’s benchmark lending rate of the People’s Bank of China (7.57% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in August 2011and guaranteed by our CEO and two of our subsidiaries.

On January 10, 2011, we entered into a loan agreement with China Merchants Bank. We borrowed RMB40.00 million (approximately $6.18 million) on January 10, 2011, and RMB169.34 million (approximately $26.16 million) on February 9, 2011 with an annual interest rate equal to 105% of the 5 to 10 year’s benchmark lending rate of the People’s Bank of China (7.14% as of June 30, 2011), with principal and interest payable in each quarter. In March and June 2011, we repaid principal of the loan in the amount of RMB5.44 million (approximately $0.84 million) and RMB3.70 million (approximately $0.57 million) in accordance with the terms of the loan, respectively. The final maturity of the loan is January 2021. The loan is guaranteed by Shenzhen Zhonghe Industrial Limited, an independent third party, and is secured by the rights of properties currently under construction which will be acquired by us upon their completion.

On January 4, 2011, we entered into a loan agreement with China Merchants Bank. We borrowed RMB10.00 million (approximately $1.55 million) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People’s Bank of China (6.72% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by our CEO, his wife and one of our subsidiaries and collateralized by the property and land use rights of a subsidiary.

On December 29, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB71.10 million (approximately $10.98 million) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by our CEO and one of our subsidiaries and collateralized by the property and land use rights of a subsidiary.

On December 24, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB71.10 million (approximately $10.98 million) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by our CEO and one of our subsidiaries and collateralized by the property and land use rights of a subsidiary.

On December 10, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB66.00 million (approximately $10.20 million) with an annual interest rate equal to the 6 month’s benchmark lending rate of the People’s Bank of China (5.85% as of June 30, 2011), with interest payable on the 20th of each month. The loan was due in June 2011and collateralized by a cash deposit of Whitehorse Technology Limited, a company wholly-owned by our CEO. We repaid RMB6.65 million (approximately $1.03 million), RMB6.60 million (approximately $1.02 million), RMB20.25 million (approximately $3.13 million) and RMB33.25 million (approximately $5.02 million) in January, March, April and June 2011, respectively.

On December 2, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB70.00 million (approximately $10.82 million) with an annual interest rate equal to 105% of the 1 to 3 year’s benchmark lending rate of the People's Bank of China (6.72% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in November 2012. The loan is guaranteed by our CEO, his wife and one of our subsidiaries, and collateralized by the property and land use rights of a subsidiary.

On November 19, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China. We borrowed RMB30.00 million (approximately $4.64 million) on December 21, 2010, RMB30.00 million (approximately $4.64 million) on December 29, 2010 and RMB40.00 million (approximately $6.18 million) on January 31, 2011 with an annual interest equal to 95% of the 12 month's benchmark lending rate of the People’s Bank of China (5.99% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in December 2011. The loan is guaranteed by three of our subsidiaries and collateralized by the property of a subsidiary.

On November 17, 2010, we entered into a loan agreement with Bank of China. We borrowed RMB48.60 million (approximately $7.51 million) with an annual interest rate equal to 5.15%, with interest payable on the 20th of each month. The loan was due and repaid in May 2011. The loan was guaranteed by our CEO and one of our subsidiaries and collateralized by the property and land use rights of a subsidiary.

On October 29, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB51.00 million (approximately $7.88 million) with an annual interest rate equal to 95% of the 12 month’s benchmark lending rate of the People’s Bank of China (5.99% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in November 2011. The loan is guaranteed by three of our subsidiaries and collateralized by the property of a subsidiary.

On October 18, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB25.00 million (approximately $3.86 million) with an annual interest equal to 110% of the 12 month's benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in October 2011. We repaid RMB12.50 million (approximately $1.93 million) in April 2011. The loan is guaranteed by our Chief Operating Officer, our CEO and his wife.

On August 18, 2010, we entered into a loan agreement with Shenzhen Development Bank. We borrowed RMB40.00 million (approximately $6.18 million) with an annual interest rate equal to the 12 month’s benchmark lending rate of the People’s Bank of China (6.31% as of June 30, 2011), with interest payable on the 20th of each month. The loan is due in August 2011. The loan is guaranteed by our CEO and two of our subsidiaries and collateralized by the property of a subsidiary.

On August 9, 2010, we entered into a loan agreement with Societe Generale. We borrowed RMB27.00 million (approximately $4.17 million) with an annual interest rate equal to 5.35%, with interest payable on the due date of the loan. The loan was due and repaid in February 2011. The loan was guaranteed by one of our subsidiaries.

On July 26, 2010, we entered into a loan agreement with China Everbright Bank Co., Ltd. We borrowed RMB40.00 million (approximately $6.18 million) with an annual interest rate equal to 5.31%, with interest payable on the 20th of each month. The loan was due and repaid in July 2011 and guaranteed by our CEO, one of our subsidiaries and Chuang Guan.

On July 21, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB54.60 million (approximately $8.44 million) with an annual interest rate equal to 12 month’s benchmark lending rate of the People’s Bank of China (6.31% as of June 30, 2011), with interest payable on the 20th of each month. The loan was due and repaid in July 2011. The loan is guaranteed by three of our subsidiaries and collateralized by the property of a subsidiary.

On July 15, 2010, we entered into a loan agreement with China Construction Bank. We borrowed RMB30.00 million (approximately $4.64 million) with an annual interest rate equal to 110% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011), with interest payable on the 20th of each month. The loan was due and repaid in July 2011 and collateralized by the property of one of our subsidiaries.

On July 1, 2010, we entered into a loan agreement with Guangdong Development Bank. We borrowed RMB49.60 million (approximately $7.66 million) with an annual interest rate equal to 110% of the 12 month’s benchmark lending rate of the People’s Bank of China (6.94% as of June 30, 2011), with interest payable on the 20th of each month. The loan was guaranteed by our CEO and one of our subsidiaries. The loan was due and repaid in June 2011.

On June 18, 2010, we entered into a loan agreement with Industrial and Commercial Bank of China (Asia) Limited. We borrowed $8.00 million and $2.00 million on July 15, 2010 and August 12, 2010, respectively, with an effective interest rate at 3% per annum over the applicable one year London Inter Bank Offered Rate (3.73% at June 30, 2011), with interest payable on the due date of the loan. Interest payable is calculated on the basis of the actual number of days elapsed and a 360-day year. The loan was due in July 2011 and extended to July 2012 under a supplementary agreement signed on June 23, 2011. The loan is guaranteed by our CEO and collateralized by fixed assets of one of our subsidiaries and the shares of one of our subsidiaries.

On April 16, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80.00 million (approximately $12.36 million) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan was due and repaid in April 2011. The loan was guaranteed by our CEO and one of our subsidiaries and collateralized by the properties and land use rights of a subsidiary.

On April 15, 2010, we entered into a loan agreement with Shanghai Pudong Development Bank. We borrowed RMB80.00 million (approximately $12.36 million) with an annual interest rate equal to 6.06%, with interest payable on the 20th of each month. The loan was due and repaid in April 2011. The loan was guaranteed by our CEO and collateralized by the properties and land use rights of one of our subsidiaries.

On March 31, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB50.00 million (approximately $7.73 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries and collateralized by the property and land use rights of a subsidiary.

On March 25, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB90.00 million (approximately $13.91 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries and collateralized by the properties of two of our subsidiaries.

On March 24, 2010, we entered into a loan agreement with China Citic Bank. We borrowed RMB60.00 million (approximately $9.27 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries, and collateralized by the properties of two of our subsidiaries.

On March 4, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB31.00 million (approximately $4.79 million) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in February 2011. The loan was guaranteed by three of our subsidiaries and collateralized by the property of a subsidiary.

On March 4, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB39.00 million (approximately $6.03 million) with an annual interest rate equal to 5.23%, with interest payable on the 20th of each month. The loan was due in March 2011, but repaid in January 2011. The loan was guaranteed by three of our subsidiaries and collateralized by the property of a subsidiary.

On March 3, 2010, we entered into a loan agreement with China Construction Bank. We borrowed RMB50.00 million (approximately $7.73 million) with an annual interest rate equal to 6.10%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by our CEO and one of our subsidiaries and collateralized by the property of a subsidiary.

On March 2, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB41.00 million (approximately $6.34 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in March 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries and collateralized by the property and land use rights of a subsidiary.

On February 3, 2010, we entered into a loan agreement with China Merchants Bank. We borrowed RMB59.00 million (approximately $9.12 million) with an annual interest rate equal to 5.81%, with interest payable on the 20th of each month. The loan was due and repaid in February 2011. The loan was guaranteed by our CEO, his wife and one of our subsidiaries and collateralized by the property and land use rights of a subsidiary.

On January 26, 2010, we entered into a loan agreement with the Industrial and Commercial Bank of China. We borrowed RMB100.00 million (approximately $15.45 million) with an annual interest rate equal to 4.78%, with interest payable on the 20th of each month. The loan was due in January 2011. We repaid RMB80.00 million (approximately $12.36 million) and RMB 20.00 million (approximately $3.09 million) in June 2010 and January 2011, respectively. The loan was guaranteed by our CEO.

b) Product financing arrangements

As of June 30, 2011, the amount, maturity date and original term of each of our obligations under product financing arrangements were as follows:

(All amounts in millions of U.S. dollars)

Lender	Amount *	Maturity Date	Original Term
A Financial Institution	$5.36	June 2013	3 years
A Financial Institution	0.50	September 2013	4 years
A Financial Institution	3.46	September 2012	3 years
Total	$9.32

* Calculated on the basis that $ 1 = RMB6.47

In June 2010, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.23% on inventory financings. We borrowed RMB50 million (approximately $7.73 million). The loans expire in June 2013, and payments of principal and interest are due at the end of each quarter.

In September 2009, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 8.46% on inventory financings. We borrowed RMB50 million (approximately $7.73 million). The loans expire in September 2012, and payments of principal and interest are due at the end of each quarter.

In February 2009, we entered into product financing agreements with a financial institution. Under the terms of the agreements, we agreed to pay an annual interest rate of 10.5% on inventory financings. We borrowed RMB7.11 million (approximately $1.10 million). The loans expire in September 2013, and payments of principal and interest are due at the end of each quarter.

c) Guaranteed senior unsecured notes payable

As of June 30, 2011, we had outstanding the Tranche B Notes. The Tranche B Notes have a principal amount of $84.00 million, zero coupon interest and a fair value of $78.44 million, resulting in a debt discount of $5.56 million and an effective interest rate of approximately 5%. The Tranche B Notes mature on September 2, 2012. We are to repay the principal amount in six consecutive semi-annual installments, that began on March 2, 2010, with 46%, 46%, and 8% of the principal amount to be repaid in the first, second and third year, respectively. The Tranche B Notes are not convertible. We will be entitled to redeem the Tranche B Notes at any time with no premium or penalty at a redemption price equal to 100% of the principal amount of the Tranche B Notes to be redeemed, plus default interest, if any. The Tranche B Notes are guaranteed by our significant subsidiaries to the extent permitted under applicable laws. We repaid $19.32 million of the principal on the Tranche B Notes in March 2011.

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

Loan facility liquidity requirements

In the remaining six months of 2011, we have approximately $98.49 million in bank loans that will mature. We believe we will be able to pay all obligations as they become due. As some of our loans become due, we may elect to renew or refinance, rather than repay, the indebtedness. However, there is no assurance that additional financing will become available on terms acceptable to us. We believe that we will have the ability to refinance our indebtedness when and if we elect to do so. While we currently are not in a position to know the terms of such refinancing, we expect to refinance our indebtedness at prevailing market rates and on prevailing market terms. We are exposed to a variety of risks associated with short-term borrowings including adverse fluctuations in fixed interest rates for short-term borrowings and unfavorable increases in variable interest rates, potential inability to service our short term indebtedness through cash flow from operations and the overall reduction of credit in the current economic environment.

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

If the Merger is consummated, subsequent to the Merger we expect to be substantially leveraged. Our liquidity requirements will be significantly changed, primarily due to the addition of debt service requirements to our existing cash needs discussed above.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2011:

(All amounts in millions of U.S. dollars)

	Payments due by period
		Less than			More
		1			than 5
	Total	year	1-3 years	3-5 years	years
Debt Obligations	$526.31	$222.71	$280.57	$6.20	$16.83
Operating Lease Obligations	2.28	1.91	0.37	--	--
Total	$528.59	$224.62	$280.94	$6.20	$16.83

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

  At June 30, 2011, we had no financial assets or liabilities subject to recurring fair value measurements.

  Our financial instruments include cash, accounts receivable, other receivables, accounts and bills payable, notes payable, obligations under product financing arrangements and guaranteed senior unsecured notes payable. Management estimates that the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature and/or market rates of interest currently available to us.

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

  For additional Critical Accounting Policies, please see Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended, for a discussion of our critical accounting policies.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest and do not invest in any instruments for trading purposes. Most of our outstanding debt instruments carry fixed rates of interest. Our operations generally are not directly sensitive to fluctuations in interest rates. The amount of long-term debt outstanding as of June 30, 2011 and December 31, 2010 was $307.08 million and $73.62 million, respectively. A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings at June 30, 2011, would decrease net income before provision for income taxes by approximately $1.00 million or 11% for the three months ended June 30, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Our reporting currency is the U.S. dollar. Except for the U.S. holding company, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the RMB against the U.S. dollar of 5% would increase our comprehensive income by $16.67 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2011. As of June 30, 2011, our accumulated other comprehensive income was $62.29 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Guoshen Tu, our Chief Executive Officer, and Terence Yap, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of June 30, 2011.

(b) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the three months ended June 30, 2011.

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no material legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition, except as follows:

Between March 15, 2011 and April 26, 2011, six purported class action complaints related to the Merger (the “Stockholder Actions”) were filed against some or all of the following: the Company, the members of the board of directors of the Company and Merger Sub. On March 15, 2011, the first of the Stockholder Actions was filed in the Court of Chancery of the State of Delaware, captioned Dziak v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6279-CS (the “Dziak Complaint”). The plaintiff in the Dziak Complaint alleges, among other things, (1) that members of our board of directors breached their fiduciary duties to the Company’s stockholders in connection with the Merger and (2) Mr. Guoshen Tu engaged in acts of self-dealing, unfair dealing, gross overreaching and breaches of his fiduciary duties. The Dziak Complaint seeks, among other things, an order enjoining the defendants from proceeding with the Merger unless and until such time the defendants have acted in accordance with their fiduciary duties to maximize shareholder value, an order directing the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our stockholders, an award of compensatory damages and an award of fees, expenses and costs.

From March 16, 2011 to April 26, 2011, five additional complaints were filed in the Court of Chancery of the State of Delaware, seeking substantially the same relief and making substantially the same allegations as the Dziak Complaint. The additional complaints have the following captions: Levine v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6286-CS (filed March 16, 2011); Smith v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6292-CS (filed March 17, 2011); O’Connor v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6296-CS (filed March 18, 2011); Jamal v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6408-CS (filed April 22, 2011); and Musto v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6418-CS (filed April 26, 2011). Certain of the Stockholder Actions additionally allege, among other things, that the Company and Merger Sub have aided and abetted the individual defendants’ alleged breaches of fiduciary duties. Certain of the Stockholder Actions additionally seek, among other things, (1) an order enjoining, preliminarily and permanently, the Merger, and (2) an order rescinding the Merger or awarding plaintiff and the class rescissory damages in the event that the Merger is consummated prior to the entry of the court’s final judgment.

On May 23, 2011, plaintiffs’ counsel in Musto v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6418-CS, filed a motion with the Court of Chancery of the state of Delaware seeking to consolidate five of the pending actions and to have counsel for Mr. Musto appointed as lead plaintiffs’ counsel in the consolidated action. On May 27, 2011, the Company, members of the special committee, Terence Yap, and Merger Sub, respectively, filed motions to dismiss the remaining action that was not part of the consolidation motion, Jamal v. China Security & Surveillance Technology, Inc., et al., C.A. No. 6408-CS. On June 7, 2011, four plaintiffs (Levine, Smith, O’Connor, and Jamal) filed a joint Amended Complaint containing substantially the same allegations and seeking substantially the same relief as the prior complaints. The joint Amended Complaint was accompanied by a motion for preliminary injunction to block the merger and a motion to expedite discovery. On June 10, 2011, plaintiffs’ counsel in the Dziak, Levine, Smith, O’Connor, and Jamal actions filed a joint cross-motion to the Musto consolidation motion. The joint cross-motion also sought consolidation of all pending actions, but requested that the law firm of Rigrodsky & Long, P.A. be appointed as lead plaintiffs’ counsel in the consolidated action. At a hearing on June 30, 2011, the Court ordered that the six pending cases be consolidated and appointed Rigrodsky & Long, P.A. as the lead plaintiffs’ counsel in the consolidated action. “A hearing on plaintiffs’ motion for a preliminary injunction in the consolidated action is scheduled to occur on August 16, 2011.”

On July 21, 2011, a purported class action complaint captioned Strum v. China Security & Surveillance Technology Inc. et al., Case No. 1:11-CV-00646-UNA, was filed in the United States District Court for the District of Delaware. The complaint, which names the same defendants as in the state actions, alleges that the preliminary proxy statement filed on July 8, 2011 is materially false and misleading and that the Merger is unfair to stockholders. It asserts claims under the United States Securities Exchange Act of 1934, as amended, as well as common law claims for breach of fiduciary duty, and seeks a preliminary and permanent injunction prohibiting consummation of the Merger and damages in the event the Merger is consummated.

In September 2010, the Company was notified by the staff of the SEC that it had initiated a SEC Investigation. On or around September 3, 2010 and March 29, 2011, the Company received two separate subpoenas from the SEC requesting the delivery of certain documents to the SEC. The Company is cooperating, and intends to continue to cooperate, with the SEC in connection with such investigation. Receipt of these subpoenas does not mean that the SEC has concluded that the Company or anyone else has violated the law. The investigation does not mean that the SEC has a negative opinion of any person, entity or security. It is not possible to predict the outcome of the investigation, including whether or when any proceedings might be initiated, when these matters may be resolved or what, if any, penalties or other remedies may be imposed.

ITEM 1A.     RISK FACTORS

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended, contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following risk factors related to the proposed Merger supplement, and should be read in conjunction with, that discussion.

There are risks and uncertainties associated with our proposed Merger with Rightmark Holdings Limited and Merger Sub.

As previously announced, we have entered into the Merger Agreement providing for the acquisition of the Company by Parent, an entity formed and wholly owned by our CEO and chairman Guoshen Tu . Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent. There are a number of risks and uncertainties relating to the Merger. For example, the Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement’s closing conditions, Parent’s failure to obtain sufficient financing to complete the Merger, or litigation relating to the Merger. In addition, there can be no assurance that approval of our stockholders will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.

Pending the closing of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. In addition, if the Merger Agreement is terminated under certain circumstances, we are required to pay a termination fee of up to $10 million.

Our business could be adversely impacted as a result of uncertainty related to the Merger.

The proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

  the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

  our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and

  customers, suppliers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of April 20, 2011, by and among the Registrant, Rightmark Holdings Limited, Rightmark Merger Sub Limited and Mr. Guoshen Tu (solely for the purpose of Section 6.15) (incorporate by reference to exhibit 2.1 to the current report on Form 8-K filed on April 21, 2011)
2.2	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2011, by and among the Registrant, Rightmark Holdings Limited, Rightmark Merger Sub Limited and Mr. Guoshen Tu (solely for the purpose of Section 6.15) (incorporate by reference to exhibit 2.1 to the current report on Form 8-K filed on May 3, 2011)
10.1	Limited Guaranty, dated as of April 20, 2011, by Mr. Guoshen Tu in favor of the Registrant (incorporate by reference to exhibit 10.1 to the current report on Form 8-K filed on April 21, 2011).
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED: July 25, 2011

China Security & Surveillance Technology, Inc.

By: /s/ Guoshen Tu
Principal Executive Officer

By: /s/ Terence Yap
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of April 20, 2011, by and among the Registrant, Rightmark Holdings Limited, Rightmark Merger Sub Limited and Mr. Guoshen Tu (solely for the purpose of Section 6.15) (incorporate by reference to exhibit 2.1 to the current report on Form 8-K filed on April 21, 2011)
2.2	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2011, by and among the Registrant, Rightmark Holdings Limited, Rightmark Merger Sub Limited and Mr. Guoshen Tu (solely for the purpose of Section 6.15) (incorporate by reference to exhibit 2.1 to the current report on Form 8-K filed on May 3, 2011)
10.1	Limited Guaranty, dated as of April 20, 2011, by Mr. Guoshen Tu in favor of the Registrant (incorporate by reference to exhibit 10.1 to the current report on Form 8-K filed on April 21, 2011).
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Furnished herewith